Form 10QSB
period 2007-06-30
TJS Wood Flooring, Inc.
filed 2007-07-17
CIK 1392363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141568

 TJS WOOD FLOORING, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8468508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Brandi Iannelli TJS Wood Flooring, Inc. 31940 Daniel Way Temecula, CA 92591 (Address of principal executive offices)

951-676-3469
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  *  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of July 10, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-141568) was declared effective on May 31, 2007

TJS WOOD FLOORING, INC.

TJS WOOD FLOORING, INC.

Balance Sheet

June 30, 2007

(Unaudited)

ASSETS

EQUIPMENT:
Truck	$6,854
Accumulated depreciation	(5,996)
Net	858

TOTAL ASSETS	$858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$9,140

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(18,282)
Total Stockholders’ Deficit	(8,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$858

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Operations

For the Three Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$11,950	$14,635

Expenses:
Direct operating	9,407	14,201
General and administrative	1,300	1,300
Marketing	3,099	991
Total	13,806	16,492

Net Loss	$(1,856)	$(1,857)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	9,140,000

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Operations

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$22,839	$26,970

Expenses:
Direct operating	19,289	24,742
General and administrative	3,100	1,600
Marketing	4,662	3,341
Total	27,051	29,683

Net Loss	$(4,212)	$(2,713)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,748,177	9,140,000

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,212)	$(2,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,712	1,713

Changes in operating assets and liabilities:
Increase in accrued expenses	1,640	1,000
Net Cash Used in Operating Activities	(860)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	860	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Notes to Unaudited Financial Statements

June 30, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - STOCKHOLDERS’ DEFICIT

On February 22, 2007, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to a director of the Company. The director is also the husband of the Company’s President.

On February 20, 2007 the Board of Directors approved the Company 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company. The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options or other awards have been issued under the Plan.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company has extremely limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its officers, existing customers, advertising and trade literature. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in exist.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were founded as an unincorporated business in September 2005 and became a C corporation in February 2007. We began generating revenue on September 30, 2005. At April 30, 2007, we had two employees: Brandi Iannelli, our president, and Frank Iannelli, our secretary/treasurer. Ms. Iannelli devotes about 40% of her time to us, and Mr. Iannelli, the husband of Brandi Iannelli, devotes fulltime to us and uses independent contractors as necessary.

TJS installs and refinishes wood floors in private residences in the areas around San Diego, CA. Our work includes installation of laminate/wood flooring over existing concrete and drywall installations. We meet with customers to help them to weigh the advantages of each alternative. Currently, we assist customers to select the wood, and the customer then buys the wood from a supplier such as Home Depot or Lowe’s, and we install the product. In the future, we plan to do purchasing of wood flooring products that will be included in our job costs and billings if we generate sufficient financial resources to do so and we can negotiate wholesale purchasing costs from vendor.

Our customers are existing homeowners. We believe that a decision on the part of a homeowner to significantly upgrade the house’s floors is a very discretionary one. It is generally made when a homeowner is confident about his/her financial security or when the homeowner has recently purchased an existing home. Therefore, we believe that opportunities available to our business are principally affected by the number of home resales and the consumers’ perception of the economy in the Southern California area. In addition, declines in subprime lending appear to have a significantly adverse effect on our potential sales significantly.

We collect payment for jobs in full no later than the completion of the job. We began accepting major credit cards in June 2007. We received sales aggregating $5,250 that were charged to credit cards in June 2007.

A summary of our operations for the six months ended June 30, 2007 and 2006 follows:

	2007	2006

Sales	$22,839	$26,970

Expenses:
Direct operating	19,289	24,742
General and administrative	3,100	1,600
Marketing	4,662	3,341
Total	27,051	29,683

Net Loss	$(4,212)	$(2,713)

Sales  - Sales revenues consisted of the following:

	2007	2006
Installation	24.03%	23.08%
Refinish and repair	75.97%	76.92%

We seek as many jobs as possible. We cannot predict the likelihood of obtaining installation jobs compared with refinishing jobs. Installation jobs are larger and result in more revenue.

Expenses

Direct operating expenses consist principally of compensation and truck related expenses as follows:

	2007	2006
Compensation	$14,609	$18,347
Truck expenses, including fuel	900	900
Depreciation	1,712	1,713
Supplies	2,068	3,782

Total	$19,289	$24,742

All compensation was paid to Mr. Iannelli

Marketing costs – were entirely the costs of print ads in newspapers and magazines. The majority of these costs involve ads in Pennysaver.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

TJS has limited financial resources and has not established a source of equity or debt financing. In addition, we have incurred operating losses since inception and had no working capital or source of financing at June 30, 2007. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the year ended December 31, 2006. We are taking several steps designed to increase our revenue and cash flow although there is no way of predicting the likelihood that these steps will increase or even maintain our revenue levels. These steps are:

•

In May 2007 we opened a merchant account which will enable us to accept Master Card, Visa, Discover and American Express credit cards as payment for our services. Until May 2007, we only accepted cash payments. We believe that this payment option may increase our potential customer base.

•

We are starting a direct mail program sending post cards to selected neighborhoods in the San Diego area. The selected neighborhoods are those with older, higher priced homes.

•

We are using newspaper ads in the Riverside/Redland areas. We are reducing ads in areas of higher mortgage foreclosure rates.

•

We are seeking larger competitors to determine if they need a subcontractor to perform a portion of their work.

We cannot predict with any degree of accuracy what our revenue or cash flow are likely to be during the next 12 months. We are not aware of any demands or commitments that affect out business positively or negatively. We also lack the resources to perform any detailed market studies or have studies performed by professionals on our behalf. We will not incur any material commitments requiring cash outflow unless we have obtained engagements generating sufficient cash to meet those obligations. If sufficient revenue is not generated to meet basic operating costs of being a public company, we may be forced to cease operations.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In February 2007, TJS sold 860,000 of its common stock to 39 individuals for $860. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

Typically, there is a greater demand for our services in the summer months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. ‘

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TJS WOOD FLOORING, Inc.

(Registrant)

/s/ Brandi Iannelli

Brandi Iannelli

Title: President and Chief Financial Officer

July 17, 2007