Form 10QSB/A
period 2007-06-30
TJS Wood Flooring, Inc.
filed 2007-07-20
CIK 1392363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒      No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

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

July 20, 2007