Form 10QSB
period 2007-09-30
TJS Wood Flooring, Inc.
filed 2007-10-09
CIK 1392363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of October 5, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TJS WOOD FLOORING, INC.

TJS WOOD FLOORING, INC.

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

EQUIPMENT:
Truck	$6,854
Accumulated depreciation	(6,854)
Net	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$10,140
Total current liabilities	10,140

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-
Common stock: $0.001 par value; authorized 74,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(20,140)
Total Stockholders’ Deficit	(10,140)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Operations

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$20,275	$17,600

Expenses:
Direct operating	18,890	16,802
General and administrative	1,300	300
Marketing	1,943	1,354
Total	22,133	18,456

Net Loss	$(1,858)	$(856)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	9,140,000

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Operations

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$43,114	$44,570

Expenses:
Direct operating	38,179	41,544
General and administrative	4,400	1,900
Marketing	6,605	4,695
Total	49,184	48,139

Net Loss	$(6,070)	$(3,569)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,833,040	9,140,000

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,070)	$(3,569)
Depreciation	2,570	2,569
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	2,640	1,000
Net Cash Used in Operating Activities	(860)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	860	-

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Notes to Unaudited Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 - ORGANIZATION

TJS Wood Flooring, Inc. (the “Company”) was founded as an unincorporated business on September 1, 2005, became a C corporation in Delaware on February 15, 2007. The Company installs and refinishes wood floors in private residences in the areas around San Diego, CA.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 31, 2007.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company has extremely limited financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its officers, existing customers, advertising and trade literature. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On February 22, 2007, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to a director of the Company. The director is also the husband of the Company’s President.

On February 20, 2007 Board of Directors approved the Company’s 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company. The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

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

Operations

We were founded as an unincorporated business in September 2005 and became a C corporation in February 2007. We began generating revenue on September 30, 2005. At September 30, 2007, we had two employees: Brandi Iannelli, our president, and Frank Iannelli, our secretary/treasurer. Ms. Iannelli devotes about 40% of her time to us, and Mr. Iannelli, the husband of Brandi Iannelli, devotes fulltime to us and uses independent contractors as necessary.

TJS installs and refinishes wood floors in private residences in the areas around San Diego, CA. Our work includes installation of laminate/wood flooring over existing concrete and drywall installations. We meet with customers to help them to weigh the advantages of each alternative. Currently, we assist customers to select the wood, and the customer then generally buys the wood from a supplier such as Home Depot or Lowe’s, and we install the product. In the future, we plan to do purchasing of wood flooring products that will be included in our job costs and billings if we generate sufficient financial resources to do so and we can negotiate wholesale purchasing costs from vendor.

Our customers are existing homeowners. We believe that a decision on the part of a homeowner to significantly upgrade the house’s floors is a very discretionary one. It is generally made when a homeowner is confident about his/her financial security or when the homeowner has recently purchased an existing home. Therefore, we believe that opportunities available to our business are principally affected by the number of home re-sales and the consumers’ perception of the economy in the Southern California area. In addition, declines in subprime lending appear to have a significantly adverse effect on our potential sales significantly.

We collect payment for jobs in full no later than the completion of the job. We began accepting major credit cards in June 2007.

A summary of our operations for the nine months ended September 30, 2007 and 2006 follows:

	2007	2006

Sales	$43,114	$44,570

Expenses:
Direct operating	38,179	41,544
General and administrative	4,400	1,900
Marketing	6,605	4,695
Total	49,184	48,139

Net Loss	$(6,070)	$(3,569)

Sales  - Sales revenues consisted of the following:

	2007	2006
Installation	49.03%	40.78%
Refinish and repair	50.97%	59.22%

We seek as many jobs as possible. We cannot predict the likelihood of obtaining installation jobs compared with refinishing jobs. Installation jobs are larger and result in more revenue.

Expenses

Direct operating expenses consist principally of compensation and truck related expenses as follows:

	2007	2006
Compensation	$30,658	$31,847
Truck expenses, including fuel	1,350	1,350
Depreciation	2,570	2,569
Supplies	3,601	5,778

Total	$38,179	$41,544

All compensation was paid to Mr. Iannelli

Marketing costs – were entirely the costs of print ads in newspapers and magazines. The majority of these costs involve ads in Pennysaver and, in 2007, Community Magazine.

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

Liquidity

TJS has limited financial resources and has not established a source of equity or debt financing. In addition, we have incurred operating losses since inception and had no working capital or source of financing at September 30, 2007. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the year ended December 31, 2006. We are taking several steps designed to increase our revenue and cash flow although there is no way of predicting the likelihood that these steps will increase or even maintain our revenue levels. These steps are:

▪

In May 2007 we opened a merchant account which will enable us to accept Master Card, Visa, Discover and American Express credit cards as payment for our services. Until May 2007, we only accepted cash payments. We believe that this payment option may increase our potential customer base.

▪

We are starting a direct mail program sending post cards to selected neighborhoods in the San Diego area. The selected neighborhoods are those with older, higher priced homes.

▪

We are using newspaper ads in the Riverside/Redland areas. We are reducing ads in areas of higher mortgage foreclosure rates.

▪

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

In September 2006, FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material. SAB No. 108 is effective in any report for an interim period of the first fiscal year ending after November 15, 2006 with early application of the guidance is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

TJS WOOD FLOORING, Inc.

(Registrant)

/s/ Brandi Ianneli

Brandi Iannelli

Title: President and Chief Financial Officer

October 8, 2007