Form 10KSB
period 2007-12-31
TJS Wood Flooring, Inc.
filed 2008-03-31
CIK 1392363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-141568

TJS Wood Flooring, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	20-8468508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
31940 Daniel Way
Temecula, CA	92951
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number:  951-676-3469

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒   Yes  ☐   No

State Issuer’s revenues for its most recent year:   $64,821 as of December 31, 2007.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 25, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 740,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has a trading symbol but has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 740,000 shares held by non-affiliates, based upon the book value as of December 31, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐  NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board (“OTCBB”). However, no trades of our common stock have occurred as of February 8, 2008. Our trading symbol is TJSW.

Item 1.

DESCRIPTION OF BUSINESS

TJS was founded as an unincorporated business on September 1, 2005 and became a C corporation in the state of Delaware on February 15, 2007. TJS installs and refinishes wood floors in private residences in the areas around San Diego, CA. Our work includes installation of laminate/wood flooring over existing concrete and drywall installations.

Wood floors are attractive alternatives for several reasons. Wood floors are:

Affordable – We believe that wood floors add value to a residence at resale time, not to mention it is a lifetime product. Although we have not performed any surveys, we believe that hardwood floor products are one of the most sought after hard surface flooring in remodeling and new home construction.

Easy to Maintain - Routine maintenance generally involves simple sweeping and vacuuming. Preventive maintenance includes using area rugs, floor protectors on all furniture on the hardwood floors, and routine maintenance with a proper hardwood floor cleaner.

Ecologically Sound - Unlike most floor coverings, wood floors come from a natural resource that is sustainable. Long gone are the days when timber was cut down with little thought for the long-term consequences on the nation's forests. Today, we believe, based on general news about environmental protection and not any research study conducted by us, that an increasing percentage of timber is cut from forests that are carefully managed to ensure continued resources of wood in the future.

Healthy - The Environmental Protection Agency has said that indoor air quality is one of our top health threats. Installed in the home or elsewhere, wood floors help contribute to a healthy living environment. Hard surface flooring, such as hardwood floors, does not rap or harbor dust mites or molds. That helps to create better air quality for all inhabitants, but especially for the millions of Americans who suffer from allergies. The hard surface of wood floors also helps avoid artificial substances such as pesticides that can accumulate on some floor coverings.

Selection and Variety - With today's technologically advanced manufacturing, stains and finishes, hardwood floors come in many sizes, styles, colors, finishes and species.

Hardwood Flooring Types

We install or sand and refinish a wide variety of floor types.

Solid Wood - Solid Wood flooring comes in three basic types:

Strip flooring accounts for the majority of installations. Strips usually are 2-1/4 inches wide, but also come in widths ranging from 1-1/2 inches to 3-1/4 inches. They are installed by nailing to the subfloor.

Plank flooring boards are at least 3 inches wide. They may be screwed to the subfloor as well as nailed. Screw holes can be covered with wooden plugs.

Parquet flooring comes in standard patterns of 6" x 6" blocks. Specialty patterns may range up to 36" square units. Parquet often achieves dramatic geometric effects of special design patterns.

Solid wood floors can be installed on a concrete slab of a residence not having a basement as long as the floor is on or above ground level. This is the case with many residences in the San Diego area.

Solid wood flooring expands and contracts with changes in relative humidity. Normally, installers compensate for this movement by leaving an expansion gap between the floor and the wall. Base molding is the traditional "cover-up" for this gap.

Engineered wood - Made of several layers of different woods or different grades of same wood stacked and glued together under heat and pressure. Engineered wood flooring is less likely to be affected by changes in humidity and can be installed above, on, or below ground level. Some engineered wood floors with thicker top layers can be sanded up to three times.

Wood laminates - A plywood base topped with a layer of veneer. Plies and thicknesses vary, but three-ply, 3/8 inch flooring is most common. The veneer topping of wood laminate floors (commonly 1/8 inch thick) can be sanded and refinished (in rare cases, three times.) Most manufacturer warranties cover the finish for five years.

Synthetic/plastic laminates - Usually 1/2 inch thick, plastic laminate flooring consists of a fiberboard center wrapped in top and bottom layers of high-pressure laminate -- a tougher version of the same material used in many kitchen countertops. These floors cannot be sanded or refinished and must be removed when they wear out. They usually come with 10- or 15-year manufacturer warranties against fading, stains and wear.

Types, Styles & Species

Types & Styles - Wood floors come in a variety of styles - factory finished, unfinished, solid, engineered, strip, plank, parquet, and acrylic impregnated.

Choosing the style that is best for a specific customer is an important decision, and will be based on a variety of issues including lifestyle, decorating style, and the area in which you live. We meet with customers to help them to weigh the advantages of each alternative. Currently, we assist customers to select the wood, and the customer then buys the wood from a supplier such as Home Depot or Lowe’s, and we install the product. In the future, we hope to purchase wood flooring products that will be included in our job costs and billings if we generate sufficient financial resources to do so and we can negotiate wholesale purchasing costs from vendors.

Colors - Wood floors come in many colors to fit any décor. One-of-a-kind looks can be achieved with custom stains and finishes. And even if a floor is old, an entirely new look can be achieved with new stain and finishes.

Species - Today's wood floors come in more than 50 species, both domestic and exotic, spanning the spectrum of color options, hardness, and price ranges. Common species include Ash, Beech, Birch, Cherry, Cypress, Douglas Fir, Hickory /Pecan, Maple (Hard), Mesquite, Oak (Red), Oak (White), Pine (Heart), Pine (Southern Yellow), and Walnut.

Grades - The appearance of the wood determines its "grade." All grades are strong and serviceable, but each provides a different look.

▪

Clear - Clear wood is free of defects, though it may have minor imperfections.

▪

Select - Select wood is almost clear, but contains some natural characteristics such as knots and color variations.

▪

Common - Common wood (No. 1 and No. 2) has more natural characteristics such as knots and color variations than either clear or select grades, and often is chosen because of these natural features and the character they bring to a room. No. 1 Common has a variegated appearance, light and dark colors, knots, flags and wormholes. No 2 Common is rustic in appearance and emphasize all wood characteristics of the species.

▪

First - First grade wood has the best appearance, natural color variations and limited character marks.

▪

Second - Second grade wood is variegated in appearance with varying sound wood characteristics of species.

▪

Third - Third grade wood is rustic in appearance allowing all wood characteristics of the species.

Cuts - The angle at which a board is cut determines how the finished product looks. Wood flooring is either plainsawn, quartersawn or riftsawn.

▪

Plainsawn - Plainsawn is the most common cut. The board contains more variation than the other two cuts because grain patterns resulting from the growth rings are more obvious.

▪

Quartersawn - Quartersawing produces less board feet per log than plainsawing and is, therefore, more expensive. Quartersawn wood twists and cups less and wears more evenly.

▪

Riftsawn - Riftsawn is similar to quartersawing, but the cut is made at a slightly different angle.

Wood Floor Finishes

Surfaces Finishes - Wood floors require minimal care with today's wood floor finishes. These finishes are usually urethanes and remain on the surface of the wood and form a protective coating. Surfaces finishes are popular today because they are durable, water-resistant and require minimal maintenance. Various gloss levels are available.

A significant portion of our business involves refinishing floors which involves removing all veneer, coatings, and stains from a floor and using one of the surface finishes described below. Types of surface finishes are:

▪

Oil-modified urethane is easy to apply. It is a solvent-base polyurethane that dries in about eight hours. This type of finish ambers.

▪

Moisture-cured urethane is solvent-base polyurethane that is more durable and more moisture resistant than other surface finishes. Moisture-cure urethane comes in non-yellowing and in ambering types and is generally available in satin or gloss. These finishes are extremely difficult to apply, have a strong odor and are best left to the professional.

▪

Conversion varnish dries clear to slight amber and is durable. These finishes have an extremely strong odor and should be applied by the highly skilled flooring professional.

▪

Water-based urethane finishes are clear and non-yellowing. They have a milder odor and dry in about two to three hours.

▪

Penetrating Stain and Wax finish soaks into the pores of the wood and hardens to form a protective penetrating seal. The wax gives a low-gloss satin sheen. It is generally maintained with solvent-based (never water-based) waxes, buffing pastes or cleaning liquids (specifically made for wax-finished wood floors and an additional thin application of wax as needed.

Competition

We compete with many contractors, a significant majority of which have more financial resources and are better known in the San Diego community than are we. We do not have access to specific data but believe that there are at least 100 competitors in our area with regard to installation and approximately 25 competitors with regard to sanding and refinishing. We seek to obtain business in four ways:

▪

We attempt to price our services competitively in the local market.

▪

We respond to customer inquiries and requests quickly and assist them in selecting the alternatives that best fit their needs or preferences.

▪

We advertise in local newspapers and periodicals.

▪

We receive word-of-mouth referrals from satisfied customers.

We believe that most of our customers have come to us from our advertisements in local newspapers and by word of mouth from former customers. We cannot provide any assurances that our approach to customer service will be successful given the disparity in resources in comparison to our competitors.

Licenses

We hold a contractors license from the State of California.

Intellectual Property

We have no patents or trademarks.

Current Developments

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Item 2.

DESCRIPTION OF PROPERTY

We currently operate out of space located at 31940 Daniel Way, Temecula, CA 92591 provided to us by our president at no cost which serves as our principal address. Ms. Iannelli incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending or, to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in May 2007. There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol TJSW.  No trades have occurred through February 8, 2008. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 25, 2008, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding. As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol TJSW. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,240,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 89,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

Current Developments

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Our customers are existing homeowners. We believe that a decision on the part of a homeowner to significantly upgrade the house’s floors is a very discretionary one. It is generally made when a homeowner is confident about his/her financial security or when the homeowner has recently purchased an existing home. Therefore, we believe that opportunities available to our business are principally affected by the number of home re-sales and the consumers’ perception of the economy in the Southern California area. In addition, declines in subprime lending and related real estate market problems appear to have a significantly adverse effect on our potential sales.

We collect payment for jobs in full no later than the completion of the job. We began accepting major credit cards in June 2007.

A summary of our operations for the years ended December 31, 2007 and 2006 follows:

	2007	2006

Sales	$64,821	$57,870

Expenses:
Direct operating	59,007	54,428
General and administrative	14,700	8,700
Marketing	7,184	5,669
Total	80,891	68,797

Net Loss	$(16,070)	$(10,927)

Sales  - Sales revenues consisted of the following:

	2007	2006
Installation	61.58%	33.83%
Refinish and other	38.42%	66.17%

We seek as many jobs as possible. We cannot predict the likelihood of obtaining installation jobs compared with refinishing jobs. Installation jobs are larger and result in more revenue.

Expenses

Direct operating expenses consist principally of compensation and truck related expenses as follows:

	2007	2006
Compensation	$50,053	$37,331
Truck expenses, including fuel	1,800	7,615
Depreciation	2,570	3,427
Supplies	4,584	6,055

Total	$59,007	$54,428

All compensation was paid to Mr. Iannelli

Marketing costs – were entirely the costs of print ads in newspapers and magazines. Substantially all of these costs involve ads in Pennysaver and, in 2007, Community Magazine.

General and administrative costs – This category is comprised almost entirely of professional fees and communications.

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

Liquidity

TJS has no financial resources and has not established a source of equity or debt financing. In addition, we have incurred operating losses since inception and had no working capital or source of financing. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements. During 2007 we are took several steps designed to increase our revenue and cash flow although there is no way of predicting the likelihood that these steps will increase or even maintain our revenue levels. These steps are:

▪

In May 2007 we opened a merchant account which will enable us to accept Master Card, Visa, Discover and American Express credit cards as payment for our services. Until May 2007, we only accepted cash payments. We believe that this payment option may increase our potential customer base.

▪

We started a direct mail program sending post cards to selected neighborhoods in the San Diego area. The selected neighborhoods are those with older, higher priced homes.

▪

We began using newspaper ads in the Riverside/Redland areas. We are reducing ads in areas of higher mortgage foreclosure rates.

▪

We began seeking larger competitors to determine if they need a subcontractor to perform a portion of their work.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

Financial Reporting Release No.60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

All historic operations have been discontinued.

Risk Factors

TJS’ operations are significantly impacted by conditions impacting the real estate market in the geographic area in which it operates.

TJS operates in the San Diego area. The real estate market in the San Diego area has been impacted severely by several factors including those related to the subprime mortgage crisis. Our business depends heavily on the real estate market. The current decline in the real estate market has reduced our business opportunities significantly. A continuation or worsening of the current conditions in the San Diego real estate market will result in a cessation of our operations.

TJS has no financial resources and our auditors’ report on our financial statements indicates that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent financial resources we will be unable to undertake programs designed to expand our business.

TJS has limited financial resources and has not established a source of equity or debt financing. In addition, TJS incurred an operating loss in 2007 and 2006. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the year ended December 31, 2007 which will make it more difficult for us to raise capital.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations. To date, no TJS officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

TJS is and will continue to be completely dependent on the services of our co-founder, secretary/treasurer and director Frank Iannelli, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

TJS’ operations and business strategy are completely dependent upon the knowledge and business contacts of Frank Iannelli, our secretary/treasurer.  He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Mr. Iannelli or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Iannelli naming us as the beneficiary when and if we obtain the resources to do so and Mr. Iannelli remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

We may not be able to compete successfully in the highly competitive contracting business.

Competition could cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results. The market in which we participate is highly competitive. The most significant competitive factors we face are performance, service and price. Many of our competitors have greater financial and other resources than we have. We may not be able to compete successfully against current and future competition, and we cannot be assured that the current and future competitive pressures faced by us will not materially adversely affect our business and results of operations.

Brandi Iannelli, our chief executive and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements will be dependent to a significant degree upon others.

Brandi Iannelli has no meaningful financial reporting education or experiences. She is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel must review and assist in the preparation of such reports. The costs charged by these professionals for those services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We have only two directors who are both our only officers and are married to each other, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is our president and chairman. These two directors are married to each other.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.   We will also consider attempting to settle vendor obligations through the issuance of shares.

The foregoing actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. If the shares distributed to vendors or others are sold into any trading market that develops, the impact may be to cause share prices to decrease materially.  Alternatively, we may incur significant expenses that contractors/vendors will not be willing to accept shares of our stock in lieu of cash payment.  Such issuances may also serve to enhance existing management’s ability to maintain control of Max Nutrition because the shares may be issued to parties or entities committed to supporting existing management.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, TJSW, which permits our shares to be quoted on the OTCBB. However, no trades of our shares have occurred, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

▪

any market for our shares will develop;

▪

the prices at which our common stock will trade; or

▪

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Max Nutrition and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

▪

the basis on which the broker or dealer made the suitability determination, and

▪

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

▪

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

▪

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪

“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over Max Nutrition

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president is currently in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 8A.

CONTROLS AND PROCEDURES

Managements Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.

OTHER INFORMATION

NONE

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Brandi Iannelli	33	President, CEO, CFO, principal accounting officer and chairman
Frank Iannelli	37	Secretary, treasurer and director

Brandi Iannelli – Co-founded us and has been our president, chief executive officer, chief financial officer and chairwoman since September 2005.  Ms. Iannelli has been responsible for our advertising, scheduling and estimates for potential clients, and responding to clients’ inquiries. Prior to September 2005, Ms. Iannelli was primarily engaged in the care of her pre-school children.

Frank Iannelli – Co-founded us in September 2005 and has been our secretary/treasurer since then. He had been an independent contractor in the wood flooring industry for approximately 20 years.  Mr. Iannelli has experience in both residential wood flooring and commercial wood flooring.  Mr. Iannelli’s past jobs included work for the GAP, Banana Republic and various prep school gymnasiums while living in New York.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our president currently devotes full time to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.

Currently we have only two officers, both of whom also serve as directors, and are married to each other, and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. The terms of office of both directors expire on December 31, 2008.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” elsewhere in this prospectus.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that TJS has the resources to pay these fees.   TJS will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

Executive Compensation

The following table shows for the years ended December 31, 2007 and 2006, compensation awarded to or paid to, or earned by, our Chief Executive Officer, and our Secretary (the “Named Executive Officers”).

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
Name and	Period			Annual	Stock	Underlying	LTIP	All Other
Principal	Ended	Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Position	Oct. 31	($)	($)	($)	($)	SARs (#)	($)	($)

Brandi Iannelli	2007	--	-	-	-	-	-	-
President	2006	--	-	-	-	-	-	-

Frank Iannelli	2007	50,053	-	-	-	-	-	-
Treasurer	2006	37,311	-	-	-	-	-	-

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 8, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Brandi Iannelli	9,170,000(d)	91.7%
Frank Iannelli	100,000	1.0%

Officers and Directors as a group ( 2 members)	9,270,000(c)(d)	92.7%

(a) The address for each person is 31940 Daniel Way, Temecula, CA 92591.

(b) Unless otherwise indicated, TJS believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Frank Iannelli and Brandi Iannelli are husband and wife. Each disclaims beneficial ownership of the shares owned by the other, except as required by operation of law.

(d) Includes 30,000 shares owned by minor children of the Company’s president in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Ms Iannelli disclaims any beneficial interest in or control over any of such 30,000 shares other than that which may be attributed to her by operation of law.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

▪

listed on a national securities exchange,

▪

included in the national market system by the National Association of Securities Dealers, or

▪

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this   is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

•

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

•

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TJS has entered into an agreement regarding its president lending limited amounts of funds to it if necessary.

We currently operate out of office space provided to us by our president at no cost which serves as our principal address. Our president incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

In February 2007, we sold 100,000 shares of our common stock to Frank Iannelli, secretary/treasurer and a director who is also our president’s husband, for $100.

Item 13.

EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal periods ended December 31, 2007 and 2006 were $10,250 and $11,000, respectively.

Audit-Related Fees

During the fiscal periods ended December 31, 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2007 and 2006, our principal accountant did not render tax services.

All Other Fees

During the fiscal periods ended December 31, 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Brandi Iannelli

Brandi Iannelli

Title: President and

Chief Financial Officer

Date:

March 28, 2008

TJS WOOD FLOORING, INC.

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TJS Wood Flooring, Inc.

Temecula, California

We have audited the accompanying balance sheets of TJS Wood Flooring, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJS Wood Flooring, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TJS Wood Flooring, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no financial resources, has negative working capital and has incurred operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 26, 2008

TJS WOOD FLOORING, INC.

Balance Sheets

December 31, 2007 and 2006

	2007	2006

ASSETS

EQUIPMENT:
Truck	$6,854	$6,854
Accumulated depreciation	(6,854)	(4,284)
Net	-	2,570

TOTAL ASSETS	$-	$2,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$20,140	$7,500

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 74,000,000 shares; 10,000,000 and 9,140,000 shares issued and outstanding, respectively	10,000	9,140
Accumulated deficit	(30,140)	(14,070)
Total Stockholders’ Deficit	(20,140)	(4,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,570

See accompanying notes to financial statements.

TJS WOOD FLOORING, INC.

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Sales	$64,821	$57,870

Expenses:
Direct operating	59,007	54,428
General and administrative	14,700	8,700
Marketing	7,184	5,669
Total	80,891	68,797

Net Loss	$(16,070)	$(10,927)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,877,479	9,140,000

See accompanying notes to financial statements.

TJS WOOD FLOORING, INC.

Statement of Stockholders’ Deficit

	Common Shares	Amount ($)	Accumulated Deficit ($)	Total ($)

Balance, December 31, 2005	9,140,000	9,140	(3,143)	5,997

Net loss	-	-	(10,927)	(10,927)

Balance, December 31, 2006	9,140,000	9,140	(14,070)	(4,930)

Sale of shares	860,000	860	-	860

Net loss	-	-	(16,070)	(16,070)

Balance, December 31, 2007	10,000,000	10,000	(30,140)	(20,140)

See accompanying notes to financial statements.

TJS WOOD FLOORING, INC.

Statements of Cash Flows

 For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,070)	$(10,927)
Depreciation	2,570	3,427
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accrued expenses	12,640	7,500
Net Cash Used by Operating Activities	(860)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES – Sale of shares	860	-

CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

See accompanying notes to financial statements.

TJS WOOD FLOORING, INC.

Notes to the Financial Statements

December 31, 2007

NOTE 1 -

ORGANIZATION

TJS Wood Flooring, Inc. (the “Company”) was founded as an unincorporated business on September 1, 2005 and became a C corporation in Delaware on February 15, 2007. The Company installs and refinishes wood floors in private residences in the areas around San Diego, California.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on December 31.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

d.  Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period assuming that the Company incorporated as of the beginning of the first period presented.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2007.

e.   Revenue Recognition

The Company recognizes revenue when all work on an installation or maintenance contract has been completed.  Customers pay in cash at the time of completion.

f.  Equipment

Equipment, which consists of a truck, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three years. Depreciation expense for the years ended December 31, 2007 and 2006 was $2,570 and $3,427, respectively.

The carrying values of fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2007, no impairment has incurred.

g.  Provision for Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

The operating results prior to February 15, 2007 of TJS Wood Flooring were included in the tax return of the Company’s founder. The Company is not entitled to the potential benefit of any of those losses.

h. Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

i.  Impact Of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

▪	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
▪	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
▪	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2007, the Company has no financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company was incorporated as a C corporation on February 15, 2007 at which time 9,140,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of TJS Wood Flooring.

On February 22, 2007, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to a director of the Company. The director is also the husband of the Company’s President.

Stock Option Plan

Pursuant to a February 20, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options are outstanding or have been issued under the Plan.

NOTE 5 – SUBSEQUENT EVENT

As part of its plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.