Form 10QSB
period 2008-03-31
TJS Wood Flooring, Inc.
filed 2008-04-03
CIK 1392363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of March 31, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TJS WOOD FLOORING, INC.

TJS WOOD FLOORING, INC.

Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
EQUIPMENT:
Truck	$6,854	$6,854
Accumulated depreciation	(6,854)	(6,854)
Net	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$21,640	$20,140
Total current liabilities

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 74,000,000 shares; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(31,640)	(30,140)
Total Stockholders’ Deficit	(21,640)	(20,140)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$15,236	$10,889

Expenses:
Direct operating	14,402	9,882
General and administrative	1,800	1,800
Marketing	534	1,563
Total	16,736	13,245

Net Loss	$(1,500)	$(2,356)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,493,556

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,500)	$(2,356)
Depreciation	-	856
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	1,500	640
Net Cash Used in Operating Activities	-	(860)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	-	860

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

TJS WOOD FLOORING, INC.

Notes to Unaudited Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 - ORGANIZATION

TJS Wood Flooring, Inc. (the “Company”) was founded as an unincorporated business on September 1, 2005, became a C corporation in State of Delaware on February 15, 2007. The Company installs and refinishes wood floors in private residences in the areas around San Diego, California.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 on March 31, 2008.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company has no financial resources, has not established a source of equity or debt financing, has negative working capital and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

On February 20, 2007 the Company’s Board of Directors approved the Company’s 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company. The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

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

Operations

We were founded as an unincorporated business in September 2005 and became a C corporation in February 2007. We began generating revenue on September 30, 2005. At March 31, 2008, we had two employees: Brandi Iannelli, our president, and Frank Iannelli, our secretary/treasurer. Ms. Iannelli devotes about 40% of her time to us, and Mr. Iannelli, the husband of Brandi Iannelli, devotes fulltime to us and uses independent contractors as necessary.

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

We collect payment for jobs in full no later than the completion of the job. We began accepting major credit cards in June 2007.

A summary of our operations for the three months ended March 31, 2008 and 2007 follows:

	2008	2007

Sales	$15,236	$10,889

Expenses:
Direct operating	14,402	9,882
General and administrative	1,800	1,800
Marketing	534	1,563
Total	16,736	13,245

Net Loss	$(1,500)	$(2,356)

Sales  - Sales revenues consisted of the following:

	2008	2007
Installation	71.97%	33.88%
Refinish and repair	28.03%	66.12%

We seek as many jobs as possible. We cannot predict the likelihood of obtaining installation jobs compared with refinishing jobs. Installation jobs are larger and result in more revenue.  However, the current slump in the construction industry reduces the demand for our services significantly.

Expenses

Direct operating expenses consist principally of compensation and truck related expenses as follows:

	2008	2007
Compensation	$12,887	$7,837
Truck expenses, including fuel	450	450
Depreciation	-	856
Supplies	1,065	739

Total	$14,402	$9,882

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

Liquidity

TJS has no financial resources and has not established a source of equity or debt financing. In addition, we have incurred operating losses since inception and had no working capital or source of financing. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the year ended December 31, 2007. During 2007 we took several steps designed to increase our revenue and cash flow although there is no way of predicting the likelihood that these steps will increase or even maintain our revenue levels. These steps are:

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

We cannot predict with any degree of accuracy what our revenue or cash flow are likely to be during the next 12 months. The current depressed status of the construction industry and the housing market in the San Diego area significantly reduce the demand for our services. We are not aware of any specific demands or commitments that affect out business positively or negatively. We also lack the resources to perform any detailed market studies or have studies performed by professionals on our behalf. We will not incur any material commitments requiring cash outflow unless we have obtained engagements generating sufficient cash to meet those obligations. If sufficient revenue is not generated to meet basic operating costs of being a public company, we may be forced to cease operations.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit	Description
3.1.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

3.2.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TJS WOOD FLOORING, Inc.

(Registrant)

/s/ Brandi Iannelli

Brandi Iannelli

Title: President and

Chief Financial Officer

April 3, 2008