Form 10-K
period 2008-06-30
China Advanced Construction Materials Group, Inc
filed 2008-09-29
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-141568

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8468508
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

Yingu Plaza, 9 Beisihuanxi Road, Suite 1708
Haidian District, Beijing 100080 PRC	n/a
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: +86 10 82525301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐

Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 26, 2008 was $4,460,085 based on a $2.60 closing price for the Common Stock on September 26, 2008. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

10,525,000 Shares as of September 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.        Business

Our Corporate Structure

We own all of the issued and outstanding capital stock of BVI-ACM, which in turn owns 100% of the outstanding capital stock of China-ACMH. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Xin Ao and its two shareholders, pursuant to which China-ACMH effectively took over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate Xin Ao for an annual fee in the amount of Xin Ao's yearly net profits after tax. Additionally, Xin Ao's shareholders have pledged their rights, titles and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH's rights to control and operate Xin Ao, Xin Ao's shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao through an Option Agreement.

The following chart reflects our organizational structure as of the date of this prospectus.

Our Corporate History

China Advanced Construction Materials Group, Inc. was founded as an unincorporated business on September 1, 2005, under the name TJS Wood Flooring, Inc., and became a C corporate in the State of Delaware on February 15, 2007. On April 29, 2008, we changed our name to China Advanced Construction Materials Group, Inc. in connection with a reverse acquisition transaction with BVI-ACM as described below.

Background and History of BVI-ACM and China-ACMH

BVI-ACM was established on October 9, 2007, under the laws of British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of Xin Ao, a limited liability company formed under laws of China. BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for Xin Ao. China State Administration of Foreign Exchange, or SAFE, requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matter under the “Circular 106” in the PRC. On September 29, 2007, BVI-ACM was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

On November 23, 2007, BVI-ACM established a subsidiary, China-ACMH, in China as a wholly owned foreign limited liability company with registered capital of $5 million.

BVI-ACM, through its 100% owned China-ACMH and its variable interest entity Xin Ao, is engaged in producing general ready-mixed concrete, customized mechanical refining concrete, and some other concrete-related products which are mainly sold in China.

Xin Ao, licensed by Beijing Administration of Industry & Commerce, PRC, was established on June 28, 2002 with an initial capital contribution of approximately $3,630,000 (RMB30 million) and owned by Beijing Shang Di Xing Da Mixed Soil Ltd Co. (“Shang Di”) with 79% of ownership and Beijing Heng Xin Ao Tong Trading Ltd. (“Heng Xin”) with 21% of ownership. On September 17, 2004, Shang Di transferred its 79% ownership in Xin Ao to Beijing Boya Fangyuan Investment Management Co. (“Boya Fangyuan”) and Heng Xin transferred its 21% ownership to Beijing Jia Shi Long Teng Technology Development Co. (“Jia Shi Long Teng”). The transfers were approved at Xin Ao’s shareholder meeting.

On July 8, 2005, the Board of Directors of Xin Ao made a decision to increase its registered capital from approximately $3,630,000 (RMB30 million) to $12,100,000 (RMB100 million) through the use of Xin Ao’s undistributed profits. The percentage of the shareholders did not change and the registered capital contributed by Boya Fangyuan had increased from approximately $2.9 million (RMB23.7 million) to $9.6 million (RMB79 million) and by Jia Shi Long Teng had increased from approximately $762,300 (RMB6.3 million) to $2.5 million (RMB21 million). On the same day, Xin Ao had an ownership change with Boya Fangyuan transferring 50% of its 79% ownership, which was approximately $6.05 million (RMB50 million) of registered capital to Mr. Han Xianfu and Jia Shi Long Teng transferring 1% of its 21% interest to Mr. Han Xianfu. In December 2005, Jia Shi Long Teng transferred its remaining 20% ownership in Xin Ao to Boya Fangyuan. On August 27, 2007, Boya Fangyuan transferred its 9% to Mr. Han Xianfu and 40% to Mr. He Weili.

As discussed above, on November 28, 2007, China-ACMH entered a series of contractual arrangements with Xin Ao and its shareholders pursuant to which China-ACMH effectively assumes control over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao.

Through China-ACMH, BVI-ACM operates and controls Xin Ao. The reasons that BVI-ACM used the contractual arrangements to acquire control of Xin Ao, instead of using a complete acquisition of Xin Ao’s assets or equity to make Xin Ao a wholly-owned subsidiary of BVI-ACM, are that (i) new PRC laws effective as of September 8, 2006, governing share exchanges with foreign entities, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC law requires Xin Ao to be acquired for cash, and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC law.

Acquisition of BVI-ACM and Related Financing

On April 29, 2008, we completed a reverse acquisition transaction with BVI-ACM whereby we issued to the stockholders of BVI-ACM 8,809,583 shares of our common stock in exchange for all of the issued and outstanding capital stock of BVI-ACM. BVI-ACM thereby became our wholly owned subsidiary and the former stockholders of BVI-ACM became our controlling stockholders.

Upon the closing of the reverse acquisition, Brandi Iannelli, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman and Frank Iannelli, our former Secretary, Treasurer and Director resigned from their respective positions. Xianfu Han, Weili He and Xiangsheng “Norman” Xu were appointed to the board of directors at the closing of the reverse acquisition. In addition, our executive officers were replaced by the BVI-ACM executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with BVI-ACM as the acquirer and TJS Wood Flooring, Inc. as the acquired party. When we refer in this prospectus to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of BVI-ACM on a consolidated basis unless the context suggests otherwise.

Thereafter on June 11, 2008, we completed a private placement pursuant to which we sold to 27 accredited investors 875,000 investment units, or Units, for a total of $7,000,000 in gross proceeds. Each Unit consists of one share of the Company’s Series A Convertible Preferred Stock, each share of which is convertible into four shares of our common stock, and a common stock purchase warrant for the purchase of two shares of our common stock at an exercise price equal to $2.40 per share. After the payment of certain fees and expenses in connection with the private placement, the net proceeds to the Company was $5,223,291.

In connection with the private placement, we agreed to file a registration statement on Form S-1 within 60 days after the closing of the private placement and have it declared effective within 120 days after its closing to register (i) 100% of the shares of our common stock underlying the Series A Convertible Preferred Stock; (ii) 100% of the shares of our common stock underlying the warrants sold to the investors as well as the warrants issued to the placement agent; (iii) the 3,500,000 shares of Common Stock which may be transferred to the Investors pursuant to a Make Good Escrow Agreement (as discussed below); and (iv) 100% of the Warrants purchased in the private placement. In the event of a full review of the Registration Statement by the SEC, the deadline for effectiveness will be extended by 30 days.

If a registration statement covering the registration of the shares described above is not declared effective by the effectiveness deadline, the Company will be obligated to pay to each investor in the private placement, as liquidated damages, a cash payment equal to 1.5% of the aggregate amount invested by such investor for every 30-day period, calculated pro rata, until the registration statement has been filed or declared effective. The total cash payment made by the Company pursuant to such registration obligation will not exceed $420,000, or 6% of the gross proceeds of the private placement.

The following table indicates the total possible profit the investors in the private placement could recognize from the sale of the shares underlying the Series A Convertible Preferred Stock:

Shares of Common Stock Underlying Series A Convertible Preferred Stock purchased by the investors	Market Price of Common Stock on the date of sale of the Series A Preferred Stock (1)	Conversion Price (2)	Shares of Common Stock Multiplied by the Market Price	Shares of Common Stock Multiplied by the Conversion Price	Discount to Selling Shareholders
3,500,000	$2.00	$2.00	$7,000,000	$7,000,000	$0.00

(1) At the time of the sale of the Series A Convertible Preferred Stock no established trading market existed for our common stock. Accordingly, the market price of our common stock at the time of the private placement was determined by valuing the Company at $21,000,000 based on arms-length negotiations between the Company and the investors in the private placement. At the time of the private placement, there were 10,500,000 shares of our common stock outstanding. Accordingly, each share of common stock was therefore valued at $2.00 per share.

(2) The determination to set the price to convert each share of Series A Convertible Preferred Stock into four shares of common stock at $8.00, or $2.00 per share of common stock, was based on arms-length negotiations between the Company and the investors in the private placement.

The following table indicates the total possible profit the investors in the private placement could recognize from the sale of the shares underlying the warrants:

Shares of Common Stock Underlying Warrants purchased by investors	Market Price on the date of sale of the Warrants (1)	Exercise Price (2)	Shares of Common Stock Multiplied by the Market Price	Shares of Common Stock Multiplied by the Exercise Price	Discount to selling shareholders
1,750,000	$2.00	$2.40	$3,500,000	$4,200,000	$0.00

(1) At the time of the sale of the Series A Convertible Preferred Stock no established trading market existed for our common stock. Accordingly, the market price of our common stock at the time of the private placement was determined by valuing the Company at $21,000,000 based on arms-length negotiations between the Company and the investors in the private placement. At the time of the private placement, there were 10,500,000 shares of our common stock outstanding. Accordingly, each share of common stock was therefore valued at $2.00 per share.

(2) The determination to set the price to exercise each warrant into two shares of common stock at $4.80, or $2.40 per share, was based on arms-length negotiations between the Company and the investors in the private placement.

OUR BUSINESS

Overview

We are a producer of advanced ready mix concrete materials in Beijing, China. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

We are able to meet the stringent environmental and technical needs of a rapidly growing market. The types of projects that we provide concrete for include large express railways, bridges, tunnels, skyscrapers, dams, and nuclear reactor infrastructure projects that many competitors are not able to produce due to technical difficulties, resource and information limitations. Recent projects for which we have acted as a leading concrete and structural materials provider include the new CCTV broadcasting site in Beijing, the Beijing-Tianjin Intercity Rail/Beijing South Railway Station, the Beijing Olympic Park Conference Center, Financial Street F2 Office Building, DongGuan Bridge Project, and MaJuQiao Residential Project.

Our Industry

China is the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware. According to the Industrial Ceramics, Vol. 27, February 2007, total revenues for the Chinese construction materials market in 2006 was approximately $171.5 billion.” and that “[i]t is estimated that the total production value will reach $294.8 billion by 2011, an average annual growth rate of 11.4%. (Industrial Ceramics, Vol. 27, February 2007,” page 142). This information is publicly available at www.technagroup.it/sample_IC.pdf. According to the National Development and Reform Commission, or NDRC, total revenues for the industry during the first five months of 2008 was approximately $112.8 billion, representing an increase of 33.4% over the same period in 2007. Also according to the NDRC, profits by companies in the construction materials market in China during the first five months of 2008 were approximately $5.26 billion, representing an increase of 43.6% over the same period in 2007”, is the “Year 2008 First Five Months Construction Material Industry Sector Analysis” provided by the National Development and Reform Commission (NDRC). The Chinese version of this information is publicly available on NDRC’s website at http://yxj.ndrc.gov.cn/gjyx/jc/t20080714_223974.htm.

Construction Demand in China

Concrete product producers will remain the largest market for cement in China, accounting for approximately 40% of all cement consumption in 2010. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such massive projects as the South-North Water Diversion — designed to redirect water to the northern plains from Central and South China. This project, scheduled for completion in 2050, will result in annual cement consumption of over one million metric tons alone.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue to 2030 as up to 400 million citizens are expected to move into urban areas.

China’s Cement & Concrete Demand

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. China’s cement consumption will amount to approximately 44% of global demand in 2008 and will be greater than current combined consumption of India and the U.S. by 2010. According to the National Development and Reform Commission, companies in the construction materials market in China recognized a 92.6% increase in profits from 2005 to 2006. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such projects as the South-North Water Diversion. At the present rate, it is presumed that China will continue to be an important player in the global construction materials marketplace for at least the next two decades.

According to custom statistics included in the China Cement Industry Research Report 2007-2008 prepared by Research and Markets, in 2007 total exports of cement from China was 33.01 million tons, valued at approximately $1.15 billion. The primary importers of Chinese cement include Europe, the United States and the United Arab Emirates, which imported 9.743 million tons, 5.315 million tons and 3.39 million tons in 2007, respectively. These three markets accounted for 55.9% of total cement exports from China.

Demand for Ready-Mixed Concrete

We anticipate that cement demand in the ready-mixed concrete market will realize the strongest gains of any market category through 2010, with an annual increase of 11.2%. Recognizing the environmental devastation created from the massive construction activities undertaken in the past few decades, and the thousands more in the foreseeable future, China’s government implemented Decree #341 in 2004 which bans onsite concrete production in over 200 major cities across China in order to reduce environmental damage from onsite cement mixing and improve the quality of concrete used in construction.

Competitive Market for Ready-Mixed Materials in China

China’s concrete market is considered highly competitive, with over 100,000 providers. Global Information Inc. reports that ready-mix concrete companies will benefit from an extremely favorable outlook in China, where large-scale construction projects will require significant amounts of ready-mixed concrete. In the Beijing concrete market, for example, no competitor has greater than a 10% market share.

We currently have an estimated market share of 6.8% in the open tendered ready mix concrete market in Beijing. Our management believes that we have the ability to capture a much greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing innovative and eco-friendly ready mix products.

Sources: China Society of Structural Materials, Real Wealth Report, BCC Research, Freedonia Group China Concrete http://www.chinahnt.com, Company Estimates

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for construction materials in China:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. For the the year ended June 30, 2008, our top ten customers’ sales accounted for 58.20% of total sales; the largest three customers accounted for 16.9%, 8.6% and 6.2% of total sales, respectively.

•
Experienced Management. Management’s technological knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.

•
Innovation Efforts. We strive to produce the most technically and scientifically advanced products to our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. As a result of our relationships with these universities and institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

•
Capacity Expansion via Building New Plants. We plan to add up to three additional plants within the next six to eighteen months in order to meet the requirements of existing contracts and anticipated demand. We plan to add three more mixer stations in 2009 and 2010 as part of our long-term expansion plans.

•
Mergers and Acquisitions. We intend to capitalize on the challenges that smaller companies are encountering in our industry by acquiring complementary companies at favorable prices. We believe that buying rather than building capacity is an option that may be attractive to us if replacement costs are higher than purchase prices. We are currently looking into acquiring smaller concrete manufacturers in China as part of our expansion plans; further information will be reported when key details have been confirmed. No Letters-of-Intent have been entered into or specific targets identified at this time.

•
Vertical Integration. We plan to acquire smaller companies within the construction industry, develop more material recycling centers, and hire additional highly qualified employees. In order to accomplish this, we may be required to offer additional equity or debt securities. Certain of the companies we may seek to acquire are suppliers of the raw materials we purchase to manufacture our products. If we do acquire such companies we will have greater control over our raw material costs.

•	Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leveraging our economies of scale.

•	New Product Offering. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

Our Operations

We provide materials and services through our network of seven ready-mixed concrete plants throughout Beijing. We own all of the production equipment, as well as fifty-four concrete mixers and eight pump trucks at one of our plants, though we do not own the land use rights or the factory buildings, which we lease from the owner, Beijing SanTaiSan Chemical Trading & Logistics Co. At two of our plants, we lease all of the production equipment, mixers, pump trucks and factory buildings from the plant owners. At the remaining four plants, which are independently operated, we perform work through technical services and preferred procurement agreements.

In fiscal year 2007 and in the first half of fiscal year 2008, we solely operated out of one plant, which has an operating capacity of 768,000 cubic meters. For year ended June 30, 2008 and 2007, we produced approximately 699,550 cubic meters and 588,100 cubic meters, respectively, of ready mix concrete.

We also have an extensive fleet of 54 concrete mixers, eight pump trucks, and have access to an additional 10-20 rental vehicles if needed for certain larger projects. All vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

We are led by a well-rounded management team that, in only five years, has built a fast-growing, highly-profitable concrete company. Our success has been achieved by consistently delivering quality products and services backed by a team of dedicated managers and employees. Collectively, the management team has extensive experience in engineering, operations, construction materials and working in the concrete industry. Through the Company’s extensive relationships with R&D institutions and industry associations, we have access to a large pool of experienced managers and knowledgeable advisors.

Products and Services

As architectural designs have become more complex, challenging, and modern in scope, the need for technology driven companies, such us, to provide high-end specialty concrete mixtures has been rapidly accelerating. Increasing demand for state-of-the-art cement mixtures has spurred our technological innovation and our ability to provide advanced mixtures of building materials that meet project specific engineering and environmental specifications. We produce C15 to C100 range of concrete materials and specialize in an array of specialized ready-mixed concretes tailored to each project’s technical specifications and environmental standards.

We specialize in “ready-mixed concrete”, a concrete mixture made at our facility. Such concrete is the most common form of concrete, and accounts for nearly three-fourths of all concrete produced. Ready-mixed concrete is mixed on demand and is shipped to worksites by concrete mixer trucks.

This sector in the concrete market is growing at an immensely fast rate, largely due to the Chinese government’s implementation of Decree #341 in 2004. This law bans on-site concrete production in over 200 cities across China, with the goal of reducing environmental damages from onsite cement mixing and improves the quality of cement used in construction. The use of ready-mix concrete minimizes worksite noise, dirt and congestion, and most additives used in ready-mix concrete are environmentally safe. Our goal is to continue to use at least 30% recyclable components in our mixtures.

We are building a product portfolio that serves the diverse needs of our developing customer base and its unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, each specifically formulated to meet the individual needs of each project, we provide both industry standard and highly innovative products, including:

Common Industry Mixtures (Customized to Project)		Industry Leading Mixtures Highly Technical Blends

•	Ready-mixed Concrete Blends: C10 to C100	•	Compound Admixture Concrete
•	Controlled Low-Strength Material (CLSM)	•	Lightweight Aggregate Concrete
•	High-Strength Concrete with Customized Fibers	•	Energy-saving Phase change thermostat concrete
•	Soil Cement, Unique Foundation Concrete	•	C100 High Performance Concrete

 Our Customers

For the fiscal year 2008 which ended on June 30, 2008, we had one customer, China Railway Construction, Beijing South Station Branch, whose sales accounted for more than 10% of our total sales. Our top ten customers, identified in the table below, accounted for 58.20% of our total sales for fiscal year ended June 30, 2008.

No.	Customer Name	% of Total Sales
1	China Railway Construction Group, Beijing South Station Branch	16.89%
2	China Railway Construction Group, He Xie Jia Yuan Branch	8.62%
3	China Construction Group, Bureau 8, Xia Hong Men Residential Project R6R	6.24%
4	Beijing Chong Jia Engineering Co., Ltd. - Jing Yu Chi Phase II	5.79%
5	Beijing Great Wall Eng. Mo Shi Chang Residential	5.71%
6	Beijing Xing Wang Bridge Construction Co., Ltd. - South Airport Jing Cheng Highway	4.34%
7	China Construction Group, Bureau 5, Zhong Hai Zi Yu Gong Guan	2.90%
8	China Railway Construction Group, Bureau 6, Beijing Railway Construction, South Station Expansion Project	2.74%
9	Beijing Tianrun Construction, Finance Street E7,E8	2.60%
10	Guangdong Hang Jian Branch 3	2.38%
	Total	58.20%

Recent notable projects and clients include:

Client	Project Description	Contract Value
China State Construction Engineering Corp.	Construction of new CCTV site	$3,966,114
Beijing Railway Construction Company Ltd.	Construction of Beijing-Tianjin Intercity Rail	$6,492,000
Beijing Railway Construction Company Ltd.	Construction of Beijing South Railway Station (project ongoing)	$4,293,113
China State Construction Engineering Corp.	Construction of Beijing Olympic Park Conference Center	$1,402,236

We were also the exclusive concrete supplier to a recent 50,000 cubic meter U.S. Embassy Project, which satisfied both the U.S. and the international ASTM standards. The project was completed in 2007 with total project sales & services revenue of $400,000.

Developing New Relationships

Our sales strategy focuses on building new long-term cooperative relationships with some of China’s top construction companies in order to benefit from their reputations and to enter new markets. Our sales representatives are actively building relationships with the Chinese government, general contractors, architects, engineers, and other potential sources of new business in our target markets. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, formulation and implementation of advanced construction and concrete materials projects.

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. The main components of our products include cement, fly ash, slag powder, admixture, sand and gravel. Our primary suppliers of each are:

Raw Material	Suppliers
Cement	Beijing Jinyu Group Co., Ltd. Cement Branch and Beijing Xingang Cement Making Co., Ltd.
Fly ash	Beijing Kunhaijiang Construction Material Supply Station and Beijing Xingda Huanqiu Industry Trade Co., Ltd.
Slag powder	Chengde Jinyunda Trade Co., Ltd. and Tangshan Xintai Environmental Protected Construction Material Co., Ltd.
Admixture	Xika(China) Construction Material Co., Ltd. and Beijing Jiankai Waijiaji Co., Ltd.
Sand	Sanhe Qibaihu Jianmin Shiliaochang
Gravel	Sanhe Huangtuzhuang Xinda Shiliaochang and Sanhe Duanjialingzhen Lingtong Shiliaocheng

We believe we are not dependent on any of these suppliers and will be able to replace them, if necessary, without material difficulties.

Sales and Marketing

Our marketing efforts are geared towards advancing China-ACMH as the supplier of choice for building China’s most modern and challenging projects. The Company is constantly seeking ways to raise its profile and leverage additional publicity. To this end, the Company plans to expand its presence at leading construction industry events and in periodicals to build on its successful reputation. The primary goal when expanding into new markets is to reinforce the sales effort by promoting positive testimonials and success stories from the Company’s strong base of high profile clients.

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. Our research and development expense amounted to $6,000 and $165,000 for the years ended June 30, 2008 and 2007, respectively.

University Relationships & Cooperation Agreements

We have strong relationships with Tsinghua University and the Xi’an University of Architecture and Technology. We have signed a ten-year cooperation agreement with Xi’an University on June 10, 2007 pursuant to which we will pay approximately $42,857 to Xi’an University per year and Xi’an University will set up a technical research center to conduct scientific research for the Company and work with the Company in the areas of technical development, engineering design and human resource training according to the Company’s business strategies and requirements. Xi’an University is a top university in the fields of building and material science research and education and works with the Company to follow the advancements of the cement and concrete industries globally.

Beijing Concrete Institute Partnership

The Beijing Dongfang Jianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have participated and collaborated with national and local government agencies to establish the following industry standards:

•	Specification For Mix Proportion Design of Ordinary Concrete JGJ55-2000

•	Code for Acceptance of Constructional Quality Of Concrete Structures GB 50204-2002

•	Applied Technical Specification of Mineral Admixtures In Concrete DBJ/T01-64-2002

•	Ready-Mixed Concrete GB/T 14902-2003

•	Practice Code for Application of Ready-Mixed Mortar DBJ 01-99-2005

•	Management Specification of Quality for Ready-Mixed Concrete

•	Technical Requirement for Environmental Labeling Products Ready-Mixed Concrete HJ/T412-2007

•	Technical Code for Application of Mineral Admixture GBJXX-XX (in the approval process)

•	Standard For Inspection And Assessment of Strength Of Concrete GBJ107-XX (in discussion)

We have a close association with the Beijing Concrete Institute and have been able to incorporate many of these research findings into our operations, products, and procedures. The Beijing Concrete Institute was established by our Chairman and Vice Chairman, which currently maintain majority ownership. As such, we work closely with the institute and, in return for sponsoring multiple research initiatives, have been granted exclusive work space for the development of the materials used for our existing plant’s regional projects.

We are able to use the Research Findings & Technical Publication and Procedures of the Beijing Concrete Institute in our business, which provides us with an advantage over many of our competitors. Because our five year exclusive contract with the institute, our competitors are unable to benefit from the same findings for commercial use. Some of these findings include:

•	Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.

•	Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.

•	Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science & Technology.

•	Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.

•	Construction Technology of HPC for the Capital International Airport

•	Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar

•	Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique

•	State Swimming Center for Concrete Cracking Control Technology

In addition, we are able to collaborate closely with the institute and its executives who play a strong role recommending industry standards, advising on major infrastructure developments, and creating and maintaining strong connections with leading developers, construction companies, and governmental officials.

Successful Innovations

Some of our more advanced products and processes developed through our relationships with research institutes and universities include:

C100 High Performance Concrete

High Strength Concrete is often defined as concrete with a compressive strength greater than 6000 psi (41 MPa). The primary difference between high-strength concrete and normal-strength concrete relates to the compressive strength that refers to the maximum resistance of a concrete sample to applied pressure. Manufacturing high-strength concrete involves making optimal use of the basic ingredients that constitute normal-strength concrete.

Through our collaborative efforts, we have developed a high performance concrete which can be produced at an impermeable grade above P35, and can be used as self-waterproofing concrete for structural engineering, as the water-cement (W/C) ratio and carbonized shrinking is minimal and the structure is close-grained.

Only a limited number of firms in the Beijing area have the expertise to produce C100 High Performance Concrete.

Compound Admixture Concrete

This compound mineral mixture is a composite of coal powder, mineral powder and mineral activators blended to specific proportions. This mixture improves activity, filling, and super-additive effects of the concrete and also improves the compatibility between cement and adding. The mixture is the sixth composite of the concrete which adds water reducing admixture to produce a high quality concrete.

Lightweight Aggregate Concrete & Innovative Pumping Technology

This procedure involves a pumping technology of lightweight aggregate. It is a pretreatment method of lightweight aggregate. Setting appropriate times and pressure, lightweight aggregate will reach an appropriate saturation state under pressure once it is put into a custom designed sealed pressure vessel. After preservation, a shell will be made. Lightweight aggregate concrete prepared using the above pretreatment method, will dry quicker under pumping pressure, and maintain saturation state. Accordingly, lightweight aggregate concrete will be easily pumped which can shorten construction time.

Energy-saving Technologies of Phase Change Thermostat Concrete

Energy conservation concrete may adjust and reflect process temperature, and temperature self-control may solve cracking brought by cement heat of hydration in large-scale concrete.

Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique

The research and production of water reducing admixture in the world tends to be high performance and low polluting. Super plasticizer Polycarboxylate series with high water reducing rates is an attractive admixture in that it prepares high strength concrete, super-strength concrete, high fluidity and super plasticizer concrete, and self-dense concrete. The water reducing rate of Polycarboxylate series product may reach 20% to 25%, which is higher than the Naphthaline series water reducing agent, which is the current industry standard. The cost of the water reducing agent is well situated and it may be used to prepare high strength and performance concrete instead of the Naphthaline series water reducing agent.

Application of Reused Water in Concrete

The re-use of waste water of a concrete plant to mix concrete is significant as its saves production costs, minimizes fresh water use and represents an efficient approach to address industrial wastes. The practical application of this effort is a further step towards the goal of minimal pollution and emissions.

Our Competition

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we believe that competitors will try to expand their sales and build up their distribution networks in our principal market.

We compete primarily on the basis of quality, technological innovation and price. Our main comeptitors include Jiangong Shanggong Center, Jingo Group Concrete, Zhuzong Shanggong Center and Zhonghang Konggang Concrete.

Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, though other factors such as shorter contract schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration or have greater financial and other resources than us.

There are approximately 130 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 10% market share.

Intellectual Property

We do not have any patents or other registered intellectual property.

Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a three year term beginning on October 1, 2007, with the option to extend following expiration. Annual rent on the property is approximately $139,000.

The Company also has an extensive fleet of 54 concrete mixers, eight pump trucks, and access to an additional 10-20 rental vehicles depending on specific project requirements. All vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

Environmental Matters

We are required to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration. Some specific environmental regulations apply to sealed transportation of dust materials and final products, non-open storage of sand and gravel, as well as reduction of noise and dust pollution on production site and encouraged use of waste materials. The governmental regulatory authorities conduct periodic inspections. We have met all the requirements in the past inspections. We are one of ten companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

Regulation

The company has been in compliance with all registrations and requirements for the issuance and maintenance of all licenses and certificates required by the applicable governing authorities, including the Ministry of Construction and the Beijing Administration of Industry & Commerce. The Ministry of Construction awards Level II and Level III qualifications to concrete producers in the PRC construction industry, based on criteria such as production capacity, technical qualification, registered capital and capital equipment, as well as performance on past projects. Level II companies are licensed to produce concrete of all strength levels as well as special concrete, and Level III producers are licensed to produce concrete with strength level C60 and below. We are a Level II concrete producer.

Additionally, to make improvements at our currently existing plants, we do not need to apply for regulatory approval. However, in order to build a new concrete plant, we will need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area, and (iii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee. The costs to apply for (i), (ii) and (iii) are approximately $44, $442, and $147, respectively. The time estimated to receive each of these approvals is approximately one month. We are quite confident that we can receive these approvals. In the past, we have not been rejected by any of these three regulators for approval.

Our Employees

As of June 30, 2008, we employed 226 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2008

As of June 30, 2008
Functions

Executives Management & Sales	34
Technical & Engineering Staff	24
Production Staff	33
Administrative Staff	34
Drivers & Heavy Equipment Operators	101
Total	226

As required by applicable PRC law, we have entered into employment contracts with all of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe that we are in material compliance with the relevant PRC laws.

Insurance

We believe our insurance coverage is customary and standard of companies of comparable size in comparable industries in China.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.    Risk Factors

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in 2008.

Our plans to build additional plants and to improve and upgrade our internal control and management system will require significant capital expenditures in 2008. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

Three customer orders consisted of 31.75% of the net sales of the Company for the fiscal year ended June 30, 2008, and the loss of any of these three customers can result in a depressive effect on our net profit.

Our Company focuses on large projects for large Chinese customers. In this regard, during the fiscal year ended June 30, 2008, three Chinese customers orders consisted of 31.75% of the net sales of the Company. Should we lose any of these three customers in the future and are unable to obtain additional customers, our revenues will decrease.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries.

Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, failures to receive regulatory approvals, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints.

We intend to build up to three new production facilities during the next two years. The costs projected for our planned expansion and technical improvement projects and expansion may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances.

To make improvement at our currently existing plants, we do not need to apply for regulatory approval. However, in order to build a new concrete plant, we will need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee, and (iii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area. There is no guarantee that we will be able to obtain these regulatory approvals in a timely manner or at all.

Additionally, in order to construct a new concrete plant, we will need to apply for a short term loan from a local commercial bank to be used for working capital. Because the lending policies of the local commercial banks are subject to change, there is no guarantee that we will be able to obtain approval for such a loan with conditions favorable to us in a timely manner or at all.

Failure to obtain intended economic benefits from these new plants and technical improvements projects, either due to cost overruns, our failure to obtain the necessary regulatory approvals or our failure to obtain necessary loan financing on terms favorable to us could adversely affect our business, financial condition and operating performances.

We cannot assure you that our growth strategy will be successful.

 One of our strategies is to grow through increasing the distribution and sales of our products by penetrating existing markets in China and entering new geographic markets in China. However, many obstacles to entering such new markets exist including, but not limited to, competition from established companies in such existing markets in the China. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

If we fail to effectively manage our growth and expand our operations, our business, financial condition, results of operations and prospects could be adversely affected.

Our future success depends on our ability to expand our business to address growth in demand for our products and services. In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. Our ability to accomplish these goals is subject to significant risks and uncertainties, including:

•	the need for additional funding to construct additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•
delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and manufacturing services provided by third-party manufacturers or subcontractors;

•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

To accommodate our growth, we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including improvements to our accounting and other internal management systems, by dedicating additional resources to our reporting and accounting function, and improvements to our record keeping and contract tracking system. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with our existing customers and find new customers for our services. There is no guarantee that our management can succeed in maintaining and expanding these relationships.

If we encounter any of the risks described above, or if we are otherwise unable to establish or successfully operate additional capacity or increase our output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

If we are unable to accurately estimate the overall risks or costs associated with a project on which we are bidding on, we may achieve a profit lower than anticipated or even incur a loss on the contract.

Substantially all of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected, or may cause us to incur losses. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;

•	delays caused by weather conditions;

•	later contract start dates than expected when we bid the contract;

•	contract modifications creating unanticipated costs not covered by change orders;

•
changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

•	availability and skill level of workers in the geographic location of a project;

•	our suppliers’ or subcontractors’ failure to perform;

•	fraud or theft committed by our employees;

•	mechanical problems with our machinery or equipment;

•	citations issued by governmental authorities

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

Economic downturns or reductions in government funding of infrastructure projects could significantly reduce our revenues.

Our business is highly dependent on the amount of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and national or local government spending levels. Decreases in government funding of infrastructure projects could decrease the number of civil construction contracts available and limit our ability to obtain new contracts, which could reduce our revenues and profits.

Our business will be damaged if project contracts with the Chinese government, for which we may act as a subcontractor are cancelled;

We do not enter into any contracts directly with the Chinese government. For contracts that are funded by the Chinese government, we place bids and enter into subcontracts with the private entity prime contractor. A sudden cancellation of a prime contract, and in turn our subcontract, could cause our equipment and work crews to remain idle for a significant period of time until other comparable work becomes available. This idle time could have a material adverse effect on our business and results of operations.

Our industry is highly competitive, with numerous larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

Our competition includes a number of PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Jiangong Shanggong Center, Jinyu Group Concrete, Zhuzong Shanggong Center and Zhonghang Konggang Concrete. Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, though other factors such as shorter contract schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. As a result, we may need to accept lower contract margins in order to compete against these competitors. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

We could face increased competition in our principal market.

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we believe that competitors will try to expand their sales and build up their distribution networks in our principal market. We anticipate that this trend will continue and likely accelerate. Increased competition may have a material adverse effect on our financial condition and results of operations.

Our dependence on subcontractors and suppliers of materials could increase our costs and impair our ability to compete on contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

We rely on third-party subcontractors to perform some of the work on many of our contracts. We do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot obtain third-party subcontractors, our profits and cash flow will suffer.

Risk factor to address the risks relating to receiving regulatory approvals and obtaining sufficient financing.

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, failures to receive regulatory approvals, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints.

We intend to build up to three new production facilities during the next two years. The costs projected for our planned expansion and technical improvement projects and expansion may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances.

To make improvement at our currently existing plants, we do not need to apply for regulatory approval. However, in order to build a new concrete plant, we will need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee, and (iii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area. There is no guarantee that we will be able to obtain these regulatory approvals in a timely manner or at all.

Additionally, in order to construct a new concrete plant, we will need to apply for a short term loan from a local commercial bank to be used for working capital. Because the lending policies of the local commercial banks are subject to change, there is no guarantee that we will be able to obtain approval for such a loan with conditions favorable to us in a timely manner or at all.

Failure to obtain intended economic benefits from these new plants and technical improvements projects, either due to cost overruns, our failure to obtain the necessary regulatory approvals or our failure to obtain necessary loan financing on terms favorable to us could adversely affect our business, financial condition and operating performances.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Xianfu Han, our Chairman and Chief Executive Officer and Weili He, our Vice-Chairman and Chief Operating Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, operational and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Our Chairman, Xianfu Han, owns approximately 50.22% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 33.48% of our outstanding voting securities. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

We may require additional capital and we may not be able to obtain it on acceptable terms or at all.

We believe that our current cash and cash flow from operations will be sufficient to meet our present cash needs. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of Chinese-based companies involved in construction supply or concrete industries;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows; and

•	economic, political and other conditions in China.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2007, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending June 30, 2009, although the auditor attestation will not be required until our annual report for the fiscal year ending June 30, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct all of our operations and generate all of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of new construction investments and expenditures in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company. All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for new construction projects and adversely affect our business.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject our PRC resident stockholders to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice. The SAFE Notice requires PRC residents to register with the appropriate local SAFE branch before using assets or equity interests in their PRC entities to capitalize offshore special purpose companies, or SPVs, or to raise capital overseas. A SAFE registration must be amended by a PRC resident if the SPV undergoes a significant event, such as a change in share capital, share transfer, merger, acquisition, spin-off transaction or use of assets in China to guarantee offshore obligations. Moreover, if the SPV was established and owned the onshore assets or equity interests before the implementation of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. Our PRC resident shareholders have filed their SAFE registration with the local SAFE branch which has indicated to us that the registrations comply with applicable laws. However, we cannot provide any assurances that their existing registration have fully complied with, and they have made necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by this SAFE Notice.

Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

The recent PRC Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors also governs the approval process by which a PRC company may participate in an acquisition of its assets or its equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year . The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our shares of common stock are very thinly traded, and there can be no assurance that there will be an active market for our shares of common stock in the future.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

We do not intend to pay dividends on shares of our common stock for the foreseeable future, but if we intend to do so our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a three year term beginning on October 1, 2007, with the option to extend following expiration. Annual rent on the property is approximately $139,000.

The Company also has an extensive fleet of 54 concrete mixers, eight pump trucks, and access to an additional 10-20 rental vehicles depending on specific project requirements. All vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

Item 3.        Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTC Bulletin Board since May 19, 2008 under the symbol CADC. Prior to that date, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
	High	Low
Fiscal Year 2008
Fourth Quarter: 4/1/08 to 6/30/08	$2.30	$.30

The last reported sales price of our common stock on the OTC Bulletin Board on September 26, 2008, was $2.60 per share. As of September 29, 2008, there were approximately 52 stockholders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of China Advanced Construction Materials Group, Inc. (“China ACM”) for the fiscal years ended June 30, 2008 and 2007, should be read in conjunction with the Selected Consolidated Financial Data, China ACM’s consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

China Advanced Construction Materials Group, Inc. (“China ACM”) is a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH. BVI-ACM engages in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments. The Company is primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. BVI-ACM owns 100% of the issued and outstanding capital stock of China-ACMH, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Beijing Xin Ao Concrete Co. Ltd. (“Xin Ao”), a company incorporated under the laws of China, and its two shareholders pursuant to which China-ACMH effectively takes over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate Xin Ao for an annual fee in the amount of Xin Ao’s yearly net profits after tax. Additionally, Xin Ao’s Shareholders have pledged their rights, titles and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH’s rights to control and operate Xin Ao, Xin Ao’s shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Xin Ao’s operating results, assets and liabilities within its financial statements.

 BVI-ACM, through China-ACMH, operates and controls Xin Ao through the contractual arrangements mentioned above. BVI-ACM used the contractual arrangements to acquire control of Xin Ao, instead of using a complete acquisition of Xin Ao’s assets or equity to make Xin Ao a wholly-owned subsidiary of BVI-ACM because (i) new PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC law requires Xin Ao to be acquired for cash and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC law.

Together with our subsidiaries, we are an advanced ready-mix concrete provider in the Beijing area with an estimated market share of 6.8% in the open tendered ready-mix concrete market in Beijing. Our management believes that we have the ability to capture a much greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

In the fiscal year ended June 30, 2007, and in the first half of the fiscal year ended June 30, 2008, we operated our sole facility with a production capacity of 768,000 cubic meters. In fiscal year 2007, we produced approximately 588,100 cubic meters ready mix concrete. For the year ended June 30, 2008, we produced approximately 699,550 cubic meters ready mix concrete. In the second half of fiscal year 2008, we entered technical consulting and marketing cooperation agreements with several independently owned mixture stations, pursuant to which, we are paid certain percentages of cost savings of clients we provide technical support to and of sales price for projects we refer to other stations due to the restriction of our station’s geographical location.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. In the fiscal year ended June 30, 2008, our top ten customers’ sales accounted for 58.2% of all sales; three of these customers accounted for sales of 16.89%, 8.62%, and 6.24%, respectively.

Experienced Management. Management’s technical knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.

Innovation Efforts. We strive to produce the most technically and scientifically advanced products to our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the parties, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge.

PRC Taxation

Our subsidiary China-ACMH is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Xin Ao has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. The Company will apply for renewal of the income tax exemption. However in the interim, the Company estimates Xin Ao’s net income after January 1, 2008 will be taxed at a rate of 25%.

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which took effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars.

	Years Ended June 30,
	2008	2007
Sales revenue	$27,565,044	$21,082,534
Cost of sales	20,799,398	16,393,134

Gross profit	6,765,646	4,689,400

Selling, general and administrative expenses	1,946,541	1,273,415
Other income, net	1,139,047	482,068
Income before income taxes	5,958,152	3,898,053
Income taxes	1,012,382	-
Net income	$4,945,770	$3,898,053

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales:

	Years Ended June 30,
	2008	2007
As a percentage of Revenue
Sales revenue	100%	100%
Cost of sales	75.46%	77.76%
Gross profit	24.54%	22.24%

Selling, general and administrative expenses	7.06%	6.04%
Other income, net	4.13%	2.29%
Income before income taxes	21.61%	18.49%
Income taxes	3.67%	-

Net income	17.94%	18.49%

Comparison of Years Ended June 30, 2008 and 2007

Sales Revenue. Our sales revenue is generated from sales of our advanced ready-mix concrete products, marketing cooperation and technical consulting services. For the year ended June 30, 2008 as compared to the year ended June 30, 2007, the Company generated revenues of $27,565,044 and $21,082,534, respectively, reflecting an increase of 30.75%. Of which approximately 21.63% is attributable to increased sales, with the rest being due to the exchange rate effect of appreciating RMB against USD. The average price of our products remained relatively stable from 2007 to 2008 while the sales volume increased in 2008, which contributed to the increased sales revenue. The increased volume in 2008 was due to the fact that we were awarded new projects and that some existing projects accelerated during the year, with the most prominent ones being Beijing south railway station, HeXie Garden residential project, XiaoHongMen New Village, JinYuChi Office & Hotel project. During fiscal year 2008, we also entered technical consulting and marketing cooperation agreements with several independently owned mixture stations, which generated revenue of $1,128,508. We believe our sales will continue to grow as we leverage on our existing infrastructure, begin to target accretive acquisition of existing ready-mixed plants, as well as expand into other geographical markets.

Cost of Sales. Cost of Sales, which consists of raw materials including inbound freight charge, direct labor, rentals, depreciation and other overheads was $20,799,398 for the year ended June 30, 2008 as compared to $16,393,134 for the year ended June 30, 2007, an increase of 26.88%, which is approximately in line with the increase in sales.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Gross profit was $6,765,646 for the year ended June 30, 2008 as compared to $4,689,400 for the year ended June 30, 2007, representing gross margins of approximately 24.54% and 22.24%, respectively. The 44.28% increase in gross profit is mostly attributable to increased sales as well as higher gross margin on technical service and marketing cooperation contracts we entered during 2008. We believe that this trend will continue because our sales will continue to grow while gross margin will remain relatively stable at current level.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $1,946,541 for the year ended June 30, 2008, an increase of 52.86%, as compared to $1,273,415 for the year ended June 30, 2007. The increase is primarily due to cash and non-cash expenses associated with the reverse merger of BVI-ACM and the preferred stock offering, totaling $420,159 and including fees paid to attorneys and consultants and non-cash charges related warrants issued for services. Excluding these one-time charges, we have managed to keep our selling, general and administrative expenses at approximately the same level as prior year measured by percentage of total revenue.

Research and Development Costs. Research and development costs consist of amounts spent on developing new products and enhancing our existing products. Research and development costs totaled $6,000 for the year ended June 30, 2008, as compared to $165,000 for the year ended June 30, 2007. The decrease was mainly because we had less new product development projects in 2008.

Other Income (Expenses). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $1,139,047 for the year ended June 30, 2008 as compared to $482,068 for the year ended June 30, 2007, an increase of $656,979. The increase in net other income is partly due to receiving of value added tax exemption from the government, which increased 25.4% and is in line with the increase in concrete sales as this tax credit is related to gross sales price of our concrete products. We had other expenses of $447,145 for the year ended June 30, 2008 as compared to $782,884 for the year ended June 30, 2007, a decrease of $335,739. The decrease in other expenses is mainly due to lower interest expense in 2008. We further paid down our short-term bank loans and incurred less new borrowings for the year ended June 30, 2008 which resulted in lower interest expense and financial leverage as compared to the same period last year.

Provision for Income Taxes. Provision for income taxes amounted to $1,012,382 and $0 for the years ended June 30, 2008 and 2007, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company is subject to 25% income tax.

Net Income. We had net income of $4,945,770 for the year ended June 30, 2008 as compared to $3,898,053 for the year ended June 30, 2007, an increase of 26.88%. Excluding exchange rate effect, the increase in net income is attributable to increased sales as more projects being awarded to us and the acceleration of some existing projects, lower interest expenses as we paid down short-term bank loans, as well as increased government value added tax exemption in line with increased sales. Our net margin decreased from 18.49% for the year ended June 30, 2007 to 17.94% for the year ended June 30, 2008 due to one-time charges associated with reverse merge of BVI-ACM and preferred stock offering, as well as the 25% income tax the Company began to be subject to starting January 1, 2008, partly offset by higher margin we realized on technical service and marketing cooperation contracts entered during the year. Excluding the one-time charges related to reverse merger and the offering, the company’s net margin for the year ended June 30, 2008 would be 19.59%, an increase of 1.10% from prior year. Our management believes that our profits will continue to increase as we lease or build new plants to increase the customer reach to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $1,910,495 and restricted cash of $913,092. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Form 10-K:

	Years Ended June30,
	2008	2007
Net cash provided by operating activities	$5,110,924	$2,833,576
Net cash used in investing activities	(8,701,026)	(241,004)
Net cash provided by (used in) financing activities	4,376,507	(1,608,605)
Effect of foreign currency translation on cash and cash equivalents	(300,793)	37,094
Net cash Flow	$485,612	$1,021,061

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of Years Ended June 30, 2008 and 2007

Net Cash Provided By Operating Activities. We generated positive cash flow from operating activities for both years ended June 30, 2008 and 2007. Specifically, net cash provided by operating activities totaled $5,110,924 for the year ended June 30, 2008 as compared to $2,833,576 for the year ended June 30, 2007. The increase in cash provided by operating activities was primarily due to the increase in net income, deferred cash payment of income taxes and collection of receivables, partially offset by increase in prepayments to vendors and suppliers’ demand for payables. We expect our cash flow from operating activities to continue to be strong as our projected net income continues to increase and we strengthen our efforts to negotiate better terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $8,701,026 for the year ended June 30, 2008 and $241,004 for the year ended June 30, 2007. The cash was primarily used for the purchase of concrete mixers and pump trucks.

Net Cash Provided By/Used in Financing Activities. Net cash provided by financing activities totaled $4,376,507 for the year ended June 30, 2008 as compared to net cash used in financing activities of $1,608,605 for the year ended June 30, 2007. The reason for the increase in cash provided by financing activities was due to issuance of $7 million preferred stock and $873,020 non-interest bearing advances from current shareholders, partially offset by pay down of short-term bank loans and we no long had capital lease payment obligation in 2008.

On June 11, 2008, the Company completed a private placement, pursuant to which we issued 875,000 shares of redeemable preferred stock, each convertible into four shares of common stock at $2.00 per share, and five-year warrants to purchase 1,750,000 shares of common stock at an exercise price of $2.40 per share, for aggregate gross proceeds of $7,000,000. Although there is no fixed redemption requirement, the entire amount of $7,000,000 could become redeemable at end of two years from closing. After the payment of certain fees and expenses in connection with the private placement, the net proceeds to the Company was $5,223,291 with $930,000 in an escrow account for future dividends and investor relation payments. In connection with this private placement, we incurred placement agent fee and expense of approximately $497,500, and issued the placement agent five-year warrant to purchase an aggregate of 245,000 shares of common stock at an exercise price of $2.40 per share. In addition, we incurred other professional fees and expenses totaling approximately $114,500. Pursuant to escrow agreement entered during the financing with investors, the Company also placed a total of $930,000 in an escrow account with the Company’s legal counsel for restricted use of dividend payment and investor relation activities. The net proceeds from the above financing will be used, in part, for building plant and purchasing concrete mixers and pump trucks.

Cash.  As of June 30, 2008, we had cash of $1,910,495, as compared to $1,424,883 as of June 30, 2007. This increase was due primarily to increase in net income, collection of receivables, issuance of preferred stock and advances from current shareholders, partially offset by suppliers’ demand for payment, repayment of short-term bank loans and purchase of capital assets.

The Company believes it can meet its liquidity and capital requirements in 2009 from a variety of sources. These include present capital resources, internally generated cash, short-term borrowings from both related parties and financial institutions, and future equity financings.

Loan Facilities

We had a total of $4,271,222 and $5,876,735 outstanding on loans and credit facilities as of June 30, 2008 and 2007, respectively. The loans consisted of the following:

	June 30,	June 30,
	2008	2007
Loan from Huaxia Bank, with effective annual interest rate of 8.59%, due August 10, 2008, guaranteed by Company’s shareholder Mr. Han Xianfu.	$2,918,000	$-

Loan from Huaxia Bank, with effective annual interest rate of 6.7275%, due July 11, 2007, guaranteed by an unrelated company.	-	2,630,000

Loan from Beijing Rural Commercial Bank, with effective annual interest rate of 7.956%, due on August 20, 2007, guaranteed by a financing company in exchange for a fee of 2.5% of the face amount of the loan.	-	3,024,500

Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, due upon demand, unsecured.	379,340	-

Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, due upon demand, unsecured.	204,260	-

Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, due upon demand, unsecured	116,720	-

Loan from unrelated individual Xia Hua Qing, with no interest, due on demand, no guarantee or collateral required.	128,392	-

Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	524,510	222,235
Total short term loans	$4,271,222	$5,876,735

Total interest expense on short term loans for the twelve months ended June 30, 2008 and 2007 amounted to $310,875 and $682,688, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2008:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$-	$-	$-	-	-
Capital commitment	-	-	-	-	-
Operating lease obligations	618,025	372,293	245,732	-	-
Purchase obligations	-	-	-	-	-
Total	$618,025	$372,293	$245,732	-	-

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. China ACM, its subsidiaries and Xin Ao, together are referred to as the Company. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of FIN 46(R), the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. Under FIN 46(R) transition rules, the financial statements of Xin Ao are then consolidated into the Company’s consolidated financial statements.

Our management's discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included , we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting for redeemable convertible preferred stock: The Company adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” to determine the accounting treatment of the redeemable convertible preferred stock issued on June 11, 2008 which was disclosed in Note 2 to the accompanying consolidated financial statements. Because the terms of the stock permit the holder to demand redemption, the redeemable convertible preferred stock was accounted for as liability, and carried at the fair value of the redemption or cash settlement amount. In addition, the annual dividends payable to the holder regardless of the Companies profitability are more akin to debt than equity; therefore, the dividends are accounted for as interest. Additionally, pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company discounted the fair value of the warrants from the carrying value of the redeemable stock. The discount is amortized into interest expense over the two year redemption period. The Company analyzed the conversion feature and determined the effective conversion price was higher than the market price; therefore, no beneficial conversion feature was recorded.

Use of estimates: The Company has identified all accounting estimates that could be material to the financial statements, including key factors and significant assumptions underlying those estimates, and the Company believes the estimates are reasonable in the circumstances. The Company determined the value of warrants convertible from the redeemable convertible preferred using the CRR binomial model. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar US public company due to limited trading history of the common stock. The risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

Revenue recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectibility of payment is reasonably assured.

The Company sells its products mainly to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company breaches the contract terms specified in the agreement. The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been injected into the location specified by the contract and accepted by the customer. The Company recognizes revenue when the goods are accepted by the customer and title has passed.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 thru to August 2009. The VAT tax collected from the Company’s customers is kept by the Company and recorded as Other Subsidy Income.

Accounts receivable. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s reserves are consistent with its historical experience and considered adequate by management.

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of receivables. The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and predicated on historical collection experience.

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”). The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009. For the years ended June 30, 2008 and 2007, $1,586,192 and $1,264,952, respectively, was recognized as other subsidy income from VAT taxes collected.

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements.” defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.The Company is currently evaluating the impact on its consolidated financial position or result of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated results of operations and its financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141R will change the accounting for all future business combinations.

In March 2008, SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” was issued. SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The provisions of SFAS 61 are effective for interim period and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated financial position or results of operations.

In June 2008, EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or result of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in China

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” located elsewhere in this prospectus.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of China Advanced Construction Materials Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2008. China Advanced Construction Materials Group, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

September 26, 2008

Item 8.        Financial Statements and Supplementary Data

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$1,910,495	$1,424,883
Restricted cash	913,092	-
Investments	61,767	69,209
Accounts receivable, net of allowance for doubtful accounts of $224,924 and $53,038, respectively	9,365,486	12,388,484
Inventories	237,836	416,420
Other receivables	505,968	1,227,622
Prepayment	3,240,394	512,874
Total current assets	16,235,038	16,039,492

PLANT AND EQUIPMENT, net	16,730,220	7,894,876

OTHER ASSETS:
Financing cost	586,818	-
Accounts receivable (non-current), net of allowance for doubtful accounts of $411,061 and $96,929, respectively	4,753,006	2,243,566
Total other assets	5,339,824	2,243,566

Total assets	$38,305,082	$26,177,934

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,293,553	$8,453,884
Customer deposits	165,434	-
Short term loans	4,271,222	5,876,735
Other payables	254,259	142,330
Other payables - shareholder	880,302	-
Accrued liabilities	145,207	208,093
Taxes payable	1,073,237	661
Current portion of contribution payable	-	750,000
Total current liabilities	13,083,214	15,431,703

Contribution payable	-	4,250,000
Redeemable preferred stock ($0.001 par value, 875,000 and 0 shares issued)	5,831,452	-
net of discount of $1,168,548 and $0 at June 30, 2008 and 2007, respectively

Total liabilities	18,914,666	19,681,703

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 875,000 redeemable preferred shares issued and outstanding in 2008, and reported in liabilities above	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,525,000 and 8,809,583 shares issued and outstanding, respectively	10,525	8,810
Paid-in-capital	13,494,105	12,091,290
Contribution receivable	(1,210,000)	(13,470,100)
Deferred Compensation	(27,708)	-
Retained earnings	3,072,249	6,309,675
Statutory reserves	1,452,779	896,634
Accumulated other comprehensive income	2,598,466	659,922
Total shareholders' equity	19,390,416	6,496,231
Total liabilities and shareholders' equity	$38,305,082	$26,177,934

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
REVENUE	$27,565,044	$21,082,534

COST OF SALES	20,799,398	16,393,134

GROSS PROFIT	6,765,646	4,689,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,946,541	1,273,415

INCOME FROM OPERATIONS	4,819,105	3,415,985

OTHER INCOME, NET
Other subsidy income	1,586,192	1,264,952
Non-operating (expense) income, net	(79,312)	14,494
Interest expense, net	(367,833)	(797,378)
TOTAL OTHER INCOME, NET	1,139,047	482,068

INCOME BEFORE PROVISION FOR INCOME TAXES	5,958,152	3,898,053

PROVISION FOR INCOME TAXES	1,012,382	-

NET INCOME	4,945,770	3,898,053

OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain from marketable securities	(12,482)	8,523
Foreign currency translation adjustment	1,951,026	461,570

COMPREHENSIVE INCOME	$6,884,314	$4,368,146

EARNING PER SHARE
Basic
Weighted average number of shares	9,064,359	8,809,583
Earning per share	$0.55	$0.44

Diluted
Weighted average number of shares	9,255,616	8,809,583
Earning per share	$0.35	$0.44

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series A Preferred Stock		Common stock		Additional			Retained earnings		Accumulated other
	Number	Par	Number	Par	Paid-in	Contribution	Deferred		Statutory	comprehensive
	of shares	amount	of shares	amount	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2006	-	$-	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$2,801,427	$506,829	$189,829	$2,128,085

Adjustment to statutory reserve								(389,805)	389,805		-
Net income								3,898,053			3,898,053
Unrealized gain on marketable securities										8,523	8,523
Foreign currency translation gain										461,570	461,570
BALANCE, June 30, 2007	-	$-	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Shares issued due to reorganization			1,690,417	1,690	(1,690)						-
Shares issued for services			25,000	25	33,225		(27,708)				5,542
Warrants issued for services					169,345						169,345
Contribution receivable offset with distribution owed						7,260,000		(7,627,051)		367,051	-
Capital contribution received						5,000,100					5,000,100
Fair value of warrants issued with preferred stock					1,201,935						1,201,935
Adjustment to statutory reserve								(556,145)	556,145		-
Net income								4,945,770			4,945,770
Unrealized loss on marketable securities										(12,482)	(12,482)
Foreign currency translation gain										1,583,975	1,583,975
BALANCE, June 30, 2008	-	$-	10,525,000	$10,525	$13,494,105	$(1,210,000)	$(27,708)	$3,072,249	$1,452,779	$2,598,466	$19,390,416

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,945,770	$3,898,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,178,745	1,091,740
Amortization of discount on capital lease	-	121,834
Amortization of financing cost	15,682	-
Amortization of discount on convertible preferred stock	33,387
Loss on disposal of equipment	-	7,638
Bad debt expense, net of recovery	443,171	-
Warrants issued for services	169,345	-
Amortization of deferred compensation expense	5,542	-
Changes in operating assets and liabilities
Accounts receivable	(4,831,494)	(11,539,141)
Inventories	211,569	(141,789)
Other receivables	1,109,454	345,625
Other receivables - shareholders	-	96,068
Prepayment	(2,523,568)	(498,652)
Accounts payable	3,157,464	10,056,683
Customer deposits	156,125	-
Other payables	108,430	(474,761)
Accrued liabilities	(80,851)	(130,365)
Taxes payable	1,012,153	643
Net cash provided by operating activities	5,110,924	2,833,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(8,701,026)	(241,004)
Net cash used in investing activities	(8,701,026)	(241,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under short term loans	3,925,075	481,763
Principal payments under short term loans	(5,906,096)	-
Restricted cash	(913,092)	-
Proceeds from issuance of redeemable preferred stock	6,397,500	-
Proceeds from capital contribution	100	-
Proceeds from advances by shareholder	873,020	-
Payments on capital lease obligations	-	(2,090,368)
Net cash provided by (used in) financing activities	4,376,507	(1,608,605)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(300,793)	37,094

INCREASE IN CASH	485,612	1,021,061

CASH, beginning of year	1,424,883	403,822

CASH, end of year	$1,910,495	$1,424,883

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1 - Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” or the “Company”) was founded as an unincorporated business on September 1, 2005, under the name TJS Wood Flooring, Inc. (“TJSW”), and incorporated in the State of Delaware on February 15, 2007. On April 29, 2008, TJSW changed its name to China Advanced Construction Materials Group, Inc. in connection with a share exchange transaction as described below.

On April 29, 2008, the Company entered into and closed a share exchange agreement with Xin Ao Construction Materials, Inc. (“BVI-ACM”) whereby the Company issued to the stockholders of BVI-ACM 8,809,583 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of BVI-ACM (the “Share Exchange”). Prior to the Share Exchange, and after the cancellation of 9,990,000 shares, China ACM had 1,166,667 shares of common stock issued and outstanding. After the Share Exchange, China ACM had 10,500,000 shares of common stock outstanding and the former shareholders of BVI-ACM owned 90.79% of the issued and outstanding shares. The directors and executive officers of BVI-ACM became the directors and officers of China ACM. This transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby BVI-ACM is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to April 29, 2008 are those of BVI-ACM except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.
.
BVI-ACM was established on October 9, 2007, under the laws of British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of Beijing Xin Ao Concrete Co., Ltd. (“Xin Ao”), a limited liability company formed under the laws of the People’s Republic of China (“PRC”). BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for Xin Ao. China State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under the “Circular 106” in the PRC. On September 29, 2007, BVI-ACM was approved by the local Chinese SAFE as a “special purpose vehicle” offshore company.

On November 23, 2007, BVI-ACM established a subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), in PRC as a wholly-owned foreign limited liability company with registered capital of $5 million.

BVI-ACM, through its 100% owned China-ACMH and its variable interest entity (“VIE”) Xin Ao (see Note 2), is engaged in producing general ready-mixed concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the PRC. Xin Ao, licensed by the Beijing Administration of Industry & Commerce, PRC, was established on June 28, 2002 with an initial capital contribution of approximately $3,630,000 (RMB30 million). On July 8, 2005, the Board of Directors of Xin Ao increased its registered capital to $12,100,000 (RMB100 million) through the use of Xin Ao’s undistributed profits.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

On November 28, 2007, China-ACMH entered a series of contractual arrangements (the “Contractual Arrangements”) with Xin Ao and its shareholders in which China-ACMH effectively took over management of the business activities of Xin Ao. The Contractual Arrangements are comprised of a series of agreements, including:

•
Exclusive Technical Consulting and Services Agreement, through which China-ACMH will provide exclusive technical consulting and services to Xin Ao for an annual fee in the amount of Xin Ao’s yearly net income after tax.

•
Equity Pledge Agreement. Xin Ao’s shareholders pledged their rights, title and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH.

•
Operating Agreement, through which China-ACMH has exclusive authority of all decision-making of ongoing major operations, including establishing compensation levels and hiring and firing of key personnel. In order to ensure Xin Ao’s normal operation, China-ACMH agrees to act as the guarantor and provide full guarantee for Xin Ao in entering and performing contracts, agreements or transactions in association with Xin Ao’s operation between Xin Ao and any other third parties. As a counter guarantee, Xin Ao agrees to mortgage all of its assets including receivables which have not been mortgaged to any third parties at the execution date of this agreement to China-ACMH.

•
Power of Attorney, signed by Xin Ao’s 100% shareholders Mr. Han Xianfu and Mr. He Weili, which authorize the individuals appointed by China-ACMH to exercise all of their respective voting rights as a shareholder at Xin Ao’s shareholder meetings.

•	Option Agreement, through which Xin Ao’s shareholders granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao.

The term of these agreements is for ten (10) years and shall terminate automatically upon expiration, and may be extended only if China-ACMH gives its written consent of the extension before the expiration. The parties shall, through negotiations, determine the extension term. During the term, Xin Ao may not terminate the agreements except in the case of gross negligence, fraud or other illegal acts or bankruptcy of China-ACMH. Notwithstanding the foregoing, China-ACMH may terminate the agreement at any time with a written notice to Xin Ao thirty (30) days before such termination. Additionally, without China-ACMH’s prior written consent, Xin Ao shall not assign or otherwise transfer its rights and obligations under the agreements. Subject to compliance with the Laws of China, China-ACMH may assign the agreements to any affiliate or any other designated entity without the prior consent of Xin Ao.

Through China-ACMH, BVI-ACM operates and controls Xin Ao through the Contractual Arrangements. BVI-ACM utilized the Contractual Arrangements to gain control the operations of Xin Ao, instead of acquiring Xin, due to : (i) new PRC laws governing share exchange transactions with foreign entities, effective since September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC laws require Xin Ao to be acquired for cash and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC laws.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Through this series of Contractual Arrangements, China-ACMH provides exclusive technical consulting services to Xin Ao for an annual fee equal to Xin Ao’s yearly net income. China-ACMH effectively took over management of daily business activities of Xin Ao and has the right to appoint all executives, senior management and members of the board of directors of Xin Ao. China-ACMH guarantees all of Xin Ao’s business activities with any third parties and in return is guaranteed all of Xin Ao’s assets. In addition, shareholders of Xin Ao pledged their shares in Xin Ao as collateral for the annual fees due to the Company and granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China ACM, BVI-ACM, including its wholly owned subsidiary China-ACMH, and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. In connection with the adoption of FIN 46R, the Company determined Xin Ao is a VIE and China ACM is the primary beneficiary. Accordingly, the financial statements of Xin Ao are included in the consolidated financial statements of the Company.

Company reporting year end

For US financial statement reporting purposes beginning from 2006, the Company has adopted June 30 as its fiscal year end.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of China ACM and BVI-ACM is the US dollar. China-ACMH and Xin Ao use their local currency Chinese Renminbi (“RMB”) as their functional currency. According to Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ 2,598,466 and $659,922 as of June 30, 2008 and 2007, respectively. Asset and liability accounts at June 30, 2008 and 2007 were translated at 6.85 RMB and 7.60 RMB to $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to consolidated statements of income and cash flows for the years ended June 30, 2008 and 2007 were 7.26 RMB and 7.81 RMB to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. No material transaction gain or loss for the years ended June 30, 2008 and 2007.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectibility of payment is reasonably assured.

The Company sells its products mainly to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company breaches the contract terms specified in the agreement. The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been injected into the location specified by the contract and accepted by the customer. The Company recognizes revenue when the goods are accepted by the customer and title has passed.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 through to August 2009. The VAT tax collected from the Company’s customers is kept by the Company and recorded as Other Subsidy Income.

Shipping and handling

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements related to the assessment of the carrying value of accounts receivable and related allowance for doubtful accounts. Actual results could be materially different from those estimates.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of the financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, prepayments, accounts payable, accrued liabilities, other payables, taxes payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Concentration of risk

•
Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market account, to be cash equivalents. Total cash in these banks at June 30, 2008 and 2007 amounted to $1,795,388 and $1,424,883, respectively, of which no deposits were covered by insurance. Also, as of June 30, 2008, the Company held $913,092 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. The Company has not experienced, nor dose it anticipate, nonperformance by the institutions.

•
Major customers and suppliers - For the year ended June 30, 2008, one customer accounted for approximately 17% of the Company's sales and 16% of the Company’s accounts receivable as of June 30, 2008. For the year ended June 30, 2007, three customers accounted for approximately 40% of the Company's sales, and approximately 47% of the Company’s accounts receivable as of June 30, 2007. For the year ended June 30, 2008, one supplier accounted for approximately 26% of the Company’s purchases to this supplier as of June 30, 2008. For the year ended June 30, 2007, four suppliers accounted for approximately 90% of the Company's purchases. These four suppliers represent approximately 21% of the Company's total accounts payable balance as of June 30, 2007.

•
Political and economic risks - The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Restricted Cash

The Company restricted cash totaled $913,092 and $0 as of June 30, 2008 and 2007, respectively. Restricted cash represents portion of the proceeds received from the June 11, 2008 Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other miscellaneous professional fees (see Note 11). Restricted cash is classified in current assets as of June 30, 2008, based on the time period funds are expected to be used.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence. As of June 30, 2008, the Company determined no reserves were necessary.

Prepayments

The Company advances monies to certain suppliers for raw materials. These advances are interest free and unsecured.

Plant and equipment

Plant and equipment are stated at cost. Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed using the straight-line method with 5% residual value.

The estimated useful lives of assets are as follows:
Useful Life
Transportation equipment	10 years
Plant machinery	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment to reduce the related assets to their net realizable value. The Company believes no impairment exists at June 30, 2008.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s reserves are consistent with its historical experience and considered adequate by management.

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of receivables. The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and predicated on historical collection experience.

Redeemable preferred stock

On June 11, 2008, the Company completed an offering of the sale of 875,000 of investment units for a total of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pay annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received $7,000,000 (or approximately $5.3 million net proceeds after offering expense and the $930,000 restricted cash placed in escrow) from a group of accredited investors. The Securities Purchase Agreement contained a transferrable provision such that if any governmental agency in the PRC takes action that adversely affects the Restructuring Agreements or the Share Exchange Agreement and the company doesn’t mitigate the adverse effect to the investors’ reasonable satisfaction within 60 days of the PRC action, then the company is required to pay liquidated damages in an amount equal to the initial investment without interest and the shareholder must return the shares acquired under the agreement. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable preferred stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. Although there is no fixed redemption requirement in any of the next two years, the entire amount of $7,000,000 could become redeemable in any of the next two years. SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” requires the redeemable preferred stock to be carried at the fair value of the redemption or cash settlement amount because the terms of the stock permit the holder to demand redemption. Also, the annual 9% dividends payable to the holder regardless of the Companies profitability are more akin to debt than equity; therefore, the dividends are accounted for as interest. Additionally, pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company discounted the fair value of the warrants from the carrying value of the redeemable stock. The discount is amortized into interest expense over the two year redemption period. The Company analyzed the conversion feature and determined the effective conversion price was higher than the market price; therefore, no beneficial conversion feature was recorded.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Income taxes

The Company is governed by the Income Tax Laws of the PRC. The Company accounts for income taxes in accordance with FAS 109, “Accounting for Income Taxes” which requires the company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the United States, the Company did not have any provision for income taxes including any deferred income taxes, as of and for the years ended June 30, 2008 and 2007.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” as of July 1, 2007. Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts as of June 30, 2008 and 2007.

Chinese Income Taxes

The Company and its subsidiaries are governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Xin Ao’s use of recycled raw materials in its production since its inception entitles the Company to an income tax exemption from January 1, 2003, through December 31, 2007, as granted by the State Administration of Taxation of the PRC. Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the existing rates currently applicable to both DES and FIEs. The income tax exemption granted to the Company was eliminated after December 31, 2007. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

PRC law requires that before a foreign invested enterprise can legally distribute profits to its partners, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserve includes the surplus reserve fund and the common welfare fund, and represents restricted retained earnings.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2008 and 2007:

	2008	2007
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(9.3)	(33.0)
Effective income tax rates	15.7%	-%

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”). The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009. For the years ended June 30, 2008 and 2007, $1,586,192 and $1,264,952, respectively, was recognized as other subsidy income from VAT taxes collected.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses amounted to approximately $6,000 and $165,000 for the years ended June 30, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Earnings per share

Basic earnings per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive income

SFAS No. 130 (“SFAS 130”), Reporting Comprehensive Income establishes, standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of SFAS 130, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

Recently issued accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated results of operations and its financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141R will change the accounting for all future business combinations.

In March 2008, SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” was issued. SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The provisions of SFAS 61 are effective for interim period and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated financial position or results of operations.

In June 2008, EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or result of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact on its consolidated financial position or result of operations.

Company reporting year end

For US financial statement reporting purposes beginning from 2006, the Company has adopted June 30 as its fiscal year end.

Note 3 - Supplemental disclosure of cash flow information

During the years ended June 30, 2008 and 2007, the Company paid interest totaling $310,875 and $811,661, respectively. There were no income tax payments for the years ended June 30, 2008 and 2007.

Non-cash transactions in 2008

The Company assigned accounts receivables totaling $13,769 as payment to holders of amounts due whose balances were included in other payables.

The Company assigned accounts receivables totaling $6,069,802 as payment to suppliers whose balances were included in accounts payable.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The company transferred $7,260,000 in undistributed profits to reduce amounts owed to the Company and included in contributed receivable. See Note 11.

Non-cash transactions in 2007

The Company assigned accounts receivables totaling $13,776,694 and other receivables totaling $1,337,371 as payment to suppliers whose balances were included in accounts payable.

Note 4 – Marketable securities

All securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in shareholders’ equity. Realized gains and losses are included in other income (expense) and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of securities are determined using the specific-identification method.

There were no realized gains or losses from the sale of marketable securities for the years ended June 30, 2008 and 2007. The Company determines cost on the specific identification method. Unrealized gains (losses) totaling ($12,482) and $8,523 were recorded as other comprehensive income for the years ended June 30, 2008 and 2007, respectively.

Note 5 – Accounts receivable, trade

Accounts receivable and allowance for doubtful accounts consist of the following:

	June 30, 2008	June 30, 2007
Accounts receivable, current	$9,590,410	$12,441,522
Less: allowance for doubtful accounts, current	(224,924)	(53,038)
Net accounts receivable, current	9,365,486	12,388,484

Accounts receivable, non-current	5,164,067	2,340,495
Less: allowance for doubtful accounts, non-current	(411,061)	(96,929)
Net accounts receivable, non-current	4,753,006	2,243,566

Total accounts receivable, net	$14,118,492	$14,632,050

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 6 – Plant and equipment

Plant and equipment consist of the following:

	June 30, 2008	June 30, 2007
Transportation equipment	$13,298,674	$4,293,503
Capital lease equipment	6,988,192	5,795,553
Plant machinery	1,894,585	1,661,569
Office equipment	43,057	37,861
Construction- in-progress	295,033	198,565
Total	22,519,541	11,987,051
Less: accumulated depreciation	(5,789,321)	(4,092,175)
Plant and equipments, net	$16,730,220	$7,894,876

In March 2004, The Company leased 37 concrete mixing trucks under non cancelable capital lease agreements. As of June 30, 2008 and 2007, all capital lease obligations were fully paid. The amount of transportation equipment capitalized under such agreements and related accumulated depreciation are included in the table above.

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in Beijing. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized. The Company expects that the construction of the new plant will be completed by December 2008. As of June 30, 2008 and 2007, $16,248 and 14,663, respectively, of interest was capitalized into construction in progress.

Depreciation expense for the years ended June 30, 2008 and 2007 amounted to $1,178,745 and $1,091,740, respectively. Accumulated depreciation on leased equipment amounted to $ 2,710,836 and $1,894,791, respectively.

Note 7 – Short term loans

Short term loans represent amounts due to various banks, finance companies, unrelated companies with existing business relationships with the Company, and the Company’s employees, that are due on demand or within one year. These loans are renewable. As of June 30, 2008 and 2007, the outstanding balance on these loans were $4,271,222 and $5,876,735, respectively, and these loans consisted of the following:

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

	June 30,	June 30,
	2008	2007
Loan from Huaxia Bank, with effective annual interest rate of 7.866%, due August 10, 2008, guaranteed by Company’s shareholder Mr. Han Xianfu.	$2,918,000	$-

Loan from Huaxia Bank, with effective annual interest rate of 6.7275%, due July 11, 2007, guaranteed by an unrelated company.	-	2,630,000

Loan from Beijing Rural Commercial Bank, with effective annual interest rate of 7.956%, due on August 20, 2007, guaranteed by a financing company in exchange for a fee of 2.5% of the face amount of the loan.	-	3,024,500

Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, due upon demand, unsecured.	379,340	-

Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, due upon demand, unsecured.	204,260	-

Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, due upon demand, unsecured.	116,720	-

Loan from unrelated individual Xia Hua Qing, with no interest, due on demand, no guarantee or collateral required.	128,392	-

Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	524,510	222,235

Total short term loans	$4,271,222	$5,876,735

Total interest expense on short-term loans for the years ended June 30, 2008 and 2007 amounted to $310,875 and $682,688, respectively.

Note 8– Other payables – shareholder

Beginning in July 2007, one of the Company’s shareholder, leased an office to the Company. For the year ended June 30, 2008, the Company recorded rent expense of $162,827, of which $129,402 remained unpaid as of June 30, 2008 and is included as other payables- shareholder.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The Company’s shareholders Mr. Han, Xianfu and Mr. He Weili, who have 57.15% and 38.10% of ownership interest in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for cash flow purposes. This is a non-interest bearing loan, unsecured, and is payable on demand.

Total other payables - shareholders are as follows:

	June 30, 2008	June 30, 2007
Han Xianfu, shareholder	$450,550	$-
He Weili, shareholder	429,752	-
Total other payable – shareholder	$880,302	$-

Note 9– Taxes payable

Corporate income taxes

Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires.

The Company was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, the Company and its subsidiaries were subject to an EIT rate of 25%. For the years ended June 30, 2008 and 2007, the provision for income taxes amounted to $1,012,382 and $0, respectively. The estimated tax savings due to this tax exemption for the years ending June 30, 2008 and 2007 amounted to $832,255 and $1,286,358, respectively. If the income tax had been applied, for the year ended June 30, 2008, the basic and diluted earnings per share will decrease by $0.10 and $0.09, respectively. For the year ended June 30, 2007, the basic and diluted earnings per share will decrease by $0.14.

Taxes payable consisted of the following:

	June 30, 2008	June 30, 2007
Income taxes payable	$1,072,747	$-
Other	490	661
Total taxes payable	$1,073,237	$661

The Company did not make any income tax payments during the years ended June 30, 2008 and 2007.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 10 – Shareholders’ equity

On June 11, 2008, the Company completed an offering (the “Offering”) on the sale of 875,000 of investment units for a total of $7,000,000, each unit consisting of one share of the Company’s Series A convertible preferred stock, $0.001 par value per share, and one (1) five year warrant to purchase two shares of Common Stock (the “Warrants”). Each preferred share is convertible into four shares of common stock. Additionally, each holder is entitled to cumulative dividends equal to 9% annually, payable in cash, whether or not the Company has profits.

The Company received net proceeds of approximately $5,223,291with $930,000 in an escrow and after payment of certain fees and expenses. from the offering. $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction.

The carrying value of mandatorily redeemable preferred stock was determined to be $5,831,452, net of outstanding discount of $1,168,548 at June 30, 2008.

The Company also issued to the placement agent a warrant to purchase an aggregate of 245,000 shares of common stock with an exercise price of $2.40 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $169,345 using the CRR Binomial Model. The fair value of these warrants of $169,345 was recognized as offering expense in the consolidated statement of income for the year ended June 30, 2008.

The warrants will be exercisable on a cashless basis, in whole or in part, at an exercise price equal to $2.40 per share. The Company may call the warrants for redemption at any time after the warrants become exercisable (i) at a price of $.01 per warrant; (ii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iii) if, and only if, the last sale price of the common stock equals or exceeds $5.00 per share, for any twenty (20) trading days within a thirty (30) consecutive trading day period ending on the third business day prior to the notice of redemption to warrant holders.

The value of the warrants was determined using the CRR binomial model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement, and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar US public company due to limited trading history of the common stock. The risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Following is a summary of the status of warrants outstanding:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$2.40	875,000	4.95 years	$2.40	875,000
$2.40	122,500	4.95 years	$2.40	122,500
Total	997,500			997,500

Following is a summary of the Warrants activity:

Outstanding as of June 30, 2007	-
Granted	997,500
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	997,500

Additionally, the Company's officers, directors and majority shareholders, Xianfu Han and Weili He, entered into a Lock-Up Agreement with the investors whereby both Xianfu Han and Weili He agreed they will not, offer, pledge, sell or otherwise dispose of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock during the period beginning on and including the date of the final closing of the Offering through and including the earlier of (i) two (2) years after the final closing of the Offering, (ii) the voluntary conversion of all outstanding shares of preferred stock, (iii) the mandatory conversion of all outstanding shares of Preferred Stock, or (iv) the sale of the Company.

Pursuant to an escrow agreement signed between the Company, Maxim and the investors on June 11, 2008, the Company placed a total of $930,000 in an escrow account with the Company’s legal counsel, $630,000 of which will be used for the payment of dividends on the preferred stock which the Company shall be obligated to replenish each year prior to the year’s end, and $300,000 of which will be used for the payment of investor relation fees.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Pursuant to the Make Good Escrow agreement, signed between the Company, American Stock Transfer Trust Company, the shareholders Han Xianfu and He Weili, and the investors on June 11, 2008, the shareholders agreed to transfer a total of 3,500,000 shares of common stock into the name of escrow agent if the Company fails to meet certain performance thresholds:(1) $5,200,000 of net income(calculated on a pre-tax basis solely with respect to 2008) for 2008; (2) $9,000,000 of net income for 2009; (3) net income equal or greater than the Company's net income for 2009, for 2010. The Company determined that the threshold for the year ended June 30, 2008 has been met.

Note 11 – Contribution receivable

On July 8, 2005, Xin Ao’s board of directors passed a resolution to increase the registered capital from $3,630,000 (RMB30,000,000) to $12,100,000 (RMB100,000,000). The increase in registered capital of $8,470,000 (RMB70,000,000) was funded by the undistributed profits as of June 30, 2005. Since Xin Ao did not have sufficient undistributed profits from June 30, 2005, based on the PRC government regulation, all companies need to record its capital in accordance with the business license, the unfunded amount has been recorded as contribution receivable. Since the capital should be contributed by the shareholders of the Company, the contribution receivable was recorded as part of the equity transaction.

At the inception of BVI-ACM, BVI-ACM issued 10,000 shares of common stock to its founding shareholders. The shares were issued at par value or $0.01 per share.

On November 23, 2007, BVI-ACM established a 100% subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), in PRC as a wholly owned foreign limited liability company with registered capital of $5 million. According to the laws of PRC, BVI-ACM is required to pay 15% of $5 million by February 22, 2008 and the remaining balance by November 22, 2009.

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital. Concurrently, China-ACMH made a payment of $5 million and BVI-ACM made a payment of $100. As of June 30, 2008, a contribution receivable in the amount of $1,210,000 remains unpaid.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Contribution receivable consisted of the following:

	Xin Ao	CHINA-AC MH	BVI-ACM	Total
Balance at June 30, 2007	$8,470,000	$5,000,000	$100	$13,470,100
Less: contribution received	(7,260,000)	(5,000,000)	(100)	(12,260,100)
Balance at June 30, 2008	$1,210,000	$-	$-	$1,210,000

Note 12 – Reserves and dividends

The laws and regulations of the PRC require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2008 and 2007, the Company transferred $556,145 and $389,805 to this reserve in accordance with PRC accounting rules and regulations.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 13 – Earnings Per Share

The following demonstrates calculation of the differences between basic and diluted earnings per common share for the years ended June 30, 2008 and 2007:

Basic earning per share	2008	2007

Net income	$4,945,770	$3,898,053

Weighted shares outstanding-Basic	9,064,359	8,809,583

Earnings per share-Basic	$0.55	$0.44

Diluted earning per share

Net income	$4,945,770	$3,898,053
Subtract: loan issuance cost	586,818	-
Subtract: Unamortized discount on convertible notes	1,168,548	-
Add: Interest expense	34,461	-
Net income for diluted EPS	$3,224,865	$$3,898,053
Weighted shares outstanding-Basic	9,064,359	8,809,583
Effect of diluted securities-Warrants	191,257	-
Weighted shares outstanding-Diluted	9,255,616	8,809,583

Earning per share-Diluted	$0.35	0.44

Warrants to purchase 1,995,000 shares of common stock at $2.40 per share, issued on June 11, 2008, were outstanding at end of the year 2008 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Note 14 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $42,273 and $4,537 in contributions of employment benefits, including pension for the years ended June 30, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 15 – Operating leases

The Company leases manufacturing plant, office space, and employee dorms from related and unrelated parties. Total operating lease expense for the years ended June 30, 2008 and 2007 was $309,840 and $147,646, respectively, and is included in selling, general, and administrative expenses. Future minimum lease payments under noncancellable operating leases with a term of one year or more consist of the following:

Year ended June 30,	Amount
2009	$372,293
2010	196,586
2011	49,146
2012	-
2013	-
Thereafter	-

Note 16 – Commitments and contingencies

Litigation

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of June 30, 2008:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB2 million) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB171 thousand) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of June 30, 2008, the Company has not received the damage payment from Boda, and management has estimated that the collectability of the receivable is deemed low, therefore, the Company wrote off the amount from its book.

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Yunwei Zhang vs. Beijing Xin’Ao Concrete Co., Ltd. (Beijing District Court, PRC)

In May 2006, an action against Xin Ao and Beijing Shangdi Xinda Company was filed by (“Shangdi”) Yunwei Zhang in Beijing District Court seeking payment of approximately $112,000 (RMB814 thousand for damages caused by Qingbao Zhang, a contracted driver of Xin Ao and an employee of Zhangbei County Labor Service Co., Ltd. The vehicle involved in the accident is owned by Beijing Shangdi Xingda Company who leased to Xin Ao who subsequently leased the vehicle to Zhangbei County Labor Service Company. On June 16, 2008, the Court ruled against Xin Ao and Shangdi to pay the damages incurred to Yunwei Zhang in the accident. Xinao is responsible for approximately $39,000 (approximately RMB 273,000) for the damages.

Note 17 – Subsequent Events

Short-term loan repayment

The Company repaid the bank loan in the amount of approximately $2.9 million (RMB20 million) to Huaxia Bank on August 10, 2008, in accordance with the terms and conditions established by the loan agreement.

See report of independent registered public accounting firm.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Prior to our reverse acquisition transaction with BVI-ACM, our independent registered public accounting firm was Li & Company, PC, while BVI-ACM’s independent registered public accounting firm was Moore Stephens Wurth Frazer and Torbet, LLP, or Moore Stephens. On May 1, 2008, concurrent with the change in control transaction discussed above, our board of directors approved the dismissal of Li & Company, as our independent auditor, effective immediately. Concurrent with the decision to dismiss Li & Company as our independent auditor, our board of directors elected to continue the existing relationship of BVI-ACM with Moore Stephens and appointed Moors Stephens as our independent auditor.

Li & Company’s reports on the our financial statements as of and for the fiscal years ended December 31, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended December 31, 2007 contained a going concern qualification as to our ability to continue.

In connection with the audits of the fiscal years ended December 31, 2007 and 2006, and during the subsequent interim period through March 31, 2008, there were (1) no disagreements with Li & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Li & Company, would have caused Li & Company to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended June 30, 2007 and 2006 and through the date hereof, neither us nor anyone acting on our behalf consulted Moore Stephens with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Moore Stephens concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

We provided Li & Company with a copy of this disclosure on May 1, 2008, providing Li & Company with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from Li & Company dated May 1, 2008 was filed by us as Exhibit 16.1 to our current report on Form 8-K on May 5, 2008.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of June 30, 2008, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies related to the following:

1.  Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

 2.  Lack of internal audit function - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

3.  Lack of Internal Audit System - The Company lacked an internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

During most of fiscal year ended June 30, 2008, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.  Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2.  Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

3.  Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

4.  Interviewing prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

5. Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position

Xianfu Han	50	Chairman, CEO, and Interim CFO
Weili He	52	Chief Operating Officer and Vice Chairman
Xiangsheng Xu	47	President, Director

Xianfu Han. Mr. Han became our Chairman and Chief Executive Officer on April 29, 2008. On August 6, 2008, Mr. Han became our Interim Chief Financial Officer following the resignation of our former Chief Financial Officer. From January 2003 to present, Mr. Han has worked with Xin Ao as Chairman of the Board of Directors. His main responsibilities include daily board leadership and strategy initiatives. Since November 2002, Mr. Han has been Chairman at Beijing Tsinghua University Management School’s Weilun Club. His responsibilities involve daily management work. From January 2001 to March 2007, Mr. Han acted as Executive Vice Chairman of the Beijing Concrete Association. His primary functions involved public relations and communication with various governmental and agencies. Mr. Han is a senior engineer with over 25 years of management experience in the building material industry. He contributed to the draft of the "Local Standard of Mineral Admixtures" regulations and was responsible for the "Research and Application of Green High Performance Concrete" published by the Ministry of Construction.

Mr. Han graduated in 1995 from the Tsinghua University executive MBA program. Mr. Han received his Bachelor degree in engineering management in 1992 from Northern China University of Technology.

Weili He. Mr. He became our Vice-Chairman and Chief Operating Officer on April 29, 2008. From August 2007 to present, Mr. He has worked as Vice Chairman of the Board of Directors of Xin Ao. His primary responsibility is large client development. From January 2003 to August 2007, Mr. He worked as Chairman of the Board of Directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as a Vice Chairman of the Beijing Concrete Association. His primary functions include market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C.

Xiangsheng (Norman) Xu. Mr. Xu became our President and Director on April 29, 2008. From March 2006 to present, Mr. Xu has served as Chief Executive Officer of Xin Ao. His primary responsibilities include corporate strategy, general management and daily operations. From February 2003 to February 2006, Mr. Xu worked at the Enterprises Institute at State Development and Research Center under the State Council and was in charge of the New Enterprises Development program. Since May 2007, Mr. Xu has served as an independent director of Guangxi Shunshine Real Estate Development Co., Ltd.

Mr. Xu received his MBA degree from Renmin University in Beijing, China and has been a researcher within the Institute of Corporate Culture at Beijing University.

Committees and Meetings

The board of directors is currently composed of 3 people. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We intend to increase the size of our board of directors in fiscal year 2009.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

There are no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2008 and 2007; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brandi Iannelli,	2007	0	0	0	0	0	0	0	0
CEO, CFO and Director (1)	2008	0	0	0	0	0	0	0	0
Xianfu Han,	2007	0	0	0	0	0	0	0	0
Chairman and CEO (2)	2008	110,719	67,620	0	0	0	0	0	178,339

(1)
On April 29, 2008, we acquired BVI-ACM in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Brandi Iannelli tendered her resignation as a director and from all offices she held in our Company effective immediately.

(2)	In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately.

Employment Agreements

In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately. On May 1, 2008, we entered into a three year Employment Agreement with Mr. Han pursuant to which he will receive an annual salary of $140,000 for service as our Chief Executive Officer.

Upon termination of Mr. Han’s employment because of death, disability or for cause, the Company will pay or provide to Mr. Han or his estate, as the case may be (i) any unpaid base salary and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) all other payments or benefits to which Mr. Han may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

Upon the termination of Mr. Han’s employment by the Company without cause, the Company will pay or provide to Mr. Han (i) all amounts due as if Mr. Han’s employment were terminated because of death, disability or for cause, and (ii) subject to Mr. Han’s execution (and non-revocation) of a general release of claims against the Company and its affiliates in a form reasonably requested by the Company, (a) continued payment of his base salary for two months after termination, payable in accordance with the regular payroll practices of the Company, but off the payroll; and (b) payment of his cost of continued medical coverage for two (2) months after termination (subject to his co-payment of the costs in the same proportion as such costs were shared immediately prior to the date of termination).  Payments provided under this Section 6(d) shall be in lieu of any termination or severance payments or benefits for which Mr. Han may be eligible under any of the plans, policies or programs of the Company.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended June 30, 2008.

Compensation of Directors

During the 2007 and 2008 fiscal years, no member of our board of directors received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. The Board was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

The General Corporation Law of Delaware, Section 102(b)(7) provides that directors, officers, employees or agents of Delaware corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 29, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

	Number of Shares Beneficially Owned (1)	Percentage (2)
Name and Address of Beneficial Owner
Executive Officers and Directors
Xianfu Han (3) Chairman and CEO	5,285,750	50.22%
Weile He(4) Vice-Chairman and COO	3,523,833	33.48%
Xiangsheng Xu President and Director	0	0%
All officers and directors as a group (3 people)	8,809,583	83.30%
Over 5% Beneficial Owners
Xianfu Han (3) Yingu Plaza 9 Beishuanxi Road Suite 1708, Haidan District Beijing 100080 PRC	5,285,750	50.22%
Weile He(4) Yingu Plaza 9 Beishuanxi Road Suite 1708, Haidan District Beijing 100080 PRC	3,523,833	33.48%
Professional Offshore Opportunity Fund LTD (5)	1,875,000	15.12%
Whitebox Intermarket Partners LP (6)	750,000	6.65%

(1)
Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of securities with respect to which the person has or shares: (a) voting power, which includes the power to vote or direct the vote of the security, or (b) investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned.

(2)	As of September 29, 2008, there were 10,525,000 shares of our common stock outstanding.

(3)
On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008 and American Stock Transfer & Trust Company, or AST, whereby 2,100,000 shares of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 2,100,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 2,100,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(4)
On June 11, 2008, Mr. He entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008 and American Stock Transfer & Trust Company, or AST, whereby 1,400,000 shares of the Company’s common stock owned by Mr. He were placed into escrow, with AST appointed as the escrow agent. The 1,400,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. He if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. He maintains voting power over all 1,400,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(5)
Includes 625,000 shares of common stock that are exercisable upon exercise of common stock purchase warrants. Howard Berger and Mark Swickle have voting and investment power over the securities held by Professional Offshore Opportunity Fund LTD.

(6)
Includes 250,000 shares of common stock that are exercisable upon exercise of common stock purchase warrants. Andrew J. Redleaf is the managing member the general partner of Whitebox Intermarket Partners LP and has voting and investment power over the securities held by Whitebox Intermarket Partners LP.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2006 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Reverse Acquisition Transaction

On April 29, 2008 we consummated the transactions contemplated by a share exchange agreement with the owners of all issued and outstanding capital stock of BVI-ACM, which included our Chairman and CEO, Xianfu Han, and our Vice-Chairman and COO, Weili He. Pursuant to the share exchange agreement, we acquired 100% of the outstanding capital stock of BVI-ACM in exchange for 11,500,000 shares of our common stock. As a result of this transaction, Mr. Han and Mr. He became the beneficial owners of approximately 51.5% and 33.34% of our outstanding capital stock, respectively.

Securities Escrow Agreement in connection with the Private Placement

In connection with the private placement that we closed on June 11, 2008, our Chairman and CEO, Xianfu Han, our Vice-Chairman and COO, Weili He, the Company and the investors in the private placement entered into a Make Good Agreement whereby Mr. Han and Mr. He have agreed to transfer a total of 3,500,000 shares of Common Stock to the investors on a pro rata basis in the event that the Company does not meet certain performance targets for its fiscal years ending June 30, 2008, June 30, 2009 and June 30, 2010. The performance target for the Company's fiscal year ended June 30, 2008 is the achievement of pre-tax net income of at least $5,200,000. This target has been met. The performance target for the Company's fiscal year ended June 30, 2009 is the achievement of after-tax net income of at least $9,000,000. The performance target for the Company's fiscal year ended June 30, 2010 is the achievement of after-tax net income equal to or greater than the Company’s after-tax net income for the fiscal year ended June 30, 2009.

Beijing Concrete Institute

We paid the Beijing Concrete Institute fees of $165,404 and $213,430 for the years ended June 30, 2007 and 2006, respectively. The Beijing Concrete Institute is 50% owned by our Chairman and CEO, Xianfu Han and 45% by our Vice-Chairman and COO, Weili He.

On January 1, 2008, we entered into a 6 year contract with the Beijing Concrete Institute with an expiration date of December 31, 2013, whereby we will compensate the Beijing Concrete Institute based on research and development projects they complete for us on an as-needed basis. The annual project-based payment is capped at RMB 1,000,000 (approximately US $140,000) and in return we will receive the exclusive right for technical procedures and findings as well as training for our employees. As of March 31, we have not referred any research and development projects, and have not provided any payment, to the Beijing Concrete Institute.

Related Party Loans

During the years ended June 30, 2008 and 2007 we have received loans from a number of our employees, the proceeds of which are used for working capital and general corporate purposes. The principal amounts of the loans we received in each of 2008 and 2007 and 2006 are $375,693 and $222,235, respectively. The current outstanding balances for these loans were $524,510 and $222,235 for the years ended June 30, 2008 and 2007. The effective annual interest rate on the loans is 20%, and the loans mature at various times in 2007 and 2008. The employees from whom we received loans were Xueying Ma, Xue Zhang, Ying Zhang, Changjun Guo, Wenxiang Zhang, Jianguo Zhang, Li Geng, Junping Li, Xiangrong Mao, Fie Xia, Weihong Liu, Fang Cao, Liangcai Chen, and Shixun Xu and none of the employee held a management position at the company. No one individual loaned to us in excess of $120,000 except for Fang Cao, who loaned the Company $145,900. All the loans that matured have been extended and no principal have been paid on any of the loans to date. We have paid $51,625 and $0 in interest for the years ended June 30, 2008 and 2007, respectively.

On October 1, 2007, the Company loaned to Beijing XinHang Construction Ltd, which is owned by our Vice-Chairman and Chief Operating Officer, Mr. He. The term of the loan was three months and carried an interest rate of 0.75%. As of December 31, 2007, total receivables from Beijing Xinhang Construction Ltd amounted to $4,006,476. On March 18, 2008, the Company received the outstanding balance in full.

Reorganization Related Transactions

BVI-ACM owns 100% of the issued and outstanding capital stock of China-ACMH. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Xin Ao and its two shareholders pursuant to which China-ACMH effectively assumed management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements which include the following:

•
Exclusive Technical Consulting and Services Agreement – through which China-ACMH will provide exclusive technical consulting and services to Xin Ao for an annual fee in an amount equal to Xin Ao’s yearly net income,

•
Operating Agreement – through which China-ACMH has exclusive authority over all decision-making of ongoing major operations, including establishing compensation levels and hiring and firing of key personnel. In order to ensure Xin Ao’s normal operation, China-ACMH agrees to act as the guarantor and provide full guarantee for Xin Ao in entering and performing contracts, agreements or transactions in association with Xin Ao’s operation between Xin Ao and any other third parties. As a counter guarantee, Xin Ao agrees to mortgage all of its assets including receivables which have not been mortgaged to any third parties at the execution date of this agreement to China-ACMH.

•
Equity Pledge Agreement – through which Xin Ao’s Shareholders have pledged their rights, title and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH.

•
Option Agreement – through which Xin Ao’s shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao The option agreement is intended to further reinforce China-ACMH’s rights to control and operate Xin Ao.

•
Power of Attorney – signed by Xin Ao’s 100% shareholders Mr. Han Xianfu and Mr. He Weili, which authorize the individuals appointed by China-ACMH to exercise all of their respective voting rights as a shareholder at Xin Ao’s shareholder meetings

The term of these agreements is for ten (10) years and shall terminate automatically upon expiration, and may be extended only if China-ACMH gives its written consent of the extension prior to expiration. The parties shall, through negotiations, determine the term of any extension. During the term of the agreements, Xin Ao may not terminate the agreements except in the case of gross negligence, fraud or other illegal acts or bankruptcy of China-ACMH. China-ACMH may terminate the agreement at any time with a written notice to Xin Ao thirty days prior to such termination. Additionally, without China-ACMH’s prior written consent, Xin Ao may not assign or otherwise transfer its rights and obligations under the agreements. Subject to compliance with the Laws of China, China-ACMH may assign the agreements to any affiliate or any other designated entity without the prior consent of Xin Ao.

As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company consolidates Xin Ao’s results, assets and liabilities in its financial statements.

Through China-ACMH, BVI-ACM operates and controls Xin Ao through the contractual arrangements discussed above. The reasons that BVI-ACM used these contractual arrangements to acquire control of Xin Ao, instead of using a complete acquisition of Xin Ao’s assets or equity to make Xin Ao a wholly-owned subsidiary of BVI-ACM, are that (i) new PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain; and (ii) other than by share exchange transactions, PRC law requires Xin Ao to be acquired for cash and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC law.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We are in the process of adopting a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, we expect that where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. The presentation will be expected to include a description of, among other things, the material facts, and the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must excuse himself or herself form the deliberations and approval. Our policy will require that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of our company and our stockholders, as our audit committee determines in the good faith exercise of its discretion. We did not previously have a formal policy concerning transactions with related persons.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2008 and for fiscal year ended June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2008	June 30, 2007
Audit Fees	$100,000	$110,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$100,000	$110,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1
Share Exchange Agreement by and among TJS Wood Flooring, Inc.; Xin Ao Construction Materials, Inc.; and each of the equity owners of Xin Ao Construction Materials, Inc. Shareholders, dated April 29, 2008
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware on February 13, 2007, as amended to date.		Exhibits 3.1 and 3.1a to the Registrant’s Registration Statement on Form SB-2 filed on March 26, 2007.

3.2	Amended and Restated Bylaws of the registrant.		Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on March 26, 2007.

4.1	Certificate of Designation for Series A Convertible Preferred Stock		Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

4.2	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Xiangsheng Xu		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.

10.2	Employment Agreement with Weili He		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.

10.3	Employment Agreement with Xianfu Han		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.

10.4	Employment Agreement with Alex Yao		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008.

10.5	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6
Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

31.1	Section 302 Certification	✓

32.1	Section 906 Certification	✓

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer and Interim Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xianfu Han	Chief Executive Officer and Chairman of	September 29, 2008
Xianfu Han	the Board (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

/s/Weili He	Vice Chairman and Chief Operating Officer	September 29, 2008
Weili He

/s/Xiangsheng Xu	President and Director	September 29, 2008
Xiangsheng Xu