Form 10-Q
period 2008-09-30
China Advanced Construction Materials Group, Inc
filed 2008-11-14
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact name of registrant as specified in Charter

Delaware	333-141568	20-8468508
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Xianfu Han
Yingu Plaza, 9 Beisihuanxi Road, Suite 1708
Haidian District, Beijing 100080 PRC
 (Address of Principal Executive Offices)
 _______________

+86 10 82525301
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2008: 10,525,000 shares of common stock.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND JUNE 30, 2008

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,083,962	1,910,495
Restricted cash	888,802	913,092
Marketable securities	48,604	61,767
Accounts receivable, net of allowance for doubtful accounts of $254,037 and $224,924 as of September 30, 2008 and June 30, 2008, respectively	9,337,189	9,365,486
Inventories	671,604	237,836
Other receivables	206,535	505,968
Prepayment	3,981,480	3,240,394
Total current assets	20,218,176	16,235,038

PLANT AND EQUIPMENT, net	16,262,344	16,730,220

OTHER ASSETS:
Financing cost	511,506	586,818
Account receivable (non-current), net of allowance for doubtful accounts of $471,783 and $411,061 as of September 30, 2008 and June 30, 2008, respectively	4,692,723	4,753,006
Total other assets	5,204,229	5,339,824

Total assets	$41,684,749	38,305,082

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,075,106	6,293,553
Customer deposits	138,618	165,434
Short term loans	7,811,689	4,271,222
Other payables	214,163	254,259
Other payables - shareholder	794,152	880,302
Accrued liabilities	337,267	145,207
Taxes payable	1,655,565	1,073,237
Interest payable	158,795	-
Total current liabilities	15,185,355	13,083,214

REDEEMABLE PREFERRED STOCK ($0.001 par value, 875,000 shares issued) net of discount of $1,018,306 and $1,168,548 at September 30 and June 30, 2008, respectively	5,981,694	5,831,452

Total liabilities	21,167,049	18,914,666

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 875,000 redeemable preferred shares issued and outstanding in 2008, and reported in liability above	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,525,000 shares issued and outstanding, respectively	10,525	10,525
Paid-in-capital	13,469,168	13,494,105
Contribution receivable	(1,210,000)	(1,210,000)
Retained earnings	3,983,045	3,072,249
Statutory reserves	1,616,413	1,452,779
Accumulated other comprehensive income	2,648,549	2,598,466
Deferred compensation	-	(27,708)
Total shareholders' equity	20,517,700	19,390,416
Total liabilities and shareholders' equity	$41,684,749	38,305,082

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended
	September 30,
	2008	2007

REVENUE:
Sales of concrete	$1,867,687	$5,981,669
Manufacturing services	1,925,543	-
Technical services	616,797	-
Mixer rental	656,814	-
Marketing cooperation	69,905	-
Total revenue	5,136,746	5,981,669

COST OF REVENUE:
Cost of sales	1,560,307	4,950,871
Manufacturing services	497,208	-
Technical services	67,902	-
Mixer rental	292,045	-
Marketing cooperation	30,870	-
Total cost of revenue	2,448,332	4,950,871

GROSS PROFIT	2,688,414	1,030,798

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	657,109	298,975

INCOME FROM OPERATIONS	2,031,305	731,823

OTHER (EXPENSE) INCOME, NET
Other subsidy income	227,594	358,715
Non-operating income (expense), net	2,107	(14,709)
Interest income	1,434	1,196
Interest expense	(613,183)	(84,540)
Total other (expense) income, net	(382,048)	260,662

INCOME BEFORE PROVISION FOR INCOME TAXES	1,649,257	992,485

PROVISION FOR INCOME TAXES	574,827	-

NET INCOME	1,074,430	992,485

OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain from marketable securities	(13,341)	27,527
Foreign currency translation adjustment	63,424	172,815

COMPREHENSIVE INCOME	$1,124,513	$1,192,827

EARNING PER SHARE
Basic
Weighted average number of shares	10,525,000	8,809,583
Earning per share	$0.10	$0.11

Diluted
Weighted average number of shares	10,621,413	8,809,583
Earning per share	$0.10	$0.11

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	value	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2007	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Net income						992,485			992,485
Adjustment to statutory reserve						(99,249)	99,249		-
Unrealized gain from marketable securities								27,527	27,527
Foreign currency translation gain								172,815	172,815
BALANCE, September 30, 2007 (unaudited)	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$7,202,911	$995,883	$860,264	$7,689,058

Shares issued due to reorganization	1,690,417	1,690.00	(1,690)						-
Shares issued for services	25,000	25.00	33,225		(27,708)				5,542
Warrants issued for services			169,345						169,345
Contribution receivable offset with distribution owed				7,260,000		(7,627,051)		367,051	-
Capital contribution received				5,000,100					5,000,100
Fair value of warrants issued with preferred stock			1,201,935						1,201,935
Adjustment to statutory reserve						(456,896)	456,896		-
Net income						3,953,285			3,953,285
Unrealized loss on marketable securities								(40,009)	(40,009)
Foreign currency translation gain								1,411,160	1,411,160
BALANCE, June 30, 2008	10,525,000	$10,525	$13,494,105	$(1,210,000)	$(27,708)	$3,072,249	$1,452,779	$2,598,466	$19,390,416

Stock based compensation					2,771				2,771
Forfeited stock compensation			(24,937)		24,937				-
Net income						1,074,430			1,074,430
Adjustment to statutory reserve						(163,634)	163,634		-
Unrealized loss on marketable securities								(13,341)	(13,341)
Foreign currency translation gain								63,424	63,424
BALANCE, September 30, 2008 (unaudited)	10,525,000	$10,525	$13,469,168	$(1,210,000)	$-	$3,983,045	$1,616,413	$2,648,549	$20,517,700

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,074,430	$992,485
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	533,125	282,942
Amortization of financing cost	75,312	-
Amortization of discount on convertible perferred stock	150,242	-
Amortization of deferred compensation expense	2,771	-
Bad debt expense	88,144	-
Change in operating assets and liabilities
Accounts receivable	(4,797,624)	(1,967,122)
Inventories	(433,383)	60,639
Other receivables	301,005	629,600
Prepayment	1,012,365	(43,248)
Accounts payable	854,631	1,787,444
Other payables	(40,636)	94,679
Other payables - shareholders	(86,558)	-
Accrued liabilities	350,573	(39,163)
Customer deposit	(27,286)	-
Taxes payable	579,742	6,965
Net cash (used in) provided by operating activities	(363,147)	1,805,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,067)	(6,173)
Net cash used in investing activities	(19,067)	(6,173)

CASH FLOWS FINANCING ACTIVITIES:
Payments of short term loan	(3,821,544)	(3,031,400)
Proceeds from short term loan	7,354,278	646,405
Restricted cash	24,290	-
Net cash provided by (used in) financing activities	3,557,024	(2,384,995)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(1,343)	1,144

INCREASE (DECREASE) IN CASH	3,173,467	(584,803)

CASH, beginning of period	1,910,495	1,424,883

CASH, end of period	$5,083,962	$840,080

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

On April 29, 2008, the Company executed a share exchange agreement with Xin Ao Construction Materials, Inc. (“BVI-ACM”) whereby the Company issued to the stockholders of BVI-ACM 8,809,583 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of BVI-ACM (the “Share Exchange”). Prior to the Share Exchange, and after the cancellation of 9,990,000 shares, China ACM had 1,166,667 shares of common stock issued and outstanding. After the Share Exchange, China ACM had 10,500,000 shares of common stock outstanding and the former shareholders of BVI-ACM owned 83.9% of the issued and outstanding shares. The directors and executive officers of BVI-ACM became the directors and officers of China ACM. This transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby BVI-ACM is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to April 29, 2008 are those of BVI-ACM except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.
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
SEPTEMBER 30, 2008
(UNAUDITED)

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities , all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. Through a series of Contractual Arrangements, China-ACMH effectively took over management of daily business activities of Xin Ao and has the right to appoint all executives, senior management and members of the board of directors of Xin Ao. Equity holders of Xin Ao also signed a Power of Attorney, which authorizes the individuals appointed by China-ACMH to exercise all of their voting rights as shareholder at Xin Ao’s shareholder meetings. China-ACMH provides exclusive technical consulting services to Xin Ao for an annual fee equal to Xin Ao’s yearly net income, and guarantees all of Xin Ao’s business activities with any third parties and in return is guaranteed all of Xin Ao’s assets. In addition, shareholders of Xin Ao pledged their shares in Xin Ao as collateral for the annual fees due to the Company and granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao. In accordance to Paragraph 5 of FIN 46(R), the Company determined Xin Ao is a variable interest entity subject to consolidation under the Interpretation and the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao are included in the consolidated financial statements of the Company.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,648,549 and $2,598,466 as of September 30, 2008 and June 30, 2008, respectively. Asset and liability accounts at September 30, 2008 and June 30, 2008 were translated at 6.84 RMB and 6.85 RMB to $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to consolidated statements of income and cash flows for the three months ended September 30, 2008 and 2007 were 6.84 RMB and 7.55 RMB to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. No material transaction gain or loss for the periods ended September 30, 2008 and 2007.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts and technical service agreements to be pervasive evidence of an arrangement);
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability of payment is reasonably assured.

The Company sells its concrete products and provides concrete manufacturing services mainly to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company breaches the contract terms specified in the agreement. The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been injected into the location specified by the contract and accepted by the customer. The Company recognizes revenue when the goods are accepted by the customer and title has passed.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 through to August 2009. The VAT tax collected from the Company’s customers is kept by the Company and recorded as Other Subsidy Income.

The Company also provides technical consulting services to and enters strategic cooperation including market sharing and equipment rental with other independently owned concrete companies. The Company signs a Technical Service Agreement or Strategic Cooperation Agreement with each client, which specifies all terms and conditions including prices to be charged. Once concrete products are produced by clients and supplied to builders referred by the Company or cost savings are realized by use of technical solutions provided by the Company, the agreements consider the Company has rendered its service. The Company recognizes revenue and invoices client monthly for technical service and marketing cooperation on a per-cubic-meter basis and for equipment rental on a per-mixer truck basis.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Shipping and handling

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements related to the assessment of the fair value of share based payments and the collectability of accounts receivable. Actual results could be materially different from those estimates.

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

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Concentration of risk

•
Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market account, to be cash equivalents. Total cash in these banks at September 30, 2008 and June 30, 2008 amounted to $4,962,477 and $1,795,388, respectively, of which no deposits were covered by insurance. Also, as of September 30, 2008, the Company held $888,802 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. The Company has not experienced, nor dose it anticipate, nonperformance by the institutions.

•
Major customers and suppliers - For the three months ended September 30, 2008, two customer accounted for approximately 37.3% of the Company's sales and 9.3% of the Company’s accounts receivable as of September 30, 2008. For the three months ended September 30, 2007, one customer accounted for approximately 24% of the September 30, 2007. For the three months ended September 30, 2008, two suppliers accounted for approximately 51.8% of the Company’s purchase and approximately 4.4% to this supplier as of September 30, 2008. For the three months ended September 30, 2007, three suppliers accounted for approximately 37.4% of the Company's purchases. These three suppliers represent approximately 12% of the Company's total accounts payable balance as of September 30, 2007.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Restricted Cash

Restricted cash represents portion of the proceeds received from the June 11, 2008 Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other miscellaneous professional fees (see Note 10). Restricted cash is classified in current assets as of September 30, 2008, based on the time period funds are expected to be used.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence. As of September 30, 2008, the Company determined no reserves were necessary.

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
SEPTEMBER 30, 2008
(UNAUDITED)

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Plant machinery	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment to reduce the related assets to their net realizable value. The Company believes no impairment exists at September 30, 2008.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The Company’s reserves are consistent with its historical experience and considered adequate by management.

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

Redeemable preferred stock

On June 11, 2008, the Company completed an offering of the sale of 875,000 units. Each unit consists of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pays annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received $7,000,000 (or approximately $5.3 million net proceeds after offering expense and the $930,000 restricted cash placed in escrow) from a group of accredited investors. On June 11, 2010, subject to the prior conversion by the holders, the Company will redeem any outstanding preferred stock at $8.00 plus accrued but unpaid dividends. Consequently, the total amount of the gross proceeds has been excluded from permanent equity and recorded as redeemable preferred stock in accordance with Rule 5-02.28 of Regulation S-X and Section 211 of the Codification of Financial Reporting Policies. SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” requires the redeemable preferred stock to be carried at the fair value of the redemption or cash settlement amount because the terms of the stock permit the holder to demand redemption. Also, since the redemption obligation and annual 9% dividends payable to the holder regardless of profitability made the instrument more akin to a debt instrument than temporary equity, the Company recorded the redeemable preferred stock as a liability.. The dividends are accounted for as interest. Additionally, pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company discounted the fair value of the warrants from the carrying value of the redeemable stock. The discount is amortized into interest expense over the two year redemption period. The Company analyzed the conversion feature and determined the effective conversion price was higher than the market price; therefore, no beneficial conversion feature was recorded.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Income taxes

The Company is governed by the Income Tax Laws of the PRC. The Company accounts for income taxes in accordance with FAS 109, “Accounting for Income Taxes” which requires the company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the United States, the Company did not have any provision for income taxes including any deferred income taxes, for the three months ended September 30, 2008 and 2007.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” as of July 1, 2007. Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts as of September 30, 2008 and June 30, 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2008 and 2008:

	2008	2007
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	-	(33.0)
Effective income tax rates	25.0%	-%

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the three months period ended September 30, 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”). The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009. For the three months ended September 30, 2008 and 2007, $227,594 and $358,715, respectively, was recognized as other subsidy income from VAT taxes collected.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses amounted to $0 and $1,272 for the three months ended September 30, 2008 and 2007, respectively.

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

Comprehensive income

SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of SFAS 130, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Recently issued accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements with fiscal years beginning after November 15, 2007. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Note 3 - Supplemental disclosure of cash flow information

During the three months ended September 30, 2008 and 2007, the Company paid interest totaling $58,645 and $84,540, respectively.

There were no income tax payments for the three months ended September 30, 2008 and 2007.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Non-cash transactions

The Company assigned accounts receivables totaling $4,833,849 as payment to suppliers whose balances were included in accounts payable.

Balances of accounts receivable and payable reported on the balance sheets are net of the assignments.

Non-cash transactions in the three months ended September 30, 2007

The Company assigned accounts receivables totaling $1,343,937 to the suppliers as an offset of the liability owed recorded under accounts payable and also assigned and also assigned accounts receivables totaling $13,246 as an offset to other payable. Balances of accounts receivable and payables reported on the balance sheets are net of the assignments.

Note 4 - Marketable securities

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

There were no realized gains or losses from the sale of marketable securities for the three months ended September 30, 2008 and 2007. The Company determines cost on the specific identification method. Unrealized gains (losses) totaling ($13,341) and $27,527 were recorded as other comprehensive income for the three months ended September 30, 2008 and 2008, respectively.

Note 5 - Accounts receivable, trade

Accounts receivable, trade, are generated from concrete products sold and technological consulting services provided to clients. The payment terms are defined in contracts. Over 80% of our receivables are due within a year by contract and are classified as current assets on the balance sheet. For some large construction projects that take years to complete, we may provide extended payment terms to the general contractors. These contractors are usually large state-owned builders with good credit rating. Sales and accounting departments together evaluate at each period end the aging, structure and collectability of accounts receivable and for these receivables that are past due or not being paid according to payment terms, we will take actions including sending out past due notice, strengthening collections efforts, lowering the client's credit rating, seeking legal resolution in a court of law, and increasing allowance for bad debt.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Accounts receivable and allowance for doubtful accounts consist of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Accounts receivable, current	$9,591,226	$9,590,410
Less: allowance for doubtful accounts, current	(254,037)	(224,924)
Net accounts receivable, current	9,337,189	9,365,486

Accounts receivable, non-current	5,164,506	5,164,067
Less: allowance for doubtful accounts, non-current	(471,783)	(411,061)
Net accounts receivable, non-current	4,692,723	4,753,006

Total accounts receivable, net	$14,029,912	$14,118,492

Note 6 - Plant and equipment

Plant and equipment consist of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Transportation equipment	$20,342,484	$20,286,866
Plant machinery	2,214,676	1,894,585
Office equipment	43,175	43,057
Construction- in-progress	-	295,033
Total	22,600,335	22,519,541
Less: accumulated depreciation	(6,337,991)	(5,789,321)
Plant and equipments, net	$16,262,344	$16,730,220

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in Beijing. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized. Construction of the new plant was completed and transferred to fixed assets by August 2008. As of September 30, 2008 and June 30, 2008, $0 and $16,248, respectively, of interest was capitalized into construction in progress.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $533,125 and $282,942, respectively.

Note 7 - Short term loans

Short term loans represent amounts due to various banks, finance companies, unrelated companies with existing business relationships with the Company, and the Company’s employees, that are due on demand or within one year. These loans are renewable. As of September 30, 2008 and June 30, 2008, the outstanding balance on these loans was $7,811,689 and $4,271,222, respectively, and these loans consisted of the following:

	September 30,	June 30,
	2008 (Unaudited)	2008
Loan from Huaxia Bank, with effective annual interest rate of 7.5555%, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu	$2,926,000	$2,918,000
Loan from Beijing International Trust Co, Ltd. with effective annual interest rate of 15%, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd	4,389,000	-
Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, fully paid..	-	379,340
Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, fully paid.	-	204,260
Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, fully paid.	-	116,720
Loan from unrelated individual Xia Hua Qing, with no interest, fully paid.	-	128,392
Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	496,689	524,510
Total short term loans	$7,811,689	$4,271,222

Total interest expense on short-term loans for the three months ended September 30, 2008 and 2007 amounted to $227,811 and $84,540, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 8- Other payables - shareholder

Beginning in July 2007, one of the Company’s shareholder, leased an office to the Company. For the three months ended September 30, 2008, the Company recorded rent expense from shareholder of $43,279, all of which remained unpaid as of September 30, 2008 and is included as other payables- shareholder.

The Company’s shareholders Mr. Han, Xianfu and Mr. He Weili, who have 57.15% and 38.10% of ownership interest in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for cash flow purposes. This is a non-interest bearing loan, unsecured, and is payable on demand.

Total other payables - shareholders are as follows:

	September 30, 2008 (Unaudited)	June 30, 2008
Han Xianfu, shareholder	$450,540	$450,550
He Weili, shareholder	343,612	429,752
Total other payable - shareholder	$794,152	$880,302

Note 9- Taxes payable

Corporate income taxes

Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires.

The Company was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, the Company and its subsidiaries were subject to an EIT rate of 25%. For the three months ended September 30, 2008 and 2007, the provision for income taxes amounted to $574,827 and $0, respectively. The estimated tax savings due to this tax exemption for the three months ended 2007 amounted to $254,438. If the income tax had been applied, for the three months ended September 30, 2007, the basic and diluted earnings per share will decrease by $0.03.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Taxes payable consisted of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Income taxes payable	$1,650,162	$1,072,747
Other	5,403	490
Total taxes payable	$1,655,565	$1,073,237

The Company did not make any income tax payments during the three months ended September 30, 2008 and 2007.

Note 10 - Shareholders’ equity

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

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses. $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction.

The Company also issued to the placement agent a warrant to purchase an aggregate of 245,000 shares of common stock with an exercise price of $2.40 per share with a life of five years. The warrants are exercisable on a cashless basis, in whole or in part, at an exercise price equal to $2.40 per share. The Company may call the warrants for redemption at any time after the warrants become exercisable (i) at a price of $.01 per warrant; (ii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iii) if, and only if, the last sale price of the common stock equals or exceeds $5.00 per share, for any twenty (20) trading days within a thirty (30) consecutive trading day period ending on the third business day prior to the notice of redemption to warrant holders.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

On May 1, 2008, the Company issued 25,000 common shares to the Company’s Executive, par value $0.001 for services to the Executive renders to the Company. The shares become fully vested after one year from the date of grants. On July 31 2008, the Company terminated employment, and 25,000 shares were forfeited upon resignation.

Following is a summary of the status of warrants outstanding:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$2.40	875,000	4.69 years
$2.40	122,500	4.69 years
Total	997,500

Following is a summary of the Warrants activity:

Outstanding as of June 30, 2007	-
Granted	997,500
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	997,500
Granted
Forfeited
Exercised
Outstanding as of September 30, 2008	997,500

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Pursuant to an escrow agreement signed between the Company, Maxim and the investors on June 11, 2008, the Company placed a total of $930,000 in an escrow account with the Company’s legal counsel, $630,000 of which will be used for the payment of dividends on the preferred stock which the Company shall be obligated to replenish each year prior to the year’s end, and $300,000 of which will be used for the payment of investor relation fees. As of September 30, 2008, restricted cash balance amounted to $888,802.

Pursuant to the Make Good Escrow agreement, signed between the Company, American Stock Transfer Trust Company, the shareholders Han Xianfu and He Weili, and the investors on June 11, 2008, the shareholders agreed to transfer a total of 3,500,000 shares of common stock into the name of escrow agent if the Company fails to meet certain performance thresholds:(1) $5,200,000 of net income(calculated on a pre-tax basis solely with respect to 2008) for 2008; (2) $9,000,000 of net income for 2009; (3) net income equal or greater than the Company's net income for 2009, for 2010. The Company determined that the threshold for the period ended September 30, 2008 has not been met.

Note 11 - Contribution receivable

On July 8, 2005, Xin Ao’s board of directors passed a resolution to increase the registered capital from $3,630,000 (RMB30 million) to $12,100,000 (RMB100 million). The increase in registered capital of $8,470,000 (RMB70 million) was funded by the undistributed profits as of June 30, 2005. Since Xin Ao did not have sufficient undistributed profits from June 30, 2005, based on the PRC government regulation, all companies need to record its capital in accordance with the business license, the unfunded amount has been recorded as contribution receivable. Since the capital should be contributed by the shareholders of the Company, the contribution receivable was recorded as part of the equity transaction.

At the inception of BVI-ACM, BVI-ACM issued 10,000 shares of common stock to its founding shareholders. The shares were issued at par value or $0.01 per share.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

On November 23, 2007, BVI-ACM established a 100% subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), in PRC as a wholly owned foreign limited liability company with registered capital of $5 million. According to the laws of PRC, BVI-ACM is required to pay 15% of $5 million by February 22, 2008 and the remaining balance by November 22, 2009.

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital. Concurrently, China-ACMH made a payment of $5 million and BVI-ACM made a payment of $100. As of September 30, 2008, a contribution receivable in the amount of $1,210,000 remains unpaid.

Contribution receivable consisted of the following:

	Xin Ao	CHINA-ACMH	BVI-ACM	Total
Balance, June 30, 2007	$8,470,000	$5,000,000	$100	$13,470,100
Less: contribution received	(7,260,000)	(5,000,000)	(100)	(12,260,100)
Balance, June 30, 2008	$1,210,000	$-	$-	$1,210,000
Less: contribution received	-	-	-	-
Balance, September 30, 2008	$1,210,000	$-	$-	$1,210,000

Note 12 - Reserves and dividends

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
SEPTEMBER 30, 2008
(UNAUDITED)

The Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 13 - Earnings Per Share

The following demonstrates calculation of the differences between basic and diluted earnings per common share for the three months ended September 30, 2008 and 2007:

Basic earning per share	2008	2007
Net income	$1,074,430	992,485
Weighted shares outstanding-Basic	10,525,000	8,809,583
Earnings per share-Basic	$0.10	0.11

Diluted earning per share
Net income for diluted EPS	$1,074,430	993,586
Weighted shares outstanding-Basic	10,525,000	8,809,583
Effect of diluted securities-Warrants	96,413	-
Weighted shares outstanding-Diluted	10,621,413	8,809,583
Earning per share-Diluted	$0.10	0.11

For the three months ended September 30, 2008, 1,995,000 warrants at an exercise price of $2.40 per share were included in the diluted EPS, which resulted for additional 96,413 shares of common stock. 875,000 shares of redeemable preferred stocks were excluded from the diluted earnings per share calculation due to the anti-diluted effect.

Note 14 - Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $17,450 and $3,036 in contributions of employment benefits, including pension for the three months ended September 30, 2008 and 2007, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 15 - Operating leases

The Company entered into a lease agreement for manufacturing plant with an unrelated party from October 1, 2007 to September 30, 2010 with monthly payment of $14,426 and leased office space from the Company’s shareholder, Mr. He Weili, from July 2007 to June 2009 with annual payment of $197,245. Total operating lease expense for the three months ended September 30, 2008 and 2007 was $92,590 and $147,646, respectively, and is included in selling, general, and administrative expenses. Future minimum lease payments under noncancellable operating leases with a term of one year or more consist of the following:

Year ended June 30,	Amount
2009	$278,829
2010	197,124
2011	49,281
Thereafter	-

Note 16 - Commitments and contingencies

Litigation

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of September 30, 2008:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB2 million) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB171 thousand) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2008, the Company has not received the damage payment from Boda, and management has estimated that the collectability of the receivable is deemed low, therefore, the Company wrote off the amount from its book.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Registration Rights

In connection with the private placement on June 11, 2008, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. In accordance with FSP EITF 00-19-2, registration rights penalties should be accounted for under FAS 5 (i.e., recorded when it is ‘probable’ that penalties will be incurred and it can be “reasonably estimated”). If at the time of issuance it appears that any penalties are “probable,” they should be accrued as part of the allocation of the initial proceeds received. The Company determined that they were not “probable” at inception on June 11, 2008 and that any penalties are not “probable” as of September 30, 2008. Accordingly, no accrual for any penalties has been made. The Company will continually re-assess whether the payment of any penalties is “probable” and, if it becomes “probable” that penalties will be incurred, the estimated amount of those penalties will be accrued.

Note 17 - Subsequent Events

On October 3, 2008, the Company entered into a one year director agreement with Mr. Jeremy Goodwin in connection with his services as a member of the board of directors, subject to a third party background check. The agreement provided a stock option to purchase a total of 50,000 shares of the Company’s common stock at an exercise price of $2.90 per share. Each quarter 12,500 options vest and became exercisable

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of China Advanced Construction Materials Group, Inc. (“China ACM”) for the three months ended September 30, 2008 and 2007, should be read in conjunction with the selected consolidated financial data, China ACM’s consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. In the three months ended September 30, 2008, our top ten customers’ sales accounted for 77.1% of all sales revenue; the largest three of these customers accounted for sales of 24.6%, 12.7%, and 9.3%, respectively.

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

PRC Taxation

Our subsidiary China-ACMH is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars.

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue
Sales of concrete	$1,867,687	$5,981,669
Manufacturing services	1,925,543	-
Technical services	616,797	-
Mixer rental	656,814	-
Marketing cooperation	69,905	-
Total revenue	5,136,746	5,981,669

Cost of revenue
Cost of sales	1,560,307	4,950,871
Manufacturing services	497,208	-
Technical services	67,902	-
Mixer rental	292,045	-
Marketing cooperation	30,870	-
Total cost of revenue	2,448,332	4,950,871

Gross profit	2,688,414	1,030,798

Selling, general and administrative expenses	657,109	298,975
Other (expense) income, net	(382,048)	260,662
Income before provision for income taxes	1,649,257	992,485
Income taxes	574,827	-

Net income	$1,074,430	$992,485

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	Three Months Ended September 30,
As a percentage of Revenue	2008	2007
Revenue
Sales of concrete	36.4%	100.0%
Manufacturing services	37.5%	-
Technical services	12.0%	-
Mixer rental	12.8%	-
Marketing cooperation	1.4%	-
Total revenue	100.0%	100.0%

Cost of revenue
Cost of sales	30.4%	83%
Manufacturing services	9.7%	-
Technical services	1.3%	-
Mixer rental	5.7%	-
Marketing cooperation	0.6%	-
Total cost of revenue	47.7%	-

Gross profit	52.3%	17.2%

Selling, general and administrative expenses	12.8%	5.0%
Other (expense) income, net	(7.4)%	4.4%

Income before provision for income taxes	32.1%	16.6%
Income taxes	11.2%	-%

Net income	20.9%	16.6%

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting and marketing cooperation services, and mixer rental. For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, the Company generated revenues of $5,136,746 and $5,981,669, respectively, reflecting a decrease of 14.1%. During the three months surrounding the Olympic Games held in August in Beijing, where our primary market locates, construction work was banned in the city area within the 5th ring expressway. In anticipation of the effect that the event could have on our business, management took several initiatives and made adjustments to our normal business. They include i) strengthening our efforts to expand into other geographical areas. During the quarter, we started supplying concrete products to three railway projects located outside Beijing area through our portable plants. Specifically, they are Beijing-Shanghai high-speed railway projects / Suzhou and Danyang sections, and East Datong-Gudian connection railway project. These three projects contributed $1,925,543 to our total revenue for the quarter. For these railway projects, the general contractors supply raw materials themselves and we provided manufacturing and transportation; as such their cost don’t include cost of raw materials for these projects and revenue from them are classified as manufacturing services; ii) providing technical consulting service to several independently owned mixture stations. The Company was paid 70% of any cost savings over RMB 5 per cubic meter for technical solutions provided to clients. Technical service generated revenue of $616,797; iii) renting out mixer trucks and implementing strategic marketing cooperation. During the quarter, we rented our mixer trucks to mixture stations located outside the 5th ring expressway of Beijing and reached marketing cooperation agreements with several concrete producers where we were paid a minimum of RMB 5 per cubic meter for projects we refer to them due to restriction of our station’s geographical location. The mixer rental and marketing cooperation generated revenue of $656,814 and 69,905, respectively. We believe our sales revenue will grow as our market in Beijing is rolling back to full scale after the Olympic Games and we further expand into other geographical markets.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $2,448,332 for the three months ended September 30, 2008 as compared to $4,950,871 for the three months ended September 30, 2007, a decrease of 50.6%, which is more than the percentage decrease in revenue. As previously mentioned, we took on three railway projects this quarter, cost of which didn’t include raw material because the general contractors supplied it themselves. We also entered concrete technical and marketing cooperation service contracts and engaged in mixer rental during the quarter which have a high margin, while we didn’t have such revenues for the same period in 2007.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Gross profit was $2,688,414 for the three months ended September 30, 2008 as compared to $1,030,798 for the three months ended September 30, 2007, representing gross margin of approximately 52.3% and 17.2%, respectively. The higher gross margin on lower revenue reflects the fact that cost of the three railway projects did not include raw materials that were supplied by clients themselves. The higher gross margin is also attributable to more profitable technical service and marketing cooperation contracts we performed and mixer rental during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $657,109 for the three months ended September 30, 2008, an increase of 119.8%, as compared to $298,975 for the three months ended September 30, 2007. The increase is primarily due to increased legal fees, auditing and accounting expenses, investor relation and other professional expenses after the reverse merger and financing, as well as additional bad debt expense recognized during the quarter. Salaries for employees also increased an average of 35% as a result of conforming to new Chinese Labor Law that became effective on January 1, 2008.

Other Income (Expenses). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). $227,594 in other subsidy income is due to receiving of value added tax exemption from the government, which decreased 36.6% and is in line with the decrease in concrete sales as this tax credit is related to gross sales price of our concrete products. We had interest expenses of $613,183 for the three months ended September 30, 2008 as compared to $84,540 for the three months ended September 30, 2007, an increase of $528,643. The increase in interest expenses is mainly due to dividend and amortization of discount on redeemable preferred stock classified as liability as well as amortization of financing costs, totaling $384,409. The Company also had more short-term loans for the three months ended September 30, 2008, contributing to higher interest expense and financial leverage as compared to the same period last year.

Provision for Income Taxes. Provision for income taxes amounted to $574,827 and $0 for the three months ended September 30, 2008 and 2007, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company is subject to 25% income tax.

Net Income. We had net income of $1,074,430 for the three months ended September 30, 2008 as compared to $992,485 for the three months ended September 30, 2007, an increase of 8.26%. The increase in net income is attributable to higher gross profit on the three railway projects and technical service and marketing cooperation contracts, and rent income of mixer trucks as well as appreciating RMB against USD as all of our revenues were generated in PRC, partially offset by higher general and administrative expenses and interest expenses after the reverse merger and financing in addition to the 25% income tax that we became subject to this year. Our net margin increased from 16.6% for the three months ended September 30, 2007 to 20.9% for the three months ended September 30, 2008 due to higher margin we realized on the three railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves as well as greater profitability from the rent of mixer trucks and technical service and marketing cooperation contracts performed during the quarter. Our management believes that our profits will continue to increase as we lease or build new plants to increase the customer reach to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $5,083,962 and restricted cash of $888,802. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(363,147)	$1,805,221
Net cash used in investing activities	(19,067)	(6,173)
Net cash provided by (used in) financing activities	3,557,024	(2,384,995)
Effect of foreign currency translation on cash and cash equivalents	(1,343)	1,144
Net cash Flow	$3,173,467	$(584,803)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of Three Months Ended September 30, 2008 and 2007

Net Cash Used in/Provided by Operating Activities. Net cash used in operating activities totaled $363,147 for the three months ended September 30, 2008 as compared to net cash provided by operating activities of $1,805,221 for the three months ended September 30, 2007. The decrease in net cash from operating activities was primarily due to increases in accounts receivable and inventory of raw materials, partially offset by deferred payment of cash tax and various non-cash charges to income in the quarter such as bad debt and amortizations of financing cost and discount on redeemable preferred stock. We expect our cash flow from operating activities will improve as the construction industry in Beijing accelerates following the Olympic Games and we strengthen our efforts to negotiate better terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $19,067 for the three months ended September 30, 2008 and $6,173 for the three months ended September 30, 2007. The cash was primarily used for construction in progress.

Net Cash Provided by/used in Financing Activities. Net cash provided by financing activities totaled $3,557,024 for the three months ended September 30, 2008 as compared to net cash used in financing activities of $2,384,995 for the three months ended September 30, 2007. The reason for the increase in cash provided by financing activities was due to short-term loans of $4,395,000 (RMB 30 million) from Beijing International Trust & Investment Co., due July 15, 2009 and $2,930,000 (RMB 20 million) from Huaxia Bank, due November 16, 2008, partially offset by repayment of short-term loans from Huaxia Bank for $2,932,000 (RMB 20 million) and from employees and unrelated companies for $860,266 (RMB 5,880,000). The net proceeds from the loans will be used for building plant, purchasing concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.  As of September 30, 2008, we had cash of $5,083,962, as compared to $840,080 as of September 30, 2007. This increase was due primarily to increase in net short-term borrowings.

The Company believes it can meet its liquidity and capital requirements in 2009 from a variety of sources. These include present capital resources, internally generated cash, short-term borrowings from both related parties and financial institutions, and future equity financings.

Loan Facilities

We had a total of $7,811,689 and $4,271,222 outstanding on loans and credit facilities as of September 30 and June 30, 2008, respectively. The loans consisted of the following:

	September 30,	June 30,
	2008	2008
	(Unaudited)
Loan from Huaxia Bank, with effective annual interest rate of 7.5555%, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu	$2,926,000	$2,918,000
Loan from Beijing International Trust Co, Ltd. with effective annual interest rate of 15%, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd	4,389,000	-
Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, fully paid.	-	379,340
Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, fully paid.	-	204,260
Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, fully paid.	-	116,720
Loan from unrelated individual Xia Hua Qing, with no interest, fully paid.	-	128,392
Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	496,689	524,510
Total short term loans	$7,811,689	$4,271,222

Total interest expense on short-term loans for the three months ended September 30, 2008 and 2007 amounted to $227,811 and $84,540, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of September 30, 2008:

		Payment due in year ended June 30,
	Total	2009	2010	2011	Thereafter
Long term debt obligations	-	-	-	-	-
Capital commitment	-	-	-	-	-
Operating lease obligations	$525,234	$278,829	$197,124	$49,281	$-
Purchase obligations	-	-	-	-	-
Total	$525,234	$278,829	$197,124	$49,281	$-

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

Revenue recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts and technical service agreements to be pervasive evidence of an arrangement);
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability of payment is reasonably assured.

The Company sells its concrete products and provides concrete manufacturing services mainly to major construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company breaches the contract terms specified in the agreement. The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been injected into the location specified by the contract and accepted by the customer. The Company recognizes revenue when the goods are accepted by the customer and title has passed.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 through to August 2009. The VAT tax collected from the Company’s customers is kept by the Company and recorded as Other Subsidy Income.

The Company also provides technical consulting services to and enters strategic cooperation including market sharing and equipment rental with other independently owned concrete companies. The Company signs a Technical Service Agreement or Strategic Cooperation Agreement with each client, which specifies all terms and conditions including prices to be charged. Once concrete products are produced by clients and supplied to builders referred by the Company or cost savings are realized by use of technical solutions provided by the Company, the agreements consider the Company has rendered its service. The Company recognizes revenue and invoices client monthly for technical service and marketing cooperation on a per-cubic-meter basis and for equipment rental on a per-mixer truck basis.

Shipping and handling. Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.

Inventories. Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence. As of September 30, 2008, the Company determined no reserves were necessary.

Prepayments. The Company advances monies to certain suppliers for raw materials. These advances are interest free and unsecured.

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

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”). The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009. For the three months ended September 30, 2008 and 2007, $227,594 and $358,715, respectively, was recognized as other subsidy income from VAT taxes collected.

Recently issued accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements with fiscal years beginning after November 15, 2007. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 4, 2008, the majority shareholders approved by written consent the appointment of Jeremy Goodwin to our Board of Directors and approved the Director Agreement with Mr. Goodwin.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On August 4, 2008, the Company filed a Form 8-K with the SEC disclosing a change in directors.

On August 7, 2008, the Company filed a Form 8-K with the SEC disclosing a change in directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
Registrant

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer and Principal Financial and Accounting Officer

Date: November __, 2008