Form 10-K/A
period 2008-06-30
China Advanced Construction Materials Group, Inc
filed 2009-01-20
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Registrant's telephone number, including area code: +86 10 82525361

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

10,525,000 Shares as of December 31, 2008

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

Thereafter on June 11, 2008, we completed a private placement pursuant to which we sold to 27 accredited investors 875,000 investment units, or Units, for a total of $7,000,000 in gross proceeds. Each Unit consists of one share of the Company’s Series A Convertible Preferred Stock, each share of which is convertible into four shares of our common stock, and a common stock purchase warrant for the purchase of two shares of our common stock at an exercise price equal to $2.40 per share. After the payment of certain fees and expenses in connection with the private placement and after $930,000 was placed into an escrow account pursuant to an agreement with the investors in the private placement, the net proceeds to the Company was $5,223,291. The fees and expenses incurred in connection with the private placement amounted to an aggregate of $846,709, which included placement agent fees of $488,470 paid to Maxim Group LLC, dealer fees of 53,760 paid to Monarch Bay Associates, legal fees of $158,583, consultant fees of $110,103 paid to All Star Capital Inc., and other ancillary fees in connection with the private placement of $35,523.

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

If a registration statement covering the Warrants purchased in the private placement is not declared effective by the effectiveness deadline, the Company will be obligated to pay to each investor, as liquidated damages, a cash payment equal to 2% of the aggregate amount invested by such investor in the private placement for every 30-day period, calculated pro rata, until the registration statement has been declared effective. The total cash payments for such registration obligation shall not exceed $1,050,000, or 15% of the gross proceeds of the private placement.

If the Commission limits the amount of securities to be registered for resale pursuant to Rule 415 under the Securities Act, then the Company shall be entitled to exclude such disallowed securities and shall not be subject to liquidated damages in connection with the filing and effectiveness of the additional registration statement registering the disallowed securities.

The following table indicates the total possible profit the investors in the private placement could recognize from the sale of the shares underlying the Series A Convertible Preferred Stock:

Shares of Common Stock Underlying Series A Convertible Preferred Stock purchased by the investors	Market Price of Common Stock on the date of sale of the Series A Preferred Stock (1)	Conversion Price (2)	Shares of Common Stock Multiplied by the Market Price	Shares of Common Stock Multiplied by the Conversion Price	Discount to Selling Shareholders
3,500,000	$1.33	$2.00	$4,655,000	$7,000,000	$0.00

(1) At the time of the sale of the Series A Convertible Preferred Stock, our common stock had been quoted on the OTC Bulletin Board for approximately three weeks, during which time there were no trades in our common stock. Accordingly, the market price of our common stock at the time of the private placement is determined by valuing the shares of common stock underlying the Series A Convertible Preferred Stock by allocating the purchase price paid by the investors in a cash transaction between a willing buyer and a willing seller to the underlying common stock, the 9% dividend coupon discounted to present, and the value of warrants issued to investors derived by CRR binomial model with the assumptions including an expiration date of June 11, 2012, 75% expected volatility, dividend yield of 0% and 3.49% risk free rate.

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

The following table indicates the total possible profit the investors in the private placement could recognize from the sale of the shares underlying the warrants:

Shares of Common Stock Underlying Warrants purchased by investors	Market Price on the date of sale of the Warrants (1)	Exercise Price (2)	Shares of Common Stock Multiplied by the Market Price	Shares of Common Stock Multiplied by the Exercise Price	Discount to selling shareholders
1,750,000	$1.33	$2.40	$2,327,500	$4,200,000	$0.00

(1) At the time of the sale of the Series A Convertible Preferred Stock, our common stock had been quoted on the OTC Bulletin Board for approximately three weeks, during which time there were no trades in our common stock. Accordingly, the market price of our common stock at the time of the private placement is determined by valuing the shares of common stock underlying the Series A Convertible Preferred Stock by allocating the purchase price paid by the investors in a cash transaction between a willing buyer and a willing seller to the underlying common stock, the 9% dividend coupon discounted to present, and the value of warrants issued to investors derived by CRR binomial model with the assumptions including an expiration date of June 11, 2012, 75% expected volatility, dividend yield of 0% and 3.49% risk free rate.

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

Our Industry

China is the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware. According to the Industrial Ceramics, Vol. 27, February 2007, total revenues for the Chinese construction materials market in 2006 was approximately $171.5 billion.” and that “[i]t is estimated that the total production value will reach $294.8 billion by 2011, an average annual growth rate of 11.4%. (Industrial Ceramics, Vol. 27, February 2007,” page 142). This information is publicly available at  www.technagroup.it/sample_IC.pdf . According to the National Development and Reform Commission, or NDRC, total revenues for the industry during the first five months of 2008 was approximately $112.8 billion, representing an increase of 33.4% over the same period in 2007. Also according to the NDRC, profits by companies in the construction materials market in China during the first five months of 2008 were approximately $5.26 billion, representing an increase of 43.6% over the same period in 2007”, is the “Year 2008 First Five Months Construction Material Industry Sector Analysis” provided by the National Development and Reform Commission (NDRC). The Chinese version of this information is publicly available on NDRC’s website at  http://yxj.ndrc.gov.cn/gjyx/jc/t20080714_223974.htm ..

As China’s economy continues to develop, it is expected that increased construction will be required to accommodate growth in the education, culture, social welfare and business sectors. China has been referred to by many observers as "the world's largest construction site".

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for construction materials in China:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. For the the year ended June 30, 2008, our top ten customers’ sales accounted for 58.21% of total sales; the largest three customers accounted for 16.9%, 8.6% and 6.2% of total sales, respectively.

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

Our Customers

For the fiscal year 2008 which ended on June 30, 2008, we had one customer, China Railway Construction, Beijing South Station Branch, whose sales accounted for more than 10% of our total sales. Our top ten customers, identified in the table below, accounted for 58.21% of our total sales for fiscal year ended June 30, 2008.

No.	Customer Name	% of Total Sales
1	China Railway Construction Group, Beijing South Station Branch	16.89%
2	China Railway Construction Group, He Xie Jia Yuan Branch	8.62%
3	China Construction Group, Bureau 8, Xia Hong Men Residential Project R6R	6.24%
4	Beijing Chong Jia Engineering Co., Ltd. - Jing Yu Chi Phase II	5.79%
5	Beijing Great Wall Eng. Mo Shi Chang Residential	5.71%
6	Beijing Xing Wang Bridge Construction Co., Ltd. - South Airport Jing Cheng Highway	4.34%
7	China Construction Group, Bureau 5, Zhong Hai Zi Yu Gong Guan	2.90%
8	China Railway Construction Group, Bureau 6, Beijing Railway Construction, South Station Expansion Project	2.74%
9	Beijing Tianrun Construction, Finance Street E7,E8	2.60%
10	Guangdong Hang Jian Branch 3	2.38%
	Total	58.21%

Recent notable projects and clients include:

Client	Project Description	Contract Value
China State Construction Engineering Corp.	Construction of new CCTV site	$3,966,114
Beijing Railway Construction Company Ltd.	Construction of Beijing-Tianjin Intercity Rail	$6,492,000
Beijing Railway Construction Company Ltd.	Construction of Beijing South Railway Station (project ongoing)	$4,293,113
China State Construction Engineering Corp.	Construction of Beijing Olympic Park Conference Center	$1,402,236

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

Item 1A.    Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this prospectus, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The last reported sales price of our common stock on the OTC Bulletin Board on December 31, 2008, was $2.75 per share. As of December 31, 2008, there were approximately 52 stockholders of record of our common stock.

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

In fiscal year 2007 and in the first half of fiscal year 2008, we solely operated out of one plant, which has an operating capacity of 768,000 cubic meters. For year ended June 30, 2008 and 2007, we produced approximately 699,550 cubic meters and 588,100 cubic meters, respectively, of ready mix concrete. In the second half of fiscal year 2008, we entered technical consulting and marketing cooperation agreements with several independently owned mixture stations, pursuant to which, we are paid certain percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the restriction of our station’s geographical location.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars.

	Years Ended June 30,
	2008	2007
Sales revenue	$27,565,044	$21,082,534
Cost of sales	20,799,398	16,393,134

Gross profit	6,765,646	4,689,400

Selling, general and administrative expenses	1,946,541	1,273,415
Other income, net	1,139,047	482,068
Income before income taxes	6,176,566	3,898,053
Income taxes	1,012,382	-
Net income	5,164,184	3,898,053
Dividends and accretion on redeemable preferred stock	33,387	-
Net income available to common shareholders	$5,130,797	$3,898,053

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales:

	Years Ended June 30,
	2008	2007
As a percentage of Revenue
Sales revenue	100%	100%
Cost of sales	75.46%	77.76%
Gross profit	24.54%	22.24%

Selling, general and administrative expenses	7.06%	6.04%
Other income, net	4.13%	2.29%
Income before income taxes	22.41%	18.49%
Income taxes	3.67%	-
Net income	18.73%	18.49%

Dividends and accretion on redeemable preferred stock	-%	-%

Net income available to common shareholders	18.6%	18.5%

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

Research and Development Costs. Research and development costs consist of amounts spent on developing new products and enhancing our existing products .  Research and development costs totaled $6,000 for the year ended June 30, 2008, as compared to $165,000 for the year ended June 30, 2007. The decrease was mainly because we had less new product development projects in 2008.

Other Income (Expenses). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $1,357,461 for the year ended June 30, 2008 as compared to $482,068 for the year ended June 30, 2007, an increase of $875,397. The increase in net other income is partly due to receiving of value added tax exemption from the government, which increased 25.4% and is in line with the increase in concrete sales as this tax credit is related to gross sales price of our concrete products. We had other expenses of $228,731 for the year ended June 30, 2008 as compared to $782,884 for the year ended June 30, 2007, a decrease of $554,153. The decrease in other expenses is mainly due to lower interest expense in 2008. We further paid down our short-term bank loans and incurred less new borrowings for the year ended June 30, 2008 which resulted in lower interest expense and financial leverage as compared to the same period last year.

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

Net Income. We had net income of $5,164,184 for the year ended June 30, 2008 as compared to $3,898,053 for the year ended June 30, 2007, an increase of 32%. Excluding exchange rate effect, the increase in net income is attributable to increased sales as more projects being awarded to us and the acceleration of some existing projects, lower interest expenses as we paid down short-term bank loans, as well as increased government value added tax exemption in line with increased sales. Our net margin increased from 18.5% for the year ended June 30, 2007 to 18.6% for the year ended June 30, 2008 due to the 25% income tax the Company began to be subject to starting January 1, 2008, partly offset by higher margin we realized on technical service and marketing cooperation contracts entered during the year. Our management believes that our profits will continue to increase as we lease or build new plants to increase the customer reach to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Dividends and accretion on redeemable preferred stock.  The increase of $33,387 compared to the year ended June 30, 2007 is due to our redeemable preferred stock offering in June 2008.

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

Revenue recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “ Revenue Recognition in Financial Statements ” as amended by SAB No. 104 (together, “SAB 104”), which specifies that revenue is realized or realizable and earned when four criteria are met:

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

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

September 26, 2008
Except for paragraph 1 of Note 2, as to which the date is December 31, 2008

Item 8.        Financial Statements and Supplementary Data

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

ASSETS

	2008	2007
	RESTATED
CURRENT ASSETS:
Cash	$1,910,495	$1,424,883
Restricted cash	913,092	-
Investments	61,767	69,209
Accounts receivable, net of allowance for doubtful accounts of $224,924 and $53,038, respectively	9,365,486	12,388,484
Inventories	237,836	416,420
Other receivables	505,968	1,227,622
Prepayment	3,240,394	512,874
Total current assets	16,235,038	16,039,492

PLANT AND EQUIPMENT, net	16,730,220	7,894,876

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $411,061 and $96,929, respectively	4,753,006	2,243,566
Total other assets	4,753,006	2,243,566

Total assets	$37,718,264	$26,177,934

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,293,553	$8,453,884
Customer deposits	165,434	-
Short term loans	4,271,222	5,876,735
Other payables	254,259	142,330
Other payables - shareholder	880,302	-
Accrued liabilities	145,207	208,093
Taxes payable	1,073,237	661
Current portion of contribution payable	-	750,000
Total current liabilities	13,083,214	15,431,703

Contribution payable	-	4,250,000

Total liabilities	13,083,214	19,681,703

COMMITMENTS AND CONTINGENCIES	-	-

REDEEMABLE PREFERRED STOCK ($0.001 par value, 875,000 and 0 shares issued) net of discount of $1,168,548 and $0 at June 30, 2008 and 2007, respectively	5,831,452	-

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 875,000 redeemable preferred shares issued and outstanding in 2008, and reported in liabilities above	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,525,000 and 8,809,583 shares issued and outstanding, respectively	10,525	8,810
Paid-in-capital	12,722,260	12,091,290
Contribution receivable	(1,210,000)	(13,470,100)
Deferred Compensation	(27,708)	-
Retained earnings	3,257,276	6,309,675
Statutory reserves	1,452,779	896,634
Accumulated other comprehensive income	2,598,466	659,922
Total shareholders' equity	18,803,598	6,496,231
Total liabilities, redeemable preferred stock and shareholders' equity	$37,718,264	$26,177,934

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	RESTATED
REVENUE	$27,565,044	$21,082,534

COST OF SALES	20,799,398	16,393,134

GROSS PROFIT	6,765,646	4,689,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,946,541	1,273,415

INCOME FROM OPERATIONS	4,819,105	3,415,985

OTHER INCOME, NET
Other subsidy income	1,586,192	1,264,952
Non-operating (expense) income, net	(79,312)	14,494
Interest expense, net	(149,419)	(797,378)
TOTAL OTHER INCOME, NET	1,357,461	482,068

INCOME BEFORE PROVISION FOR INCOME TAXES	6,176,566	3,898,053

PROVISION FOR INCOME TAXES	1,012,382	-

NET INCOME	5,164,184	3,898,053

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	33,387	-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	5,130,797	3,898,053

RECONCILIATION OF COMPREHENSIVE INCOME:
Net income	5,164,184	3,898,053
Unrealized (loss) gain from marketable securities	(12,482)	8,523
Foreign currency translation adjustment	1,951,026	461,570

COMPREHENSIVE INCOME	$7,102,728	$4,368,146

EARNING PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Basic
Weighted average common outstanding shares	9,064,359	8,809,583
Earning per share	$0.57	$0.44

Diluted
Weighted average common outstanding shares	9,255,616	8,809,583
Earning per share	$0.56	$0.44

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series A Preferred Stock		Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	amount	of shares	amount	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2006	-	$-	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$2,801,427	$506,829	$189,829	$2,128,085
											-
Adjustment to statutory reserve								(389,805)	389,805		-
Net income								3,898,053			3,898,053
Unrealized gain on marketable securities										8,523	8,523
Foreign currency translation gain										461,570	461,570
											-
BALANCE, June 30, 2007	-	$-	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Shares issued due to reorganization			1,690,417	1,690	(1,690)						-
Shares issued for services			25,000	25	33,225		(27,708)				5,542
Warrants issued to placement agent on issuance of redeemable preferred stock					169,345						169,345
Contribution receivable offset with distribution owed						7,260,000		(7,627,051)		367,051	-
Capital contribution received						5,000,100					5,000,100
Fair value of warrants issued with preferred stock					1,201,935						1,201,935
Offering costs related to issuance of redeemable preferred stock					(771,845)						(771,845)
Accretion of discount on redeemable preferred stock								(33,387)			(33,387)
Adjustment to statutory reserve								(556,145)	556,145		-
Net income								5,164,184			5,164,184
Unrealized loss on marketable securities										(12,482)	(12,482)
Foreign currency translation gain										1,583,975	1,583,975
											-
BALANCE, June 30, 2008 - Restaed	-	$-	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,164,184	$3,898,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,178,745	1,091,740
Amortization of discount on capital lease	-	121,834
Loss on disposal of equipment	-	7,638
Bad debt expense, net of recovery	443,171	-
Amortization of deferred compensation expense	5,542	-
Changes in operating assets and liabilities
Accounts receivable	(4,831,494)	(11,539,141)
Inventories	211,569	(141,789)
Other receivables	1,109,454	345,625
Other receivables - shareholders	-	96,068
Prepayment	(2,523,568)	(498,652)
Accounts payable	3,157,464	10,056,683
Customer deposits	156,125	-
Other payables	108,430	(474,761)
Accrued liabilities	(80,851)	(130,365)
Taxes payable	1,012,153	643
Net cash provided by operating activities	5,110,924	2,833,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(8,701,026)	(241,004)
Net cash used in investing activities	(8,701,026)	(241,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under short term loans	3,925,075	481,763
Principal payments under short term loans	(5,906,096)	-
Restricted cash	(913,092)	-
Proceeds from issuance of redeemable preferred stock	6,397,500	-
Proceeds from capital contribution	100	-
Proceeds from advances by shareholder	873,020	-
Payments on capital lease obligations	-	(2,090,368)
Net cash provided by (used in) financing activities	4,376,507	(1,608,605)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(300,793)	37,094

INCREASE IN CASH	485,612	1,021,061

CASH, beginning of year	1,424,883	403,822

CASH, end of year	$1,910,495	$1,424,883

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

On April 29, 2008, the Company entered into and closed a share exchange agreement with Xin Ao Construction Materials, Inc. (“BVI-ACM”) whereby the Company issued to the stockholders of BVI-ACM 8,809,583 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of BVI-ACM (the “Share Exchange”). Prior to the Share Exchange, and after the cancellation of 9,990,000 shares, China ACM had 1,166,667 shares of common stock issued and outstanding. After the Share Exchange, China ACM had 10,500,000 shares of common stock outstanding and the former shareholders of BVI-ACM owned 83.90% of the issued and outstanding shares. The directors and executive officers of BVI-ACM became the directors and officers of China ACM. This transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby BVI-ACM is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to April 29, 2008 are those of BVI-ACM except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.
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

Note 2 – Summary of significant accounting policies

Restatement

The Company previously accounted for its Series A Convertible Preferred Stock, which was issued in a private placement on June 11, 2008 and which is redeemable on June 11, 2010 if not previously converted by the holders, as a liability.  The offering costs were deferred and were being amortized over the period to redemption.  Because the preferred stock does not meet the definition of a liability in Statement of Financial Accounting Standards No. 150 “Accounting for  Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company has revised its accounting to account for the preferred stock as an equity instrument, rather than as a liability.  The offering costs, which were previously deferred, have been charged to additional paid-in capital.  Dividends accrued on the preferred stock and periodic accretion of the initial carrying value of the preferred stock to its redemption value, which were previously recognized as interest expense, have been charged to retained earnings. Because the preferred stock is required to be redeemed by the Company if not previously converted by the holders, it has been classified outside of Shareholders’ Equity, in accordance with EITF Topic D-98.

The restatement had no effect on the Company’s consolidated financial statements as of and for the year ended June 30, 2007.  The Company’s consolidated financial statements as of and for the year ended June 30, 2008 have been restated as follows:

See report of independent registered public accounting firm.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Year Ended June 30, 2008

Net income and net income available to common shareholders, as previously reported	$4,945,770
Amortization of deferred offering costs	185,027
Dividends and accretion on preferred stock	33,387

Net income, as restated	5,164,184

Dividends and accretion on preferred stock	33,387

Net income available to common shareholders, as restated	5,130,797

Earnings per share – basic, as previously reported	0.55
Earnings per share – basic, as restated	0.57

Earnings per share – diluted, as previously reported	0.35
Earnings per share – diluted, as restated	0.56

Balance Sheet data:	June 30, 2008

Deferred financing costs, as previously reported	$586,818
Deferred financing costs, as restated	-

Total assets, as previously reported	38,305,082
Total assets, as restated	37,718,264

Shareholders’ equity, as previously reported	19,390,416
Shareholders’ equity, as restated	18,803,598

Total liabilities and shareholders’ equity, as previously reported	38,305,082
Total liabilities, redeemable preferred stock and shareholders’ equity, as restated	37,718,264

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Redeemable preferred stock

On June 11, 2008, the Company completed the sale to certain accredited investors of 875,000 investment units for gross proceeds of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pays annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received net proceeds of approximately $5.3 million after offering expenses and net of $930,000 restricted cash which was required to be placed in escrow. Upon the two year anniversary of the closing date, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $8.00 per share plus accrued but unpaid dividends.  Because we are required to redeem the preferred stock on June 11, 2010 if it has not been previously converted by the holders, in accordance with EITF Topic D-98, the preferred stock is classified outside of shareholders’ equity.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the preferred stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was higher than the market price at the date of issuance and therefore no beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method and depreciation that are consistent with requirements under Chinese income tax laws. The Company does not have any intangible assets. Therefore, there were no deferred tax assets or liabilities during the years ended June 30, 2008 and 2007.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for period ended June 30, 2008 and 2007.

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

Comprehensive income

SFAS No. 130 (“SFAS 130”), Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of SFAS 130, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

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

In March 2008, SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” was issued.  SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The provisions of SFAS 61 are effective for interim period and fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated financial position or results of operations.

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

Note 5 – Accounts receivable, trade

Accounts receivable, trade, are generated from concrete products sold and technological consulting services provided to clients. The payment terms are defined in contracts. Over 80% of our receivables are due within a year by contract and are classified as current assets on the balance sheet. For some large construction projects that take years to complete, we may provide extended payment terms to the general contractors. These contractors are usually large state-owned builders with good credit rating. Sales and accounting departments together evaluate at each period end the aging, structure and collectibility of accounts receivable and for these receivables that are past due or not being paid according to payment terms, we will take actions including sending out past due notice, strengthening collections efforts, lowering the client's credit rating, seeking legal resolution in a court of law, and increasing allowance for bad debt.

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

Depreciation expense for the years ended June 30, 2008 and 2007 amounted to $1,178,745 and $1,091,740, respectively. Accumulated depreciation on leased equipment amounted to approximately $ 2,710,836 and $1,894,791, respectively.

Note 7 – Short term loans

Short term loans represent amounts due to various banks, finance companies, unrelated companies with existing business relationships with the Company, and the Company’s employees, that are due on demand or within one year. These loans are renewable. As of June 30, 2008 and 2007, the outstanding balances on these loans were $4,271,222 and $5,876,735, respectively, and these loans consisted of the following:

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 8– Other payables – shareholder

Beginning in July 2007, one of the Company’s shareholders, leased an office to the Company. For the year ended June 30, 2008, the Company recorded rent expense of $162,827, of which $129,402 remained unpaid as of June 30, 2008 and is included as other payables- shareholder.

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

The Company received net proceeds of $5,223,291with $930,000 in an escrow and after payment of certain fees and expenses. From the offering. $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction.  The Company also issued to the placement agent a warrant to purchase an aggregate of 245,000 shares of common stock with an exercise price of $2.40 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $169,345 using the CRR Binomial Model. The fair value of these warrants of $169,345, together with the cash expenses of the offering of $602,500, were charged to additional paid-in capital.

The carrying value of the mandatorily redeemable preferred stock was $5,831,452, net of outstanding discount of $1,168,548 at June 30, 2008.

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

Following is a summary of the status of warrants outstanding:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$2.40	1,750,000	4.95 years	$2.40	1,750,000
$2.40	245,000	4.95 years	$2.40	245,000
Total	1,995,000			1,995,000

Following is a summary of the Warrants activity:

Outstanding as of June 30, 2007	-
Granted	1,995,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	1,995,000

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

Note 11 – Contribution receivable

On July 8, 2005, Xin Ao’s board of directors passed a resolution to increase the registered capital from $3,630,000 (RMB30, 000,000) to $12,100,000 (RMB100, 000,000). The increase in registered capital of $8,470,000 (RMB70,000,000) was funded by the undistributed profits as of June 30, 2005. Since Xin Ao did not have sufficient undistributed profits from June 30, 2005, based on the PRC government regulation, all companies need to record its capital in accordance with the business license, the unfunded amount has been recorded as contribution receivable.  Since the capital should be contributed by the shareholders of the Company, the contribution receivable was recorded as part of the equity transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 13 – Earnings Per Share

The following demonstrates calculation of the differences between basic and diluted earnings per common share for the years ended June 30, 2008 and 2007:

	2008	2007
Basic earning per share

Net income available to common shareholders	$5,130,797	$3,898,053

Weighted average shares outstanding-Basic	9,064,359	8,809,583

Earnings per share-Basic	$0.57	$0.44

Diluted earning per share

Net income available to common shareholders	$5,130,797	$3,898,053
Add: Accretion on preferred stock	33,387	-
Net income for diluted EPS	$5,164,184	$3,898,053
Weighted shares outstanding-Basic	9,064,359	8,809,583
Convertible preferred stock	191,257	-
Weighted average shares outstanding-Diluted	9,255,616	8,809,583

Earning per share-Diluted	$0.56	0.44

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of June 30, 2008, none of the preferred stock had been converted. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis.  The weighted average common shares outstanding for the period ended June 30, 2008, based on the June 11, 2008 issuance date of the preferred, were 191,257.  Dividends  and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period  Warrants to purchase 1,995,000 shares of common stock at $2.40 per share, issued on June 11, 2008, were outstanding at June 30,  2008 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

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

Registration Rights

In connection with the private placement on June 11, 2008, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. In accordance with FSP EITF 00-19-2, registration rights penalties should be accounted for under FAS 5 (i.e., recorded when it is ‘probable’ that penalties will be incurred and it can be “reasonably estimated”). If at the time of issuance it appears that any penalties are “probable,” they should be accrued as part of the allocation of the initial proceeds received. The Company determined that they were not “probable” at inception on June 11, 2008 and that any penalties are not “probable” at fiscal year end June 30, 2008. Accordingly, no accrual for any penalties has been made. The Company will continually re-assess whether the payment of any penalties is “probable” and, if it becomes “probable” that penalties will be incurred, the estimated amount of those penalties will be accrued.

Note 17 – Subsequent Events

Short-term loan repayment

The Company repaid the bank loan in the amount of approximately $2.9 million (RMB20 million) to Huaxia Bank on August 10, 2008, in accordance with the terms and conditions established by the loan agreement.

On October 3, 2008, the Company entered into a one year director agreement with Mr. Jeremy Goodwin in connection with his services as a member of the board of directors, subject to a third party background check. The agreement provided a stock option to purchase a total of 50,000 shares of the Company's common stock at an exercise price of $2.90 per share. Each quarter 12,500 options vest and become exercisable.

On December 1, 2008, the Company entered into a three year agreement with a Company Executive. In connection with his services, the Company issued a total of 200,000 shares of the Company's common stock from the option bonus pool. The option bonus pool consists of four equal tranches of 50,000 options, with the first tranche of 50,000 options carrying an exercise price of $3.00, the second tranche of 50,000 options carrying an exercise price of $3.50, the third tranche of 50,000 options carrying an exercise price of $4.00, and the fourth tranche of 50,000 options carrying an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve month period of the Employment Term of the Executive.

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

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the  Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this amended annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position

Xianfu Han	50	Chairman, Chief Executive Officer and Director
Weili He	52	Chief Operating Officer, Vice Chairman and Director
Xiangsheng Xu	47	President, Director
Chin Hsiao	45	Chief Financial Officer
Jeremy Goodwin	35	Director

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

Chin Hsiao. Mr. Hsiao became our Chief Financial Officer on of December 1, 2008. Prior to his appointment with us, Chin Hsiao served as Controller of Milligan and Company, LLC from 2000 to 2008, where he managed the overall accounting and financial reporting functions as well as the company’s internal control processes. From 1997 to 1999, he served as Finance Manager for J&J Snack Foods Corporation where he was responsible for financial reporting and SEC schedule preparation. From 1995 to 1997, he served as Accounting Supervisor of RCN Corporation and as the Senior Operation Analyst at ARAMARK Corporation from 1992 to 1995. Mr. Hsiao has over 15 years of experience in corporate finance and management.

Mr. Hsiao received his B.S. degree from Drexel University in Philadelphia, and he is also a certified public accountant in the U.S.

Jeremy Goodwin. Mr. Goodwin became a member of our Board of Directors as of October 6, 2008. He has extensive experience in finance advising multi-national and Asian companies on key corporate initiatives such as M&A, debt and equity financing, restructuring, privatization and business expansion. Since 2006, Mr. Goodwin has been Managing Partner of 3G Capital Partners, a corporate finance advisory firm, and was a Vice President of Global Capital Group Enterprises, from 2002 to 2005 where he and his team advised Changzhou Xingrong Copper on its $20 million sale to Mueller Industries, Inc. From 1999 to 2001, Mr. Goodwin was with the ING Beijing Investment arm of Baring Private Equity Partners in Hong Kong. In addition, from 1997 to 1998, Mr. Goodwin worked at ABN Amro in Beijing, where he assisted notable clients such as Royal Dutch Shell Oil and Beijing Capital International Airport with its listing on the Hong Kong stock exchange.

Mr. Goodwin began his career at Mees Pierson Investment Finance S.A., a Geneva based investment fund private placement firm. He earned a Bachelor of Science degree from Cornell University and is fluent in Mandarin.

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

Item 11.      Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2008 and 2007.

Name and Principal Position (1)	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brandi Iannelli,	2007	0	0	0	0	0	0	0	0
CEO, CFO and Director (2)	2008	0	0	0	0	0	0	0	0
Xianfu Han,	2007	0	0	0	0	0	0	0	0
Chairman and CEO (3)	2008	110,719	67,620	0	0	0	0	0	178,339

(1)
While our president, Xiangsheng Xu, and our chief operating officer, Weili He each have employment agreements which provide for compensation in excess of $100,000, neither individual received actual compensation during the fiscal years ended June 30, 2008 or 2007 in excess of $100,000.

(2)
On April 29, 2008, we acquired BVI-ACM in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Brandi Iannelli tendered her resignation as a director and from all offices she held in our Company effective immediately.

(3)	In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately.

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

On October 3, 2008, we entered into a one year director agreement with Mr. Goodwin in connection with his service as a member of our board of directors. The Agreement provides for a monthly fee of $3,500 and stock options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first twelve months of the agreement.

On December 1, 2008, the company entered into a three year agreement with a Company's Executive. In connection with his services, the company issued a total of 200,000 shares of the Company's common stock from the option bonus pool. The option bonus pool consists of four equal tranches of 50,000 options, with the first tranche of 50,000 options carrying an exercise price of $3.00, the second tranche of 50,000 options carrying an exercise price of $3.50, the third tranche of 50,000 options carrying an exercise price of $4.00, and the fourth tranche of 50,000 options carrying an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve month period of the Employment Term of the Executive.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2009.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

By:	/s/ Chin Hsiao
Chin Hsiao Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xianfu Han	Chief Executive Officer and Chairman of	January 14, 2009
Xianfu Han	the Board

/s/Weili He	Vice Chairman and Chief Operating Officer	January 14, 2009
Weili He

/s/Xiangsheng Xu	President and Director	January 14, 2009
Xiangsheng Xu

/s/Chin Hsiao	Principal Financial and Accounting Officer	January 14, 2009
Chin Hsiao

/s/Jeremy Goodwin	Director	January 14, 2009
Jeremy Goodwin