Form 10-Q/A
period 2008-09-30
China Advanced Construction Materials Group, Inc
filed 2009-01-20
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

+86 10 82525361
(Issuer Telephone number)

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

FORM 10-Q/A

September 30, 2008

Item 1. Financial Information

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

CONTENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND JUNE 30, 2008

	September 30, 2008	June 30, 2008
	(Unaudited)
	RESTATED	RESTATED

ASSETS

CURRENT ASSETS:
Cash	$5,083,962	$1,910,495
Restricted cash	888,802	913,092
Marketable securities	48,604	61,767
Accounts receivable, net of allowance for doubtful accounts of $254,037 and $224,924 as of September 30, 2008 and June 30, 2008, respectively	9,337,189	9,365,486
Inventories	671,604	237,836
Other receivables	206,535	505,968
Prepayment	3,981,480	3,240,394
Total current assets	20,218,176	16,235,038

PLANT AND EQUIPMENT, net	16,262,344	16,730,220

OTHER ASSETS:
Account receivable (non-current), net of allowance for doubtful accounts of $471,783 and $411,061 as of September 30, 2008 and June 30, 2008, respectively	4,692,723	4,753,006
Total other assets	4,692,723	4,753,006

Total assets	$41,173,243	$37,718,264

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,075,106	$6,293,553
Customer deposits	138,617	165,434
Short term loans	7,811,689	4,271,222
Other payables	214,163	254,259
Other payables - shareholder	794,152	880,302
Accrued liabilities	337,267	145,207
Taxes payable	1,655,565	1,073,237
Interest payable	158,795	-
Total current liabilities	15,185,354	13,083,214

COMMITMENTS AND CONTINGENCIES	-	-

REDEEMABLE PREFERRED STOCK ($0.001 par value, 875,000 shares issued) net of discount of $1,018,306 and $1,168,548 at September 30 and June 30, 2008, respectively	5,981,694	5,831,452

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 875,000 redeemable preferred shares issued and outstanding in 2008, classified above outside shareholders' equity	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,525,000 shares issued and outstanding, respectively	10,525	10,525
Paid-in-capital	12,697,323	12,722,260
Contribution receivable	(1,210,000)	(1,210,000)
Retained earnings	4,243,385	3,257,276
Statutory reserves	1,616,413	1,452,779
Accumulated other comprehensive income	2,648,549	2,598,466
Deferred compensation	-	(27,708)
Total shareholders' equity	20,006,195	18,803,598
Total liabilities, redeemable preferred stock and shareholders' equity	$41,173,243	$37,718,264

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended
	September 30,
	2008	2007
	RESTATED

REVENUE:
Sales of concrete	$1,867,687	$5,981,669
Manufacturing services	1,925,543	-
Technical services	616,797	-
Mixer rental	656,814	-
Marketing cooperation	69,905	-
Total revenue	5,136,746	5,981,669

COST OF REVENUE:
Cost of sales	1,560,307	4,950,871
Manufacturing services	497,208	-
Technical services	67,902	-
Mixer rental	292,045	-
Marketing cooperation	30,870	-
Total cost of revenue	2,448,332	4,950,871

GROSS PROFIT	2,688,414	1,030,798

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	657,109	298,975

INCOME FROM OPERATIONS	2,031,305	731,823

OTHER (EXPENSE) INCOME, NET
Other subsidy income	227,594	358,715
Non-operating income (expense), net	2,107	(14,709)
Interest income	1,434	1,196
Interest expense	(228,774)	(84,540)
Total other (expense) income, net	2,361	260,662

INCOME BEFORE PROVISION FOR INCOME TAXES	2,033,666	992,485

PROVISION FOR INCOME TAXES	574,827	-

NET INCOME	1,458,839	992,485

Dividends and accretion on redeemable preferred stock	309,096	-

Net income available to common shareholders	1,149,743	992,485

RECONCILIAITION OF COMPREHENSIVE INCOME:
Net income	1,458,839	992,485
Unrealized (loss) gain from marketable securities	(13,341)	27,527
Foreign currency translation adjustment	63,424	172,815

COMPREHENSIVE INCOME	$1,508,922	$1,192,827

EARNING PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Basic
Weighted average common outstanding shares	10,525,000	8,809,583
Earning per share	$0.11	$0.11

Diluted
Weighted average common outstanding shares	14,121,413	8,809,583
Earning per share	$0.10	$0.11

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	value	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2007	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Net income						992,485			992,485
Adjustment to statutory reserve						(99,249)	99,249		-
Unrealized gain from marketable securities								27,527	27,527
Foreign currency translation gain								172,815	172,815

BALANCE, September 30, 2007 (unaudited)	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$7,202,911	$995,883	$860,264	$7,689,058

Shares issued due to reorganization	1,690,417	1,690	(1,690)						-
Shares issued for services	25,000	25	33,225		(27,708)				5,542
Warrants issued to placement agent on issuance of redeemable preferred stock			169,345						169,345
Contribution receivable offset with distribution owed				7,260,000		(7,627,051)		367,051	-
Capital contribution received				5,000,100					5,000,100
Fair value of warrants issued with preferred stock			1,201,935						1,201,935
Offering costs related to issuance of redeemable preferred stock			(771,845)						(771,845)
Accretion of discount on redeemable preferred stock						(33,657)			(33,657)
Adjustment to statutory reserve						(456,896)	456,896		-
Net income						4,171,969			4,171,969
Unrealized loss on marketable securities								(40,009)	(40,009)
Foreign currency translation gain								1,411,160	1,411,160

BALANCE, June 30, 2008 - Restated	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Dividends on redeemable preferred stock						(158,855)			(158,855)
Accretion of discount on redeemable preferred stock						(150,241)			(150,241)
Stock based compensation					2,771				2,771
Forfeited stock compensation			(24,937)		24,937				-
Net income						1,458,839			1,458,839
Adjustment to statutory reserve						(163,634)	163,634		-
Unrealized loss on marketable securities								(13,341)	(13,341)
Foreign currency translation gain								63,424	63,424

BALANCE, September 30, 2008 (unaudited) - Restated	10,525,000	$10,525	$12,697,323	$(1,210,000)	$-	$4,243,385	$1,616,413	$2,648,549	$20,006,195

The accompanying notes are an integral part of these statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,458,839	$992,485
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	533,125	282,942
Amortization of deferred compensation expense	2,771	-
Bad debt expense	88,144	-
Change in operating assets and liabilities
Accounts receivable	(4,797,624)	(1,967,122)
Inventories	(433,383)	60,639
Other receivables	301,005	629,600
Prepayment	1,012,365	(43,248)
Accounts payable	854,631	1,787,444
Other payables	(40,636)	94,679
Accrued liabilities	191,718	(39,163)
Customer deposit	(27,286)	-
Taxes payable	579,742	6,965
Net cash (used in) provided by operating activities	(276,589)	1,805,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,067)	(6,173)
Net cash used in investing activities	(19,067)	(6,173)

CASH FLOWS FINANCING ACTIVITIES:
Payments of short term loan	(3,821,544)	(3,031,400)
Proceeds from short term loan	7,354,278	646,405
Other payables - shareholders	(86,558)	-
Restricted cash	24,290	-
Net cash provided by (used in) financing activities	3,470,466	(2,384,995)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(1,343)	1,144

INCREASE (DECREASE) IN CASH	3,173,467	(584,803)

CASH, beginning of period	1,910,495	1,424,883

CASH, end of period	$5,083,962	$840,080

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The restatement had no effect on the Company’s consolidated financial statements as of and for the three months ended September 30, 2007.  The Company’s consolidated financial statements as of and for the three months ended September 30, 2008 have been restated as follows:

Three Months Ended September 30, 2008

Net income and net income available to common shareholders, as previously reported	$1,074,430
Amortization of deferred offering costs	75,313
Dividends and accretion on preferred stock	309,096

Net income, as restated	1,458,839

Dividends and accretion on preferred stock	309,096

Net income available to common shareholders, as restated	1,149,743

Earnings per share – basic, as previously reported	0.10
Earnings per share – basic, as restated	0.11

Earnings per share – diluted, as previously reported	0.10
Earnings per share – diluted, as restated	0.10

Balance Sheet data:	September 30, 2008

Deferred financing costs, as previously reported	$511,506
Deferred financing costs, as restated	-

Total assets, as previously reported	41,684,749
Total assets, as restated	41,173,243

Shareholders’ equity, as previously reported	20,517,700
Shareholders’ equity, as restated	20,006,195

Total liabilities and shareholders’ equity, as previously reported	41,684,749
Total liabilities, redeemable preferred stock and shareholders’ equity, as restated	41,173,243

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QA should be read in conjunction with information included in the 2008 annual report filed on Form 10-KA.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China ACM, BVI-ACM, including its wholly owned subsidiary China-ACMH, and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. Through a series of Contractual Arrangements, China-ACMH effectively took over management of daily business activities of Xin Ao and has the right to appoint all executives, senior management and members of the board of directors of Xin Ao. Equity holders of Xin Ao also signed a Power of Attorney, which authorizes the individuals appointed by China-ACMH to exercise all of their voting rights as shareholder at Xin Ao’s shareholder meetings. China-ACMH provides exclusive technical consulting services to Xin Ao for an annual fee equal to Xin Ao’s yearly net income, and guarantees all of Xin Ao’s business activities with any third parties and in return is guaranteed all of Xin Ao’s assets. In addition, shareholders of Xin Ao pledged their shares in Xin Ao as collateral for the annual fees due to the Company and granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao. In accordance to Paragraph 5 of FIN 46(R), the Company determined Xin Ao is a variable interest entity subject to consolidation under the Interpretation and the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao are included in the consolidated financial statements of the Company.

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

The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Marketable securities, receivables and current liabilities qualify as financial instruments. Fair values were determined using Level 3. Marketable securities are carried in the balance sheets at fair value, with fair value determined by the financial institution who sold the securities. The carrying amounts reported in the balance sheets for receivables and current liabilities are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method and depreciation that are consistent with requirements under Chinese income tax laws. The Company does not have any intangible assets. Therefore, there were no deferred tax assets or liabilities during the three months ended September 30, 2008 and 2007.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that the application of SFAS 160 will have no effect on its consolidated financial statements.

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

	September 30,	June 30,
	2008 (Unaudited)	2008
Loan from Huaxia Bank, with effective annual interest rate of 7.5555%, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu	$2,926,000	$2,918,000
Loan from Beijing International Trust Co, Ltd. with effective annual interest rate of 15%, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd	4,389,000	-

Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, fully paid	-	379,340

Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, fully paid.	-	204,260

Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, fully paid.	-	116,720

Loan from unrelated individual Xia Hua Qing, with no interest, fully paid.	-	128,392

Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	496,689	524,510

Total short term loans	$7,811,689	$4,271,222

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

Total other payables - shareholders are as follows:

	September 30, 2008 (Unaudited)	June 30, 2008
Han Xianfu, shareholder	$450,540	$450,550
He Weili, shareholder	343,612	429,752
Total other payable – shareholder	$794,152	$880,302

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

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses.  $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction. These offering costs aggregating $602,500 were charged to additional paid-in capital.

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

The value of the warrants issued to the placement agent was calculated as $169,345 using the CRR Binomial Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR binomial model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement, and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar US public company due to limited trading history of the common stock. The risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

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

Following is a summary of the status of warrants outstanding:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$2.40	1,750,000	4.69 years
$2.40	245,000	4.69 years
Total	1,995,000

Following is a summary of the Warrants activity:

Outstanding as of June 30, 2007	-
Granted	1,995,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	1,995,000
Granted
Forfeited
Exercised
Outstanding as of September 30, 2008	1,995,000

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Contribution receivable consisted of the following:

	Xin Ao	CHINA-AC MH	BVI-ACM	Total
Balance, June 30, 2007	$8,470,000	$5,000,000	$100	$13,470,100
Less: contribution received	(7,260,000)	(5,000,000)	(100)	(12,260,100)
Balance, June 30, 2008	$1,210,000	$-	$-	$1,210,000
Less: contribution received	-	-	-	-
Balance, September 30, 2008	$1,210,000	$-	$-	$1,210,000

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
SEPTEMBER 30, 2008
(UNAUDITED)

Note 13 – Earnings Per Share

The following demonstrates calculation of the differences between basic and diluted earnings per common share for the three months ended September 30, 2008 and 2007:

	2008	2007
Basic earning per share
Net income available to common shareholder	$1,149,743	$992,485
Weighted average shares outstanding-Basic	10,525,000	8,809,583
Earnings per share-Basic	$0.11	$0.11

Diluted earning per share
Net income available to common shareholders	$1,149,743	$992,485
Add: Dividends on preferred stock	158,855
Add: Accretion on preferred stock	150,241
Net income for diluted EPS	$1,458,839	$992,485

Weighted average shares outstanding-Basic	10,525,000	8,809,583
Warrants	96,413	-
Preferred stock	3,500,000	-

Weighted shares outstanding-Diluted	14,121,413	8,809,583
Earning per share-Diluted	$0.10	$0.11

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of September 30, 2008, none of the preferred stock had been converted. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis, on which basis the weighted average common shares outstanding for the period ended September 30, 2008, were 3,500,000. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the three months ended September 30, 2008, 1,995,000 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under the treasury stock method resulted in an additional 96,413 shares of common stock.

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

Note 15 – Operating leases

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 17 – Subsequent Events

On October 3, 2008, the Company entered into a one year director agreement with Mr. Jeremy Goodwin in connection with his services as a member of the board of directors, subject to a third party background check. The agreement provided a stock option to purchase a total of 50,000 shares of the Company’s common stock at an exercise price of $2.90 per share. Each quarter 12,500 options vest and became exercisable.

On December 1, 2008, the Company entered into a three year agreement with a Company Executive. In connection with his services, the Company issued a total of 200,000 shares of the Company's common stock from the option bonus pool. The option bonus pool consists of four equal tranches of 50,000 options, with the first trance of 50,000 options carrying an exercise price of $3.00, the second tranche of 50,000 options carrying an exercise price of $3.50, the third tranche of 50,000 options carrying an exercise price of $4.00, and the fourth tranche of 50,000 options carrying an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve month period of the Employment Term of the Executive.

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

In fiscal year 2007 and in the first half of fiscal year 2008, we solely operated out of one plant, which has an operating capacity of 768,000 cubic meters. Starting the second half of fiscal year 2008, we entered technical consulting and marketing cooperation agreements with several independently owned mixture stations, pursuant to which, we are paid certain percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the restriction of our station’s geographical location.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars.

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue
Sales of concrete	$1,867,687	$5,981,669
Manufacturing services	1,925,543	-
Technical services	616,797	-
Mixer rental	656,814	-
Marketing cooperation	69,905	-
Total revenue	5,136,746	5,981,669

Cost of revenue
Cost of sales	1,560,307	4,950,871
Manufacturing services	497,208	-
Technical services	67,902	-
Mixer rental	292,045	-
Marketing cooperation	30,870	-
Total cost of revenue	2,448,332	4,950,871

Gross profit	2,688,414	1,030,798

Selling, general and administrative expenses	657,109	298,975
Other (expense) income, net	2,361	260,662
Income before provision for income taxes	2,033,666	992,485
Income taxes	574,827	-
Net income	1,458,839	992,485
Dividends and accretion on redeemable preferred stock	309,096	-
Net income available to common shareholders	$1,149,743	$992,845

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	Three Months Ended September 30,
As a percentage of Revenue	2008	2007
Revenue
Sales of concrete	36.4%	100.0%
Manufacturing services	37.5%	-
Technical services	12.0%	-
Mixer rental	12.8%	-
Marketing cooperation	1.3%	-
Total revenue	100.0%	100.0%

Cost of revenue
Cost of sales	30.4%	83.0%
Manufacturing services	9.7%	-
Technical services	1.3%	-
Mixer rental	5.7%	-
Marketing cooperation	0.6%	-
Total cost of revenue	47.7%	-

Gross profit	52.3%	17.0%

Selling, general and administrative expenses	12.8%	5.0%
Other (expense) income, net	-	4.4%

Income before provision for income taxes	39.5%	16.4%
Income taxes	11.2%	-

Net income	28.3%	16.4%

Dividends and accretion on redeemable preferred	6.0%	-

Net income available to common shareholders	22.3%	16.4%

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting and marketing cooperation services, and mixer rental. For the three months ended September 30, 2008, we generated revenue of $5,136,746, a 14.1% decrease from revenue of $5,981,669 during the same period of 2007. During the three months surrounding the Olympic Games held in August in Beijing, our primary area of operation, all construction within the 5th ring expressway surrounding the city was halted and delayed until after the Olympics. In anticipation of this work stoppage and in an attempt to counter any adverse effect such an event could have on our operations, we focused efforts during this time to expanding the geographic area of our operations, providing technical consulting services to other companies and renting our equipment to other companies. During the quarter, we started supplying concrete products to three railway projects located outside Beijing area through our portable plants, specifically the Suzhou and Danyang sections of the Beijing-Shanghai high-speed railway project and the East Datong-Gudian connection railway project. These three projects contributed $1,925,543 to our total revenue for the quarter. For these railway projects, the general contractors supplied their own raw materials and we provided manufacturing and transportation services. Additionally, technical consulting services generated revenue of $616,797 during this time. During the quarter, we also rented our mixer trucks to mixture stations located outside the 5th ring expressway of Beijing, which generated revenues of $656,814, and reached marketing cooperation agreements with several concrete producers where we were paid a minimum of RMB 5 per cubic meter for projects we refer to them due to restriction of our station’s geographical location generating revenue of $69,905. We believe our sales revenue will grow as the construction industry in Beijing returns back to full scale following the Olympics and we expand into additional geographical markets.

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

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Gross profit was $2,688,414 for the three months ended September 30, 2008 as compared to $1,030,798 for the three months ended September 30, 2007, representing gross margin of approximately 52.3% and 17.0%, respectively. The higher gross margin on lower revenue reflects the fact that cost of the three railway projects did not include raw materials that were supplied by clients themselves. The higher gross margin is also attributable to more profitable technical service and marketing cooperation contracts we performed and mixer rental during the quarter.

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

Other Income (Expenses). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $2,361 for the three months ended September 30, 2008 as compared to net other income of $260,662 for the three months ended September 30, 2007, a decrease in net other income of $258,301. The decrease in net other income is partly due to receiving of value added tax exemption from the government, which decreased 36.6% and is in line with the decrease in concrete sales as this tax credit is related to gross sales price of our concrete products. We had interest expenses of $228,774 for the three months ended September 30, 2008 as compared to $84,540 for the three months ended September 30, 2007, an increase of $144,234. The increase is contributing to higher interest expense on short-term loans for the three months ended September 30, 2008, and financial leverage as compared to the same period last year.

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

Net Income. We had net income of $1,458,839 for the three months ended September 30, 2008 as compared to $992,485 for the three months ended September 30, 2007, an increase of 47%. The increase in net income is attributable to higher gross profit on the three railway projects, technical service and marketing cooperation contracts, and rent income of mixer trucks as well as appreciating of RMB against USD as all of our revenues were generated in PRC, partially offset by higher general and administrative expenses and interest expenses after the reverse merger and financing in addition to the 25% income tax that we became subject to this year. Our net margin increased from 16.4% for the three months ended September 30, 2007 to 28.3% for the three months ended September 30, 2008 due to higher margin we realized on the three railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves as well as greater profitability from the rent of mixer trucks and technical service and marketing cooperation contracts performed during the quarter. Our management believes that our profits will continue to increase as we lease or build new plants to increase the customer reach to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Dividends and accretion on redeemable preferred stock.  The increase of $309,036 compared to the three months ended September 30, 2007 is due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $158,855 and accretion of discount on the preferred stock of $150,241.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $5,083,962 and restricted cash of $888,802. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-QA:

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(276,589)	$1,805,221
Net cash provided by (used in) investing activities	(19,067)	(6,173)
Net cash provided by (used in) financing activities	3,740,466	(2,384,995)
Effect of foreign currency translation on cash and cash equivalents	(1,343)	1,144
Net (decrease) increase in cash and cash equivalent	$3,173,467	$(584,803)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of Three Months Ended September 30, 2008 and 2007

Net Cash Used in/Provided by Operating Activities. Net cash used in operating activities totaled $276,589 for the three months ended September 30, 2008 as to net cash provided by operating activities of $1,805,221 for the three months ended September 30, 2007. The decrease in net cash from operating activities was primarily due to increases in accounts receivable and inventory of raw materials, partially offset by deferred payment of cash tax and various non-cash charges to income in the quarter such as bad debt. We expect our cash flow from operating activities to improve as the construction industry in Beijing accelerates following the Olympic Games and we strengthen our efforts to negotiate better terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $19,067 for the three months ended September 30, 2008 and $6,173 for the three months ended September 30, 2007. The cash was primarily used for construction in progress.

Net Cash Provided by/used in Financing Activities. Net cash provided by financing activities totaled $3,470,466 for the three months ended September 30, 2008 as compared to net cash used in financing activities of $2,384,995 for the three months ended September 30, 2007. The reason for the increase in cash provided by financing activities was due to short-term loans of $4,395,000 (RMB 30 million) from Beijing International Trust & Investment Co., due July 15, 2009 and $2,930,000 (RMB 20 million) from Huaxia Bank, due November 16, 2008, partially offset by repayment of short-term loans from Huaxia Bank for $2,932,000 (RMB 20 million) and from employees and unrelated companies for $860,266 (RMB 5,880,000). The net proceeds from the loans will be used for building plant, purchasing concrete mixers and pump trucks, working capital and general corporate purposes.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that the application of SFAS 160 will have no effect on its consolidated financial statements.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
Registrant

Dated: January 20, 2009	By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

Dated: January 20, 2009	By:	/s/ Chin Hsiao
Chin Hsiao Principal Financial and Accounting Officer