Form 10-Q/A
period 2008-09-30
China Advanced Construction Materials Group, Inc
filed 2009-01-23
CIK 1392363

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
(Exact name of registrant as specified in Charter)

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

As of September 30, 2008, the quarter end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. Therefore, the Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.  The Company also lacks an internal audit department.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, or during the end of the period covered by this quarterly report.

In order to correct the foregoing deficiencies, the Company has hired an independent director to focus on our internal controls and procedures.  We have also interviewed several Big Four accounting firms to assist the Company with its SOX implementation.

Restatement

In a comment letter on our Form S-1 registration statement, the Staff of the Securities and Exchange Commission indicated that our redeemable preferred stock should not be classified as a liability. After discussion with our independent accountants, we concluded that our previously-issued financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 should be re-stated to account for the redeemable preferred stock as an equity instrument and not as a liability.

We previously accounted for the redeemable preferred stock as a liability, based on its substantive terms.  However, because the preferred stock does not meet the definition of a liability under paragraph A9 of FAS 150, we have modified the accounting for the preferred stock to account for it as an equity instrument.  In accordance with ASR 268, Regulation S-X 5.02-28 and EITF Topic D-98, the preferred stock has been classified outside of permanent equity.  Dividends paid on the preferred stock, and accretion of the preferred stock to its redemption value, have now been charged to retained earnings.  Such amounts have been separately disclosed on the face of the income statement, in order to determine net income available to common shareholders.

Because we had classified the preferred stock as a liability, the associated issuance costs were deferred and were being amortized to income over the period to redemption of the preferred stock.  As a result of accounting for the preferred stock as an equity instrument, the costs incurred have been immediately charged to additional paid-in capital as of June 11, 2008, the date the redeemable preferred stock was issued and the amortization previously recognized in the income statement will be removed.  The calculation of basic and diluted earnings per share has been modified accordingly.

Our management has determined that the reclassification of the preferred stock was a matter of interpretation under paragraph A9 of FAS 150.  Accordingly, it was not a result of any deficiencies in our internal controls and procedures.

(b)   Changes in internal control over financial reporting. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
Registrant

Dated: January 23, 2009	By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

Dated: January 23, 2009	By:	/s/ Chin Hsiao
Chin Hsiao Principal Financial and Accounting Officer