Form 10-Q
period 2008-12-31
China Advanced Construction Materials Group, Inc
filed 2009-02-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2009: 10,525,000 shares of common stock.

 CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

FORM 10-Q

December 31, 2008

Item 1. Financial Information

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31 AND JUNE 30, 2008

	December 31, 2008	June 30, 2008
	(Unaudited)	RESTATED

ASSETS
CURRENT ASSETS:
Cash	$3,225,178	$1,910,495
Restricted cash	881,484	913,092
Marketable securities	42,829	61,767
Accounts receivable, net of allowance for doubtful accounts of $273,787 and $224,924 as of December 31, 2008 and June 30, 2008, respectively	11,919,751	9,365,486
Inventories	1,102,088	237,836
Other receivables	717,903	505,968
Prepayment	3,706,629	3,240,394
Total current assets	21,595,862	16,235,038

PLANT AND EQUIPMENT, net	15,780,128	16,730,220

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $508,462 and $411,061 as of December 31, 2008 and June 30, 2008, respectively	6,057,289	4,753,006

Total assets	$43,433,279	$37,718,264

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,665,840	$6,293,553
Customer deposits	164,104	165,434
Short term loans	4,899,047	4,271,222
Other payables	311,289	254,259
Other payables - shareholder	837,641	880,302
Accrued liabilities	313,120	145,207
Taxes payable	2,673,051	1,073,237
Total current liabilities	14,864,092	13,083,214

Total liabilities	$14,864,092	$13,083,214

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENT

REDEEMABLE PREFERRED STOCK ($0.001 par value, 875,000 shares issued) net of discount of $868,064 and $1,168,548 at December 31, 2008 and June 30, 2008, respectively, liquidation preference of $8.00 per share and accrued dividends	6,131,936	5,831,452

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 875,000 redeemable preferred shares issued and outstanding in 2008, and classified above outside shareholders' equity above, liquidation preference of $8.00 per share and accrued dividends	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,525,000 shares issued and outstanding, respectively	10,525	10,525
Paid-in-capital	12,723,533	12,722,260
Contribution receivable	(1,210,000)	(1,210,000)
Retained earnings	6,283,769	3,257,276
Statutory reserves	1,911,996	1,452,779
Accumulated other comprehensive income	2,717,428	2,598,466
Deferred compensation	-	(27,708)
Total shareholders' equity	22,437,251	18,803,598
Total liabilities, redeemable preferred stock, and shareholders' equity	$43,433,279	$37,718,264

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Six months ended		Three months ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUE:
Sales of concrete	$9,837,565	$13,050,518	$7,969,878	$7,068,849
Manufacturing services	3,996,539	-	2,070,996	-
Technical services	1,040,127	-	423,330	-
Mixer rental	996,581	-	339,767	-
Marketing cooperation	94,135	-	24,230	-
Total revenue	15,964,947	13,050,518	10,828,201	7,068,849

COST OF REVENUE:
Cost of concrete	7,554,204	10,550,302	5,993,897	5,599,431
Manufacturing services	1,293,088	-	795,880	-
Technical services	97,683	-	29,781	-
Mixer rental	337,043	-	44,998	-
Marketing cooperation	38,707	-	7,837	-
Total cost of revenue	9,320,725	10,550,302	6,872,393	5,599,431

GROSS PROFIT	6,644,222	2,500,216	3,955,808	1,469,418

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,269,480	629,266	612,371	330,291

INCOME FROM OPERATIONS	5,374,742	1,870,950	3,343,437	1,139,127

OTHER (EXPENSE) INCOME, NET
Other subsidy income	830,021	782,725	602,427	424,010
Non-operating income (expense), net	(83,188)	(27,391)	(85,295)	(12,682)
Interest income	3,840	-	2,406	(1,196)
Interest expense	(446,344)	(147,569)	(217,570)	(63,029)
Total other income, net	304,329	607,765	301,968	347,103

INCOME BEFORE PROVISION FOR INCOME TAXES	5,679,071	2,478,715	3,645,405	1,486,230

PROVISION FOR INCOME TAXES	1,575,230	-	1,000,403	-

NET INCOME	4,103,841	2,478,715	2,645,002	1,486,230

Dividends and accretion on redeemable preferred stock	618,132	-	309,036	-

Net income available to common shareholders	3,485,709	2,478,715	2,335,966	1,486,230

RECONCILIAITION OF COMPREHENSIVE INCOME:
Net income	4,103,841	2,478,715	2,645,002	1,486,230
Unrealized (loss) gain from marketable securities	(19,217)	23,443	(5,876)	(4,084)
Foreign currency translation adjustment	138,179	559,325	74,755	386,510

COMPREHENSIVE INCOME	$4,222,803	$3,061,483	$2,713,881	$1,868,656

EARNING PER SHARE
Basic
Weighted average number of shares	10,525,000	8,809,583	10,525,000	8,809,583
Earning per share	$0.33	$0.28	$0.22	$0.17

Diluted
Weighted average number of shares	14,220,410	8,809,583	14,220,410	8,809,583
Earning per share	$0.29	$0.28	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	value	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2007	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Net income						2,505,554			2,505,554
Adjustment to statutory reserve						(247,398)	247,398		-
Unrealized gain from marketable securities								27,527	27,527
Distribution to offset contribution receivable				7,260,000		(7,627,051)		367,051	-
Foreign currency translation gain								523,781	523,781

BALANCE, December 31, 2007 (unaudited)	8,809,583	$8,810	$12,091,290	$(6,210,100)	$-	$940,780	$1,144,032	$1,578,281	$9,553,093

Shares issued due to reorganization	1,690,417	1,690	(1,690)						-
Shares issued for services	25,000	25	33,225		(27,708)				5,542
Warrants issued to placement agent on issuance of redeemable preferred stock			169,345						169,345
Capital contribution received				5,000,100					5,000,100
Fair value of warrants issued with preferred stock			1,201,935						1,201,935
Offering costs related to issuance of redeemable preferred stock			(771,845)						(771,845)
Accretion of discount on redeemable preferred stock						(33,387)			(33,387)
Net income						2,658,630			2,658,630
Adjustment to statutory reserve						(308,747)	308,747		-
Unrealized loss on marketable securities								(40,009)	(40,009)
Foreign currency translation gain								1,060,194	1,060,194

BALANCE, June 30, 2008 - Restated	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Stock based compensation			26,210		2,771				28,981
Forfeited stock compensation			(24,937)		24,937				-
Dividends on redeemable preferred stock						(317,650)			(317,650)
Accretion of discount on redeemable preferred stock						(300,481)			(300,481)
Net income						4,103,841			4,103,841
Adjustment to statutory reserve						(459,217)	459,217		-
Unrealized loss on marketable securities								(19,217)	(19,217)
Foreign currency translation gain								138,179	138,179

BALANCE, December 31, 2008 (unaudited)	10,525,000	$10,525	$12,723,533	$(1,210,000)	$-	$6,283,769	$1,911,996	$2,717,428	$22,437,251

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,103,841	$2,478,715
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	1,071,362	544,359
Stock-based compensation expense	26,210	-
Amortization of deferred compensation expense	2,771	-
Bad debt expense	142,485	3,089
Changes in operating assets and liabilities
Accounts receivable	(8,111,508)	6,003,336
Inventories	(861,184)	56,148
Other receivables	(208,733)	962,577
Other receivables - related parties	-	(3,903,903)
Prepayment	155,626	(4,564)
Accounts payable	2,931,338	(4,788,317)
Other payables	55,886	159,128
Accrued liabilities	166,881	(1,488)
Customer deposits	(2,232)	-
Taxes payable	1,590,669	(630)
Net cash provided by operating activities	1,063,412	1,508,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(31,666)	(11,385)
Net cash used in investing activities	(31,666)	(11,385)

CASH FLOWS FINANCING ACTIVITIES:
Principal payments of short term loan	(6,749,544)	(3,031,400)
Proceeds from short term loan	7,354,278	644,648
Other payables - shareholders	(43,282)	-
Preferred dividends paid	(317,648)	-
Restricted cash	31,608	-
Net cash provided by (used in) financing activities	275,412	(2,386,752)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	7,525	2,391

INCREASE (DECREASE) IN CASH	1,314,683	(887,296)

CASH, beginning of period	1,910,495	1,424,883

CASH, end of period	$3,225,178	$537,587

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” or the “Company”) was founded on September 1, 2005, under the name TJS Wood Flooring, Inc. (“TJSW”), and incorporated in the State of Delaware on February 15, 2007. On April 29, 2008, TJSW changed its name to China Advanced Construction Materials Group, Inc. in connection with a share exchange transaction as described below.

On April 29, 2008, the Company executed a share exchange agreement with Xin Ao Construction Materials, Inc. (“BVI-ACM”) whereby the Company issued to the stockholders of BVI-ACM 8,809,583 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of BVI-ACM (the “Share Exchange”). Prior to the Share Exchange, and after the cancellation of 9,990,000 shares, China ACM had 1,166,667 shares of common stock issued and outstanding. After the Share Exchange, China ACM had 10,500,000 shares of common stock outstanding and the former shareholders of BVI-ACM owned 83.9% of the issued and outstanding shares. The directors and executive officers of BVI-ACM became the directors and officers of China ACM. This transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby BVI-ACM is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to April 29, 2008, are those of BVI-ACM except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

BVI-ACM was established on October 9, 2007, under the laws of the British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of Beijing Xin Ao Concrete Co., Ltd. (“Xin Ao”), a limited liability company formed under the laws of the People’s Republic of China (“PRC”). BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for Xin Ao. China State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under “Circular 106” in the PRC. On September 29, 2007, BVI-ACM was approved by the local Chinese SAFE as a “special purpose vehicle” offshore company.

On November 23, 2007, BVI-ACM established a subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), in the PRC as a wholly-owned foreign limited liability company (“WOFE”) with registered capital of $5 million.

BVI-ACM, through its 100% owned China-ACMH and its variable interest entity (“VIE”) Xin Ao (see Note 2), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the PRC. Xin Ao, licensed by the Beijing Administration of Industry & Commerce, PRC, was established on June 28, 2002, with an initial capital contribution of approximately $3,630,000 (RMB30 million). On July 8, 2005, the Board of Directors of Xin Ao increased its registered capital to $12,100,000 (RMB100 million) through the use of Xin Ao’s undistributed profits.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

•
Equity Pledge Agreement, through which Xin Ao’s shareholders pledged their rights, title and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH.

•
Operating Agreement, through which China-ACMH has exclusive authority of all decision-making of ongoing major operations, including establishing compensation levels and hiring and termination of key personnel. In order to ensure Xin Ao’s normal operations, China-ACMH agreed to act as the guarantor and provide full guarantee for Xin Ao in entering and performing contracts, agreements or transactions in association with Xin Ao’s operations between Xin Ao and any other third parties. As a counter guarantee, Xin Ao agreed to mortgage all of its assets including receivables which have not been mortgaged to any third parties at the execution date of this agreement to China-ACMH.

•
Power of Attorney, signed by Xin Ao’s 100% shareholders Mr. Han Xianfu and Mr. He Weili, which authorized the individuals appointed by China-ACMH to exercise all of their respective voting rights as a shareholder at Xin Ao’s shareholder meetings.

•
Option Agreement, through which Xin Ao’s shareholders granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao. Further, the shareholders of Xin Ao pledged their shares in Xin Ao as collateral for the annual fees due to the Company.

The term of these agreements is for ten (10) years and terminates automatically upon expiration, and may be extended only if China-ACMH gives its written consent of the extension before the expiration. The parties, through negotiations, determine the extension term. During the term, Xin Ao may not terminate the agreements except in the case of gross negligence, fraud or other illegal acts or bankruptcy of China-ACMH.  Notwithstanding the foregoing, China-ACMH may terminate the agreement at any time with a written notice to Xin Ao thirty (30) days before such termination. Additionally, without China-ACMH’s prior written consent, Xin Ao cannot assign or otherwise transfer its rights and obligations under the agreements. Subject to compliance with the laws of China, China-ACMH may assign the agreements to any affiliate or any other designated entity without the prior consent of Xin Ao.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Through China-ACMH, BVI-ACM operates and controls Xin Ao through the Contractual Arrangements. BVI-ACM utilized the Contractual Arrangements to gain control of the operations of Xin Ao, instead of acquiring Xin, due to : (i) new PRC laws governing share exchange transactions with foreign entities, effective since September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC laws require Xin Ao to be acquired for cash and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC laws.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

While management believes that the disclosures are adequate and they included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented, the results of operations for the six months ended December 31, 2008 and 2007 are not necessarily indicative of results for a full year. It is suggested that the information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China ACM, BVI-ACM, including its wholly-owned subsidiary China-ACMH, and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. Through a series of Contractual Arrangements, China-ACMH effectively took over management of daily business activities of Xin Ao and has the right to appoint all executives, senior management and members of the board of directors of Xin Ao. Equity holders of Xin Ao also signed a Power of Attorney, which authorizes the individuals appointed by China-ACMH to exercise all of their voting rights as shareholder at Xin Ao’s shareholder meetings. China-ACMH provides exclusive technical consulting and other services to Xin Ao for an annual fee equal to Xin Ao’s yearly net income, and guarantees all of Xin Ao’s business activities with any third parties and in return is guaranteed all of Xin Ao’s assets. In addition, shareholders of Xin Ao pledged their shares in Xin Ao as collateral for the annual fees due to the Company and granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao. In accordance with FIN 46(R), the Company determined that Xin Ao is a variable interest entity subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao are consolidated into the financial statements of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $2,717,428 and $2,598,466 as of December 31, 2008 and June 30, 2008, respectively. Asset and liability accounts at December 31, 2008 and June 30, 2008 were translated at 6.85 RMB and 6.87 RMB to $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to consolidated statements of income and cash flows for the six months ended December 31, 2008 and 2007 were 6.83 RMB and 7.49 RMB to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the six and three months ended December 31, 2008 and 2007.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 (together, “SAB 104”), which specifies that revenue is realized or realizable and earned when four criteria are met:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts and technical service agreements to be pervasive evidence of an arrangement);
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability of payment is reasonably assured.

The Company sells its concrete products and provides concrete technical services primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company breaches the contract terms specified in the agreement.

The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been injected into the location specified by the contract and accepted by the customer. The Company recognizes revenue when the goods and services are provided by the Company are accepted by the customer.

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 through to August 2009. The VAT tax collected from the Company’s customers is kept by the Company and recorded as other subsidy income.

The Company also provides technical consulting services and enters into strategic cooperation including market sharing and equipment rental with other independently owned concrete companies. The Company signs a Technical Service Agreement or Strategic Cooperation Agreement with each concrete company, which specifies all terms and conditions including prices to be charged. Once concrete products are produced by the concrete company and supplied to builders referred by the Company or cost savings are realized by use of technical solutions provided by the Company, the agreements consider the Company has rendered its service. The Company recognizes revenue and invoices the concrete companies monthly for technical service and marketing cooperation on a per-cubic-meter basis and for equipment rental on a per-mixer truck basis.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

The Company also earns income from the renting of certain of its vehicles to other non-related concrete companies.  The rental amounts are based on pre-determined rental rates on a per cubic meter basis.

Shipping and handling

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.  Further, transportation costs incurred in the delivery of the Company’s concrete products are also included in cost of revenues.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements related to the assessment of the fair value of share-based payments and the collectability of accounts receivable. Actual results could be materially different from those estimates, upon which the carrying values were based.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of the financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company considers the carrying amounts of cash, accounts receivable, other receivables, prepayments, accounts payable, accrued liabilities, other payables, taxes payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

On July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurements and enhances disclosures requirements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2    inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Marketable securities, receivables and current liabilities qualify as financial instruments. Fair values were determined using Level 3. Marketable securities are carried on the consolidated balance sheets at fair value, with fair values determined by the financial institution who sold the securities. The carrying amounts reported in the balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS 123R, "Share Based Payment.”  SFAS 123R requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company estimates the fair value of the awards using the Cox-Ross-Rubinstein (“CRR”) binomial model. Option pricing models, such as the CRR binomial model, require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the CRR binomial model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Concentration of risk

•
Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at December 31, 2008 and June 30, 2008 amounted to $3,807,026 and $1,795,388, respectively, of which no deposits were covered by insurance. Also, as of December 31, 2008, the Company held $881,484 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis and does not believe the concentration of cash results in a high level of risk.

•
Major customers – As of and for the six months ended December 31, 2008, three customers accounted for approximately 21% of the Company’s accounts receivable and approximately 39% of the Company's sales. As of and for the six months ended December 31, 2007, three customers accounted for approximately 26% of the Company’s accounts receivable and approximately 36% of the Company's sales.

•
Major suppliers – As of and for the six months ended December 31, 2008, two suppliers accounted for approximately 19% of the Company’s accounts payable and approximately 45% of the Company’s purchases.  As of and for the six months ended December 31, 2007, three suppliers accounted for approximately 8% of the Company’s accounts payable and approximately 38% of the Company’s purchases.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Restricted Cash

Restricted cash represents portion of the proceeds received from the June 11, 2008, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees (see Note 10). The restricted cash balance was $881,484 as of December 31, 2008.  As of June 30, 2008, the restricted cash balance was $913,092.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence. As of December 31, 2008, the Company determined no reserves for obsolescence were necessary.

Prepayments

The Company advances monies to certain suppliers for raw materials. These advances are interest free and unsecured.

Plant and equipment

Plant and equipment are stated at cost. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with 5% residual value.

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Plant machinery	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Impairment of long-lived assets

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment charge to reduce the related assets to their net realizable value. The Company believes no impairment exists at December 31, 2008.

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

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of the receivables. The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and predicated on historical collection experience.

Redeemable preferred stock

On June 11, 2008, the Company completed the sale to certain accredited investors of 875,000 investment units for gross proceeds of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pays annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received net proceeds of approximately $5.3 million after offering expenses and net of $930,000 restricted cash which was required to be placed in escrow. Upon the two year anniversary of the closing date, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $8.00 per share plus accrued but unpaid dividends.  Because the Company is required to redeem the preferred stock on June 11, 2010, if it has not been previously converted by the holders, in accordance with EITF Topic D-98, the preferred stock is classified outside of shareholders’ equity.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

In accordance with Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the preferred stock and the warrants.  The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was higher than the market price at the date of issuance and therefore no beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

Income taxes

The Company is governed by the income tax laws of the PRC. The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the U.S., the Company did not have any provision for U.S. income taxes including any deferred income taxes, for the six months ended December 31, 2008 and 2007.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” as of July 1, 2007.  Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.  There were no deferred tax amounts as of December 31, 2008 and June 30, 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)
Chinese Income Taxes

The Company and its subsidiaries are governed by the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007, as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the existing rates currently applicable to both DES and FIEs. The Company is currently evaluating the effect the new EIT law will have on its consolidated financial position.

PRC laws require that before a FIE can legally distribute profits to its shareholders, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserve includes the surplus reserve fund, the common welfare fund, and represents restricted retained earnings.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2008 and 2007:

	2008	2007

U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	-	(33.0)
Effective income tax rates	25.0%	-%

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no deferred tax assets or liabilities during the six months ended December 31, 2008 and 2007.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the six months periods ended December 31, 2008 and 2007.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption from August 2005 through to August 2009. For the six months ended December 31, 2008 and 2007, the Company recognized VAT collected as other subsidy income in the amounts of $830,021 and $782,725, respectively.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses amounted to $5,938 for the six months ended December 31, 2007.  The Company did not incur any research and development expenses for the six months ended December 31, 2008.

Earnings per share

The company reports earnings per share in accordance with SFAS 128, “Earnings Per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of SFAS 130, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

In February 2008, the FASB issued FASB Staff Position 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157." With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises included within the scope of FASB Statement No. 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect the adoption of SFAS 163 will have a material impact on its consolidated results of operations or consolidated financial position.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is permitted under certain cirumstances. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The Company has evaluated the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions, and has determined that the adoption of EITF 07-5 would result in liability accounting.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  The Company is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position for the six months ended December 31, 2008.

Note 3 – Supplemental disclosure of cash flow information

During the six months ended December 31, 2008 and 2007, the Company paid in cash interest in the amount of $443,786 and $151,669, respectively.

There were no cash payments for income taxes for the six months ended December 31, 2008 and 2007.

Non-cash transactions

As of December 31, 2008, the Company assigned accounts receivables totaling approximately $3,600,000 as payment to suppliers whose balances were included in accounts payable.  Balances of accounts receivable and accounts payable reported on the consolidated balance sheets are net of the assignments.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

As of December 31, 2007, the Company assigned accounts receivables totaling approximately $605,000 to the suppliers as an offset of the liability owed recorded under accounts payable. Balances of accounts receivable and payables reported on the consolidated balance sheets are net of the assignments.

As of December 31, 2008, the accretion of the discount on redeemable preferred stock amounted to approximately $300,000, and has been included in the consolidated statements of shareholders’ equity.

Note 4 – Marketable securities

All securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on marketable securities are included in other income or expense in the period incurred, and when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of marketable securities are determined using the specific-identification method.

For the six months ended December 31, 2008 and 2007, there were no realized gains or losses from the sale of marketable securities. Unrealized losses totaling $19,217 were recorded as other comprehensive loss for the six months ended December 31, 2008, and unrealized gains in the amount of $23,443 were recorded as other comprehensive income for the six months ended December 31, 2007.

Note 5 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other non-related concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts. Over 80% of the Company’s receivables are due within a year by contract and are classified as current assets on the consolidated balance sheets. For certain large construction projects that can take several years to complete, the Company provides extended payment terms to the general contractors. These contractors are usually large state-owned builders with good credit ratings. At the end of each period, the Company evaluates the structure and collectability of accounts receivable and for these receivables that are past due or not being paid according to payment terms, the Company takes appropriate actions including seeking legal resolution in a court of law, for its collection efforts.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

As of December 31, 2008 and June 30, 2008, accounts receivable and allowance for doubtful accounts consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Accounts receivable, current	$12,193,538	$9,590,410
Less: allowance for doubtful accounts, current	(273,787)	(224,924)
Net accounts receivable, current	11,919,751	9,365,486

Accounts receivable, non-current	6,565,751	5,164,067
Less: allowance for doubtful accounts, non-current	(508,462)	(411,061)
Net accounts receivable, non-current	6,057,289	4,753,006

Total accounts receivable, net	$17,977,040	$14,118,492

Note 6 – Plant and equipment

Plant and equipment consist of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Transportation equipment	$20,286,866	$20,286,866
Plant machinery	2,332,204	1,894,585
Office equipment	55,681	43,057
Construction- in-progress	-	295,033
Total	22,674,751	22,519,541
Less: accumulated depreciation	(6,894,623)	(5,789,321)
Plant and equipment, net	$15,780,128	$16,730,220

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in Beijing. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized. Construction of the new plant was completed and transferred to fixed assets in August, 2008.

Depreciation expense for the six months ended December 31, 2008 and 2007 amounted to $1,071,362 and $544,359, respectively. Depreciation expense for the three months ended December 31, 2008 and 2007 amounted to $536,237 and $261,417, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 7 – Short term loans

Short term loans represent amounts due to various banks, finance companies, unrelated companies with existing business relationships with the Company, and the Company’s employees, that are due on demand or within one year. These loans are renewable. As of December 31, 2008 and June 30, 2008, the outstanding balances on these loans were $4,899,047 and $4,271,222, respectively, and these loans consisted of the following:

	December 31,	June 30,
	2008	2008
	(Unaudited)
Loan from Huaxia Bank, effective interest rate of 7.56% per annum, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu, fully paid as of December 31, 2008.	$-	$2,918,000

Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd.	4,401,000	-

Loan from Beijing Hengxin Huaxing Auto Accessories Company, unrelated entity, non-interest bearing, fully paid as of December 31, 2008.	-	379,340

Loan from Beijing Hongda Huaxin Wujinjidian Company, unrelated company, non-interest bearing, fully paid as of December 31, 2008.	-	204,260

Loan from Beijing Sigi Qingbaosan Cement Company, unrelated company, non-interest bearing, fully paid as of December 31, 2008.	-	116,720

Loan from Xia Hua Qing, unrelated individual, non-interest bearing, fully paid as of December 31, 2008.	-	128,392

Loan from various employees, effective interest rate of 20% per annum, due upon demand, unsecured.	498,047	524,510

Total short term loans	$4,899,047	$4,271,222

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Interest expense on short-term loans for the six months ended December 31, 2008 and 2007 amounted to $443,786 and $147,569, respectively.  Interest expense on these short-term loans amounted to $215,975 and $63,029 for the three months ended December 31, 2008 and 2007, respectively.

Note 8 – Related party transactions

Other payables – shareholder

Beginning in July 2007, Mr. He Weili, a 38.10% shareholder, leased an office space to the Company. For the six months ended December 31, 2008 and 2007, the Company recorded rent expense from the shareholder in the amount of approximately $87,000 and $51,000, respectively. For the three months ended December 31, 2008 and 2007, the Company recorded rent expense from the shareholder in the amount of $43,000 and $41,000, respectively.  As of December 31, 2008 and June 30, 2008, approximately $87,000 and $43,000, respectively, remained unpaid, and is included as other payables - shareholder.

The Company’s shareholders Mr. Han Xianfu and Mr. He Weili, who have 57.15% and 38.10% of ownership interests in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable on demand.

Total other payables - shareholders are as follows:

	December 31, 2008	June 30, 2008
	(Unaudited)
Han Xianfu, shareholder	$450,550	$450,550
He Weili, shareholder	387,091	429,752
Total other payable – shareholder	$837,641	$880,302

Other receivable

Other receivable includes monies advanced to an entity that was in part formerly owned by Mr. He Weili.  Prior to the reverse acquisition (Note 1), the Company and this related entity were engaged in joint contracts, business licenses, and other partnership agreements. Pursuant to the reverse acquisition, the Company and this related entity began separate operations and the process of obtaining separate contracts, business licenses, and other partnership agreements were initiated. To date, the Company and this related entity is finalizing the aforementioned process of obtaining separate contracts, business licenses, and agreements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts.  During the six months ended December 31, 2008, the Company advanced approximately $11,565,000 to this entity, and approximately $11,177,000 was repaid.  As of December 31, 2008, approximately $656,000 was due from this entity, and the Company’s management expects the full amount will be collected in the near term.  Once the joint contracts are finalized and segregated, management does not expect any further advances.

Note 9 – Taxes payable

Corporate income taxes

Companies established before March 16, 2007, will continue to enjoy tax holiday treatment approved by the local government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires.

The Company was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, the Company and its subsidiaries were subject to an EIT rate of 25%.  For the six months ended December 31, 2008, the provision for income taxes amounted to $1,575,230.  For the six months ended December 31, 2007, the Company did not provide for any income taxes due to the income tax exemption.  The estimated tax savings due to this tax exemption for the six months ended December 31, 2007, amounted to $816,413. If the income tax had been applied, for the six months ended December 31, 2007, the basic and diluted earnings per share would have decreased by $0.08 per share.

Taxes payable consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Income taxes payable	$2,657,087	$1,072,747
Other	15,964	490
Total taxes payable	$2,673,051	$1,073,237

The Company did not make any income tax payments during the six months ended December 31, 2008 and 2007.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 10 – Shareholders’ equity

On June 11, 2008, the Company completed an offering (the “Offering”) on the sale of 875,000 of investment units for a total of $7,000,000, each unit consisting of one share of the Company’s Series A convertible preferred stock, $0.001 par value per share, and one (1) five year warrant to purchase two shares of Common Stock (the “Warrants”). Each preferred share is convertible into four shares of common stock.  Additionally, each holder is entitled to cumulative dividends equal to 9% annually, payable in cash, irrespective of the profitability of the Company.

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses.  $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction. These offering costs approximating $612,000 were charged to additional paid-in capital.

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

The value of the warrants issued to the placement agent was calculated as $169,345 using the Cox-Ross-Rubinstein (“CRR”) Binomial Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR Binomial Model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Following is a summary of the status of warrants outstanding:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$2.40	1,750,000	4.32 years
$2.40	245,000	4.32 years
Total	1,995,000

Following is a summary of the warrants activity:

Outstanding as of June 30, 2007	-
Granted	1,995,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	1,995,000

On May 1, 2008, the Company issued 25,000 common shares to a Company executive, par value $0.001 for services the executive renders to the Company.  The shares become fully vested after one year from the date of grant. On July 31 2008, the executive’s employment with the Company terminated, and the 25,000 shares were forfeited upon resignation.

On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first twelve months of the agreement.

On December 1, 2008, the company entered into a three-year agreement with the Company’s Chief Financial Officer. In connection with his services, the Company issued a total of 200,000 options of the Company’s common stock from the option bonus pool. The option bonus pool consists of four equal tranches of 50,000 options, with the first tranche of 50,000 options carrying an exercise price of $3.00, the second tranche of 50,000 options carrying an exercise price of $3.50, the third tranche of 50,000 options carrying an exercise price of $4.00, and the fourth tranche of 50,000 options carrying an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve-month period of the agreement.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Additionally, the Company's officers, directors and majority shareholders, Han Xianfu and He Weili, entered into a Lock-Up Agreement with the investors whereby both Han Xianfu and He Weili agreed they will not, offer, pledge, sell or otherwise dispose of any shares of the Company’s common stock or any securities convertible into or exercisable or exchangeable for common stock during the period beginning on and including the date of the final closing of the Offering through and including the earlier of (i) two (2) years after the final closing of the Offering, (ii) the voluntary conversion of all outstanding shares of preferred stock, (iii) the mandatory conversion of all outstanding shares of the Company’s preferred stock, or (iv) the sale of the Company.

Pursuant to an escrow agreement signed between the Company, Maxim and the investors on June 11, 2008, the Company placed a total of $930,000 in an escrow account with the Company’s legal counsel, $630,000 of which will be used for the payment of dividends on the preferred stock which the Company shall be obligated to replenish each year prior to the year’s end, and $300,000 of which will be used for the payment of investor relation fees. As of December 31, 2008, restricted cash balance amounted to $881,484.

Pursuant to the Make Good Escrow agreement, signed between the Company, American Stock Transfer Trust Company, the shareholders Han Xianfu and He Weili, and the investors on June 11, 2008, the shareholders agreed to transfer a total of 3,500,000 shares of common stock into the name of the escrow agent if the Company fails to meet certain performance thresholds: (1) $5,200,000 of net income (calculated on a pre-tax basis solely with respect to 2008) for 2008; (2) $9,000,000 of net income for 2009; (3) net income equal or greater than the Company's net income for 2009, for 2010. The Company has determined that the threshold for the period ended December 31, 2008 has been met.

Note 11 – Contribution receivable

On July 8, 2005, Xin Ao’s board of directors passed a resolution to increase the registered capital from $3,630,000 (RMB30 million) to $12,100,000 (RMB100 million). The increase in registered capital of $8,470,000 (RMB70 million) was funded by the undistributed profits as of June 30, 2005. Based on the PRC government’s regulations, all companies are required to record its capital in accordance with the business license, and since Xin Ao did not have sufficient undistributed profits as of June 30, 2005, the unfunded amount has been recorded as contribution receivable.  Since the capital should be contributed by the shareholders of the Company, the contribution receivable was recorded as part of the equity transaction.

Further, pursuant to BVI-ACM’s establishment of China-ACMH in November 2007, BVI-ACM was required to pay 15% of $5,000,000 by February 22, 2008, and the remaining balance by November 22, 2009, in accordance with the laws of the PRC.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital of the Company. Contemporaneously, China-ACMH made a payment of $5,000,000 and BVI-ACM made a payment of $100 to the Company. As of December 31, 2008, a contribution receivable in the amount of $1,210,000 remains unpaid.

Contribution receivable consisted of the following:

	Xin Ao	CHINA-AC MH	BVI-ACM	Total
Balance, June 30, 2007	$8,470,000	$5,000,000	$100	$13,470,100

Less: contribution received	(7,260,000)	(5,000,000)	(100)	(12,260,100)

Balance, June 30, 2008	$1,210,000	$-	$-	$1,210,000

Less: contribution received	-	-	-	-
Balance, December 31, 2008 (unaudited)	$1,210,000	$-	$-	$1,210,000

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

The transfer to this reserve must be made before distribution of any dividends to the Company’s shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by foreign invested enterprises. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 13 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended December 31, 2008 and 2007:

Basic earning per share	2008	2007
Net income available to common shareholders	$3,485,709	$2,478,715
Weighted average shares outstanding-Basic	10,525,000	8,809,583
Earnings per share-Basic	$0.33	$0.28

Diluted earning per share
Net income available to common shareholders	$3,485,709	$2,478,715
Add: Dividends on preferred stock	317,590	-
Add: Accretion on preferred stock	300,482	-
Net income for diluted EPS	$4,103,781	$2,478,715
Weighted average shares outstanding-Basic	10,525,000	8,809,583
Warrants	195,410	-

Preferred stock	3,500,000	-

Weighted shares outstanding-Diluted	14,220,410	8,809,583
Earning per share-Diluted	$0.29	$0.28

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended December 31, 2008 and 2007:

Basic earning per share	2008	2007
Net income available to common shareholders	$2,335,966	$1,486,230
Weighted average shares outstanding-Basic	10,525,000	8,809,583
Earnings per share-Basic	$0.22	$0.17

Diluted earning per share
Net income available to common shareholders	$2,335,966	$1,486,230
Add: Dividends on preferred stock	158,795	-
Add: Accretion on preferred stock	150,241	-
Net income for diluted EPS	$2,645,002	$1,486,230
Weighted average shares outstanding-Basic	10,525,000	8,809,583
Warrants	195,410	-

Preferred stock	3,500,000	-

Weighted shares outstanding-Diluted	14,220,410	8,809,583
Earning per share-Diluted	$0.19	$0.17

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of December 31, 2008, none of the preferred stock had been converted. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis, on which basis the weighted average common shares outstanding for the period ended September 30, 2008, were 3,500,000. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the six months ended December 31, 2008, 3,794,590 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under the treasury stock method resulted in an additional 195,410 shares of common stock.

Note 14 – Employee pension and equity incentive plans

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension, for the six months ended December 31, 2008 and 2007 were de minimis.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Stock options

On October 3, 2008, 50,000 options were granted and the fair value of these options was estimated on the date of the grant using the CRR binomial model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	101%	0%	1.41%	$2.90

On December 1, 2008, 200,000 options were granted and the fair value of these options was estimated on the date of the grant using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Current officer	6.25	72.9%	0%	1.16%	$3.00

As of December 31, 2008, none of the options held by the director and the officer were vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2007	-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	250,000

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Weighted average exercise price
$2.90	50,000	9.76	$-	-	$-
3.00	50,000	9.92	-	-	-
3.50	50,000	9.92	-	-	-
4.50	50,000	9.92	-	-	-
$3.58	250,000		$-	-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

As of December 31, 2008, there was approximately $393,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

For the three and six months ended December 31, 2008, the Company recognized approximately $26,000 as compensation expense for its stock option plan.  For the three and six months ended December 31, 2007, there was no such compensation expense for the Company’s stock options.

Note 15 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2007 to September 30, 2010 with monthly payment of $14,426.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2007 to June 2009 with annual payment of $197,245. Total operating lease expense for the six months ended December 31, 2008 and 2007 was $185,179 and $141,901, respectively, and is included in selling, general, and administrative expenses. Future minimum annual lease payments under noncancellable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2009	$278,829
2010	197,124
2011	49,281
Thereafter	-

Note 16 – Commitments and contingencies

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Following is the summary of the current litigation:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of December 31, 2008, the Company has not received the payment from Boda, and management has estimated that the collectability of the receivable is deemed low.  Therefore, the consolidated financial statements do not reflect this amount.

Yunwei Zhang vs. Beijing Xin’Ao Concrete Co., Ltd. (Beijing District Court, PRC)

In May 2006, an action against Xin Ao and Beijing Shangdi Xinda Company was filed by Yunwei Zhang (“Shangdi”) in Beijing District Court seeking payment of approximately $112,000 (RMB 814,000) for damages caused by Qingbao Zhang, a contracted driver of Xin Ao and an employee of Zhangbei County Labor Service Co., Ltd. The vehicle involved in the accident is owned by Beijing Shangdi Xingda Company who leased to Xin Ao who subsequently leased the vehicle to Zhangbei County Labor Service Company. On June 16, 2008, the Court ruled against Xin Ao and Shangdi to pay the damages incurred to Yunwei Zhang in the accident. Xin Ao is responsible for approximately $39,000 (approximately RMB 273,000) for the damages, and as of December 31, 2008, the Company has paid approximately $35,000.

Registration Rights

In connection with the private placement on June 11, 2008, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the preferred stock and exercise of the warrants, as defined. In accordance with FSP EITF 00-19-2, registration rights penalties should be accounted for under SFAS 5, “Accounting for Contingencies,” in that it should be recorded when it is probable that penalties will be incurred and it can be reasonably estimated. If at the time of issuance it appears that any penalties are probable, they should be accrued as part of the allocation of the initial proceeds received. The Company determined that it was not probable at inception on June 11, 2008.  However, as of December 31, 2008, management determined penalties are “probable” and therefore, accrued $52,500 in the accompanying consolidated financial statements. The Company will continually re-assess whether the payment of any additional penalties is probable and, if it becomes probable that penalties will be incurred, the additional estimated amount of those penalties will be accrued.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 17 – Subsequent Events

On January 15, 2009, the Company entered into a one year contract agreement with Agoracom Investor Relations Corp. which will provide retail and individual investor relation services for the Company. In connection with the services, the Company will pay $6,750 per month, payable quarterly, in advance through the Company’s Investor Relation escrow account.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of China Advanced Construction Materials Group, Inc. (“China ACM”) for the six months ended December 31, 2008 and 2007, should be read in conjunction with the selected consolidated financial data, China ACM’s consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Together with our subsidiaries, we are an advanced ready-mix concrete provider in the Beijing area with an estimated market share of 6.8% in the open tendered ready-mix concrete market in Beijing. Our management believes that we have the ability to capture a much greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products. Our market share will further expand due to the recently announced infrastructure stimulus packages by the Chinese government. The $586 billion stimulus packages will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure. Our market share will continue to expand and our relationships with major contractors will deepen as a result of the government’s stimulus packages.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. In the six months ended December 31, 2008, our top ten customers’ sales accounted for 79.5% of all sales revenue; the largest three of these customers accounted for sales of 15.7%, 11.2%, and 9.7%, respectively.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of concrete	$7,969,878	$7,068,849	$9,837,565	$13,050,518
Manufacturing services	2,070,996	-	3,996,539	-
Technical services	423,330	-	1,040,127	-
Mixer rental	339,767	-	996,581	-
Marketing cooperation	24,230	-	94,135	-
Total revenue	10,828,201	7,068,849	15,964,947	13,050,518
Cost of revenue
Cost of concrete sales	5,993,897	5,599,431	7,554,204	10,550,302
Manufacturing services	795,880	-	1,293,088	-
Technical services	29,781	-	97,683	-
Mixer rental	44,998	-	337,043	-
Marketing cooperation	7,837	-	38,707	-
Total cost of revenue	6,872,393	5,599,431	9,320,725	10,550,302
Gross profit	3,955,808	1,469,418	6,644,222	2,500,216
Selling, general and administrative expenses	612,371	330,291	1,269,480	629,266
Other (expense) income, net	301,968	347,103	304,329	607,765
Income before provision for income taxes	3,645,405	1,486,230	5,679,071	2,478,715
Income taxes	1,000,403	-	1,575,230	-
Net income	2,645,002	1,486,230	4,103,841	2,478,715
Dividends and accretion on redeemable preferred	309,036	-	618,132	-
Net income available to common shareholders	$2,335,966	$1,486,230	$3,485,709	$2,478,715

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of concrete	73.6%	100.0%	61.6%	100.0%
Manufacturing services	19.1%	-	25.0%	-
Technical services	3.9%	-	6.5%	-
Mixer rental	3.1%	-	6.2%	-
Marketing cooperation	0.3%	-	0.7%	-
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Cost of sales	55.4%	79.2%	47.3%	80.8%
Manufacturing services	7.4%	-	8.1%	-
Technical services	0.3%	-	0.6%	-
Mixer rental	0.4%	-	2.1%	-
Marketing cooperation	0.1%	-	0.2%	-
Total cost of revenue	63.6%	79.2%	58.4%	80.8%
Gross profit	36.4%	20.8%	41.6%	19.2%
Selling, general and administrative expenses	5.7%	4.7%	8.0%	4.8%
Other (expense) income, net	2.8%	4.9%	1.9%	4.7%
Income before provision for income taxes	33.6%	21.0%	35.6%	19.1%
Income taxes	9.2%	0.0%	9.9%	0.0%
Net income	24.4%	21.0%	25.7%	19.1%
Dividends and accretion on redeemable preferred	2.9%	0.0%	3.9%	0.0%
Net income available to common shareholders	$21.5%	$21.0%	$21.8%	$19.1%

Comparison of Three Months Ended December 31, 2008 and 2007

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting, marketing cooperation services, and mixer rental. For the three months ended December 31, 2008, we generated revenue of $10,828,201, a 53.2% or $3,759,352 increase from revenue of $7,068,849 during the same period of 2007. For the Olympic Games held in August in Beijing, our primary area of operation, all construction within the 5th ring expressway surrounding the city was halted and delayed until after the Olympics. Our sales revenue increased as the construction industry in Beijing returned back to full scale following the Olympics. As a result of that, we generated concrete revenue of $7,969,878 for the quarter ended December 31, 2008, an increase of $901,029 in revenue or 12.7% compared to the same period last year.  During the quarter, we continued to supply concrete products to three railway projects located outside Beijing area through our portable plants, specifically the Suzhou and Danyang sections of the Beijing-Shanghai high-speed railway project and the East Datong-Gudian connection railway project. These three projects contributed $2,070,996 to our total revenue for the quarter. For these railway projects, the general contractors supplied their own raw materials and we provided manufacturing and transportation services. Additionally, technical consulting services generated revenue of $423,330 for the quarter ended December 31, 2008. During the quarter, we generated revenues of $339,767 from our mixer truck rental and reached marketing cooperation agreements with several concrete producers where we were paid a minimum of RMB 5 per cubic meter for projects we refer to them due to restriction of our station’s geographical location generating revenue of $24,230. We believe our sales revenue will continue to grow as Chinese government announced its 4 trillion Yuan (USD$590 billion) stimulus package in November 2008. We will be the direct beneficiary of transport and infrastructure build-out from China’s stimulus package. Also, we will continue to expand our business into additional geographical markets due to our strong relationship with major contractors in China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $6,872,393 for the three months ended December 31, 2008 as compared to $5,599,431 for the three months ended December 31, 2007, an increase of $1,272,962 or 22.7%.  The increase on cost of revenue is due primarily to increase in revenue of 53.2% compared to the same period in 2007. The percentage of cost of revenue has decreased significantly compared to the percentage of increase in revenue. As previously mentioned, we continue to work on the three railway projects during the quarter, cost of which didn’t include raw material because the general contractors supplied it themselves. During the quarter, we have continued to enter concrete technical and marketing cooperation service contracts which have lower cost of revenue and higher gross margins and to engage in mixer rental while we didn’t have such revenues for the same period in 2007.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Overall gross profit was $3,955,808 for the three months ended December 31, 2008 as compared to $1,469,418 for the three months ended December 31, 2007, representing gross margin of approximately 36.5% and 20.8%, respectively. The gross profit for sale of concrete was $1,975,981 or 24.8% for the quarter compared to $1,469,418 or 20.8% for the same period last year, an increase of $506,563 or 4.0%. The gross profit on our manufacturing services was $1,275,116 or 61.6% for the quarter. The higher gross margin reflects the fact that cost of the three railway projects did not include raw materials that were supplied by clients themselves. The higher gross margin is also attributable to more profitable technical service and marketing cooperation contracts we performed and mixer rental during the quarter.  We will continue to expand manufacturing and technical services throughout our market areas because these services produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $612,371 for the three months ended December 31, 2008, an increase of $282,080 or 85.4%, as compared to $330,291 for the three months ended December 31, 2007. The increase is primarily due to increased legal fees, auditing and accounting expenses, investor relation and other professional expenses after the reverse merger and financing, as well as additional bad debt expense recognized during the quarter. Salaries for employees also increased an average of 35% as a result of conforming to new Chinese Labor Law that became effective on January 1, 2008.

Other Income (Expenses). ). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $301,968 for the three months ended December 31, 2008 as compared to net other income of $347,103 for the three months ended December 31, 2007, a decrease in net other income of $45,135. The decrease in net other income is partly due to receiving of value added tax exemption from the government  offset by increase in interest expense and other non-operating expense. We had interest expenses of $217,570 for the three months ended December 31, 2008 as compared to $63,029 for the three months ended December 31, 2007, an increase of $154,542. The increase is contributing to higher interest expense on short-term loans for the three months ended December 31, 2008, and financial leverage as compared to the same period last year.

Provision for Income Taxes. Provision for income taxes amounted to $1,000,403 and $0 for the three months ended December 31, 2008 and 2007, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company is subject to 25% income tax.

Net Income. We generated net income of $2,645,002 for the three months ended December 31, 2008 as compared to $1,486,230 for the three months ended December 31, 2007, an increase of $1,158,772 or 78%. The increase in net income is attributable to higher overall gross revenue, higher gross profit on the three railway projects, technical service and marketing cooperation contracts, and rent income of mixer trucks as well as appreciating of RMB against USD as all of our revenues were generated in PRC, partially offset by higher general and administrative expenses and interest expenses after the reverse merger and financing in addition to the 25% income tax that we became subject to this year. Our net margin increased from 21.0% for the three months ended December 31, 2007 to 24.4% for the three months ended December 31, 2008 due to higher margin we realized on the three railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves as well as greater profitability from the rent of mixer trucks and technical service and marketing cooperation contracts performed during the quarter. Our management believes that our profits will continue to increase as we are the direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also lease or build new plants to increase the customer reach to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Dividends and accretion on redeemable preferred stock.  The increase of $309,036 compared to the three months ended December 31, 2007 is due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $158,795 and accretion of discount on the preferred stock of $150,241.

Comparison of Six Months Ended December 31, 2008 and 2007

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting, marketing cooperation services, and mixer rental. For the six months ended December 31, 2008, we generated revenue of $15,964,947 compared to $13,050,518 during the same period of 2007, an increase of $2,914,429 or 22.3%. During the six months surrounding the Olympic Games held in August in Beijing, our primary area of operation, all construction within the 5th ring expressway surrounding the city was halted and delayed until after the Olympics. In anticipation of this work stoppage and in an attempt to counter any adverse effect such an event could have on our operations, we focused efforts during this time to expanding the geographic area of our operations, providing technical consulting services to other companies and renting our equipment to other companies. Our sales revenue increased as the construction industry in Beijing returned back to full scale following the Olympics. As a result of that, our concrete revenue decreased $3,212,953 or 24.6 % compared to the same period last year. The decrease in concrete revenue is due to the Olympics events as previously discussed.  During the six months period ended December 31, 2008, we continued to supply concrete products to six railway projects located outside Beijing area through our portable plants, specifically the Suzhou and Danyang sections of the Beijing-Shanghai high-speed railway project and the East Datong-Gudian connection railway project. These six projects contributed $3,996,539 to our total revenue for the six months ended December 31, 2008. For these railway projects, the general contractors supplied their own raw materials and we provided manufacturing and transportation services. Additionally, technical consulting services generated revenue of $1,040,127 during the six months. During the six month period ended December 31, 2008, we also rented our mixer trucks to mixture stations located outside the 5th ring expressway of Beijing, which generated revenues of $996,581 and reached marketing cooperation agreements with several concrete producers where we were paid a minimum of RMB 5 per cubic meter for projects we refer to them due to restriction of our station’s geographical location generating revenue of $94,135. We believe our sales revenue will continue to grow as Chinese government announced its 4 trillion Yuan (USD$590 billion) stimulus package in November 2008. We will be the direct beneficiary of transport and infrastructure build-out from China’s stimulus package. Also, we will continue to expand our business into additional geographical markets due to our strong relationship with major contractors in China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $9,320,725 for the six months ended December 31, 2008 as compared to $10,550,302 for the six months ended December 31, 2007, a decrease of 11.7% or $1,229,577.  The decrease on cost of revenue is due to increase in revenue of 22.3% offset by decrease in cost of revenue for manufacture and technical services compared to the same period in 2007. The cost of revenue has decreased significantly compared to the percentage of increase in revenue. As previously mentioned, we continue to work on the six railway projects for the six months ended December 31, 2008, cost of which didn’t include raw material because the general contractors supplied it themselves. We continue to enter concrete technical and marketing cooperation service contracts which have higher gross margins and to engage in mixer rental during the quarter, while we didn’t have such revenues for the same period in 2007.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Gross profit was $6,644,222 for the six months ended December 31, 2008 as compared to $2,500,216 for the six months ended December 31, 2007, representing gross margin of approximately 41.6% and 19.2%, respectively. The gross profit for sale of concrete was $2,283,361 or 23.2% for the quarter compared to $2,500,216 or 19.2% for the same period last year, a decrease of $216,855 or 4.5%. Again, the minor decrease on gross profit for concrete sale for the six months ended on December 31, 2008 compared to 2007 is due primarily to the affect of Olympic events discussed previously. The gross profit on our manufacturing services was $2,703,451 or 67.6% for the six months ended December 31, 2008. The higher gross margin reflects the fact that cost of the six railway projects did not include raw materials that were supplied by clients themselves. The higher gross margin is also attributable to more profitable technical service and marketing cooperation contracts we performed and mixer rental during the quarter.  The Company will continue to expand its manufacture and technical services because these services produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $1,269,480 for the six months ended December 31, 2008, an increase of 101.7% or $640,214, as compared to $629,266 for the six months ended December 31, 2007. The increase is primarily due to increased legal fees, auditing and accounting expenses, investor relation and other professional expenses after the reverse merger and financing, as well as additional bad debt expense recognized during the six months ended December 31, 2008. Salaries for employees also increased an average of 35% as a result of conforming to new Chinese Labor Law that became effective on January 1, 2008.

Other Income (Expenses). ). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $304,329 for the six months ended December 31, 2008 as compared to net other income of $607,765 for the six months ended December 31, 2007, a decrease in net other income of $303,436 or 49.9%. The decrease in net other income is partly due to receiving of value added tax exemption from the government offset by increase in other non-operating expense and interest expense. We had interest expenses of $446,344 for the six months ended December 31, 2008 as compared to $147,569 for the six months ended December 31, 2007, an increase of $298,775. The increase is contributing to higher interest expense on short-term loans for the six months ended December 31, 2008, and financial leverage as compared to the same period last year.

Provision for Income Taxes. Provision for income taxes amounted to $1,575,230 and $0 for the six months ended December 31, 2008 and 2007, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company is subject to 25% income tax.

Net Income. We had net income of $4,103,841 for the six months ended December 31, 2008 as compared to $2,478,715 for the six months ended December 31, 2007, an increase of 65.6% or $1,625,126. The increase in net income is attributable to higher gross profit on the six railway projects, technical service and marketing cooperation contracts, and rent income of mixer trucks as well as appreciating of RMB against USD as all of our revenues were generated in PRC, partially offset by higher general and administrative expenses and interest expenses after the reverse merger and financing in addition to the 25% income tax that we became subject to this year. Our net margin increased from 19.1% for the six months ended December 31, 2007 to 25.7% for the six months ended December 31, 2008 due to higher margin we realized on the six railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves as well as greater profitability from the rent of mixer trucks and technical service and marketing cooperation contracts performed during the quarter. Our management believes that our profits will continue to increase as we are the direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also lease or build new plants to increase the customer reach to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Dividends and accretion on redeemable preferred stock.  The increase of $618,132 compared to the six months ended December 31, 2007 is due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $317,650 and accretion of discount on the preferred stock of $300,482.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $3,225,178 and restricted cash of $881,484. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

Summary of Cash Flow Statements

	Six Months ended		Year Ended
	December 31,		June 30,
	(Unaudited)	(Unaudited)
	2008	2007	2008	2007

Net cash (used in) provided by operating activities	$1,063,412	$1,508,450	$5,110,924	$2,833,576
Net cash provided by (used in) investing activities	(31,666)	(11,385)	(8,701,026)	(241,004)
Net cash provided by (used in) financing activities	275,412	(2,386,752)	4,376,507	(1,608,605)
Effect of foreign currency translation on cash and cash equivalents	7,525	2,391	(300,793)	37,094
Net (decrease) increase in cash and cash equivalent	$1,314,683	$(887,296)	$485,612	$1,021,061

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of Six Months Ended December 31, 2008 and 2007

Net Cash Used in/Provided by Operating Activities. Net cash provided by operating activities totaled $1,063,412 for the six months ended December 31, 2008 as to net cash provided by operating activities of $1,508,450 for the six months ended December 31, 2007. The decrease in net cash from operating activities was primarily due to increases in accounts receivable, other receivable, and inventory of raw materials, partially offset by deferred payment of cash on tax , accounts payable and other payable during the six months ended December 31, 2008. We expect our cash flow from operating activities to improve as the construction industry in Beijing accelerates following the Olympic Games and we strengthen our efforts to negotiate better terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $31,669 for the six months ended December 31, 2008 and $11,385 for the six months ended December 31, 2007. The cash was primarily used for purchase of new equipment and for construction in progress.

Net Cash Provided by/used in Financing Activities. Net cash provided by financing activities totaled $275,412 for the six months ended December 31, 2008 as compared to net cash used in financing activities of $2,386,752 for the six months ended December 31, 2007. The reason for the increase in cash provided by financing activities was due to short-term loans of $4,395,000 (RMB 30 million) from Beijing International Trust & Investment Co., due July 15, 2009 and $2,930,000 (RMB 20 million) from Huaxia Bank, due November 16, 2008, partially offset by repayment of short-term loans from Huaxia Bank for $5,860,000 (RMB 40 million), from  and from employees and unrelated companies for $860,266 (RMB 5,880,000) offset by dividend paid to our preferred stock owners . The net proceeds from the loans will be used for building plant, purchasing concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.  As of December 31, 2008, we had cash of $3,225,178, as compared to $537,587 as of December 31, 2007. This increase was due primarily to increase in net short-term borrowings.

The Company believes it can meet its liquidity and capital requirements in 2009 from a variety of sources. These include present capital resources, internally generated cash, short-term borrowings from both related parties and financial institutions, and future equity financings.

Loan Facilities

We had a total of $4,899,047 and $4,271,222 outstanding on loans and credit facilities as of December 31 and June 30, 2008, respectively. The loans consisted of the following:

	December 31,	June 30,
	2008	2008
	(Unaudited)
Loan from Huaxia Bank, with effective annual interest rate of 7.5555%, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu	$-	$2,918,000
Loan from Beijing International Trust Co, Ltd. with effective annual interest rate of 15%, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd	4,401,000	-
Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, fully paid.	-	379,340
Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, fully paid.	-	204,260
Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, fully paid.	-	116,720
Loan from unrelated individual Xia Hua Qing, with no interest, fully paid.	-	128,392
Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	498,047	524,510
Total short term loans	$4,899,047	$4,271,222

Total interest expense on short-term loans for the six months ended December 31, 2008 and 2007 amounted to $443,786 and $147,569, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2008:

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

Inventories. Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence. As of December 31, 2008, the Company determined no reserves were necessary.

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

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as non-current, net of allowance for doubtful accounts relating to that portion of receivables. The bifurcation between current and non-current portions of accounts receivable is based on management’s estimate and predicated on historical collection experience.

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”). The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009. For the six months ended December 31, 2008 and 2007, $830,021 and $782,725, respectively, was recognized as other subsidy income from VAT taxes collected.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the six months ended December 31, 2008.

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

As of December 31, 2008, the quarter end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. Therefore, the Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

In order to correct the foregoing deficiencies, the Company has hired an independent director to focus on our internal controls and procedures.  The Company has also established an internal audit department to assist the independent director in developing internal audit functions and procedures. In order to fully in compliance with the Sarbarnes Oxley Act of 2002, we have interviewed several Big Four accounting firms to perform the SOX implementation for the Company.

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

On December 17, 2008, the majority shareholders approved by written consent the appointment of Gene Hsiao to our Board of Directors as a member of compensation committee and the appointment of Jeremy Goodwin as chairman of the audit committee.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On October 10, 2008, the Company filed a Form 8-K with the SEC disclosing a new director.

On December 2, 2008, the Company filed a Form 8-K with the SEC disclosing a hiring of a chief financial officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
Registrant

Dated: February 12, 2009	By:	/s/ Xianfu Han
Xianfu Han Principal Executive Officer

Dated: February 12, 2009	By:	/s/ Chin Hsiao
Chin Hsiao Principal Financial and Accounting Officer