Form 10-Q
period 2009-03-31
China Advanced Construction Materials Group, Inc
filed 2009-05-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-141568

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8468508

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Broadway, 11th Floor
New York, NY 10036
 (Address of principal executive offices, Zip Code)

+86 10 82525361
(Registrant’s telephone number, including area code)

Yingu Plaza, 9 Beisihuanxi Road, Suite 1708
Haidian District, Beijing 100080
People’s Republic of China
(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,508,000

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND JUNE 30, 2008

ASSETS
	March 31, 2009	June 30, 2008
	(Unaudited)	RESTATED

CURRENT ASSETS:
Cash	$870,140	$1,910,495
Restricted cash	666,954	913,092
Marketable securities	58,451	61,767
Accounts receivable, net of allowance for doubtful accounts of $357,810 and $224,924 as of March 31, 2009 and June 30, 2008, respectively	14,856,208	9,365,486
Inventories	777,548	237,836
Short term loan receivable	1,465,000	-
Other receivables	1,008,368	505,968
Prepayment	3,940,771	3,240,394
Total current assets	23,643,440	16,235,038

PLANT AND EQUIPMENT, net	15,237,656	16,730,220

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $664,503 and $411,061 as of March 31, 2009 and June 30, 2008, respectively	7,529,760	4,753,006

Total assets	$46,410,856	$37,718,264

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans	$4,723,893	$4,271,222
Accounts payable	5,875,554	6,293,553
Customer deposits	10,751	165,434
Other payables	280,182	254,259
Other payables - shareholder	763,634	880,302
Accrued liabilities	411,168	145,207
Taxes payable	3,468,297	1,073,237
Interest payable	155,200	-
Total current liabilities	15,688,679	13,083,214

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ($0.001 par value, 873,000 shares issued and outstanding as of March 31, 2009 and 875,000 shares issued and outstanding as of June 30, 2008) net of discount of $717,822 and $1,168,548 at March 31, 2009 and June 30, 2008, respectively, liquidation preference of $8.00 per share and accrued dividends	6,266,178	5,831,452

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 873,000 issued and outstanding as of March 31, 2009 and 875,000 issued and outstanding as of June 30, 2008, and classified outside shareholders' equity, liquidation preference of $8.00 per share and accrued dividends as of March 31, 2009 and June 30, 2008	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,508,000 and 10,525,000 shares issued and outstanding, as of March 31, 2009 and June 30, 2008, respectively	10,508	10,525
Paid-in-capital	12,777,188	12,722,260
Contribution receivable	(1,210,000)	(1,210,000)
Retained earnings	8,012,151	3,257,276
Statutory reserves	2,172,163	1,452,779
Accumulated other comprehensive income	2,693,989	2,598,466
Deferred compensation	-	(27,708)
Total shareholders' equity	24,455,999	18,803,598

Total liabilities, redeemable preferred stock, and shareholders' equity	$46,410,856	$37,718,264

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUE:
Sales of concrete	$6,544,484	$6,790,646	$16,382,049	$19,841,164
Manufacturing services	1,304,615	-	5,301,154	-
Technical services	431,456	-	1,471,583	-
Mixer rental	995,939	-	1,992,520	-
Marketing cooperation	32	-	94,167	-
Total revenue	9,276,526	6,790,646	25,241,473	19,841,164

COST OF REVENUE:
Concrete	4,592,863	4,988,211	12,147,067	15,538,513
Manufacturing services	510,268	-	1,803,356	-
Technical services	22,059	-	119,742	-
Mixer rental	265,442	-	602,485	-
Marketing cooperation	13	-	38,720	-
Total cost of revenue	5,390,645	4,988,211	14,711,370	15,538,513

GROSS PROFIT	3,885,881	1,802,435	10,530,103	4,302,651

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	809,777	404,692	2,079,257	1,033,958

INCOME FROM OPERATIONS	3,076,104	1,397,743	8,450,846	3,268,693

OTHER (EXPENSE) INCOME, NET
Other subsidy income	470,971	407,434	1,300,992	1,190,159
Non-operating expense, net	(118,343)	(9,264)	(201,531)	(36,655)
Interest income	937	-	4,777	-
Interest expense	(194,200)	(67,963)	(640,544)	(215,532)
Total other income, net	159,365	330,207	463,694	937,972

INCOME BEFORE PROVISION FOR INCOME TAXES	3,235,469	1,727,950	8,914,540	4,206,665

PROVISION FOR INCOME TAXES	941,477	422,521	2,516,707	422,521

NET INCOME	2,293,992	1,305,429	6,397,833	3,784,144

Dividends and accretion on redeemable preferred stock	305,443	-	923,575	-

Net income available to common shareholders	1,988,549	1,305,429	5,474,258	3,784,144

RECONCILIATION OF COMPREHENSIVE INCOME:
Net income	2,293,992	1,305,429	6,397,833	3,784,144
Unrealized (loss) gain from marketable securities	15,901	(18,220)	(3,316)	5,223
Foreign currency translation adjustment	(39,340)	644,374	98,839	1,539,290

COMPREHENSIVE INCOME	$2,270,553	$1,931,583	$6,493,356	$5,328,657

EARNING PER SHARE:
Basic	$0.19	$0.15	$0.52	$0.43
Diluted	$0.16	$0.15	$0.46	$0.43

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	10,525,200	8,809,583	10,525,066	8,809,583
Diluted	14,021,832	8,809,583	14,024,081	8,809,583

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number of shares	Par value	Paid-in capital	Contribution receivable	Deferred Compensation	Unrestricted	Statutory reserves	other comprehensive income	Total

BALANCE, June 30, 2007	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Net income						3,784,144			3,784,144
Adjustment to statutory reserve						(378,432)	378,432		-
Distribution to offset contribution receivable				7,260,000		(7,627,051)		367,051	-
Capital contribution received				750,100					750,100
Unrealized gain from marketable securities								5,223	5,223
Foreign currency translation gain								1,185,656	1,185,656

BALANCE, March 31, 2008 (unaudited)	8,809,583	$8,810	$12,091,290	$(5,460,000)	$-	$2,088,336	$1,275,066	$2,217,852	$12,221,354

Shares issued due to reorganization	1,690,417	1,690	(1,690)						-
Shares issued for services	25,000	25	33,225		(27,708)				5,542
Warrants issued to placement agent on issuance
of redeemable preferred stock			169,345						169,345
Capital contribution received				4,250,000					4,250,000
Fair value of warrants issued with preferred stock			1,201,935						1,201,935
Offering costs related to issuance of redeemable preferred stock			(771,845)						(771,845)
Accretion of discount on redeemable preferred stock						(33,387)			(33,387)
Net income						1,380,040			1,380,040
Adjustment to statutory reserve						(177,713)	177,713		-
Unrealized loss on marketable securities								(16,620)	(16,620)
Foreign currency translation gain								397,234	397,234

BALANCE, June 30, 2008 - Restated	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Dividends on redeemable preferred stock						(472,850)			(472,850)
Accretion of discount on redeemable preferred stock						(450,724)			(450,724)
Stock based compensation			66,619						66,619
Forfeited stock compensation	(25,000)	(25)	(27,683)		27,708				-
Preferred stock converted to common stock	8,000	8	15,992						16,000
Net income						6,397,833			6,397,833
Adjustment to statutory reserve						(719,384)	719,384		-
Unrealized loss on marketable securities								(3,316)	(3,316)
Foreign currency translation gain								98,839	98,839

BALANCE, March 31, 2009 (unaudited)	10,508,000	$10,508	$12,777,188	$(1,210,000)	$-	$8,012,151	$2,172,163	$2,693,989	$24,455,999

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,397,833	$3,784,144
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	1,611,255	815,689
Stock-based compensation expense	66,619	-
Bad debt expense	383,581	3,136
Changes in operating assets and liabilities
Accounts receivable	(14,505,340)	7,298,441
Inventories	(538,551)	32,838
Other receivables	(998,078)	703,888
Other receivables - related parties	-	(218)
Prepayment	(83,374)	(328,836)
Accounts payable	5,365,721	(9,139,259)
Other payables	25,142	363,910
Accrued liabilities	265,272	(94,066)
Customer deposits	(155,310)	-
Taxes payable	2,389,830	385,422
Net cash provided by operating activities	224,600	3,825,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances - short term loan receivable	(1,464,500)	-
Purchase of equipment	(50,423)	(15,665)
Net cash used in investing activities	(1,514,923)	(15,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short term loan	(6,961,984)	(5,679,400)
Proceeds from short term loan	7,398,231	3,404,168
Other payables - shareholders	(117,160)	-
Preferred dividends paid	(317,649)	-
Restricted cash	246,138	751,000
Net cash provided by (used in) financing activities	247,576	(1,524,232)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,392	125,468

(DECREASE) INCREASE IN CASH	(1,040,355)	2,410,660

CASH, beginning	1,910,495	1,424,883

CASH, ending	$870,140	$3,835,543

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

On April 29, 2008, the Company executed a share exchange agreement with Xin Ao Construction Materials, Inc. (“BVI-ACM”) whereby the Company issued to the stockholders of BVI-ACM 8,809,583 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of BVI-ACM (the “Share Exchange”). Prior to the Share Exchange, and after the cancellation of 9,990,000 shares, China ACM had 1,166,667 shares of common stock issued and outstanding. After the Share Exchange, China ACM had 10,500,000 shares of common stock outstanding and the former shareholders of BVI-ACM owned 83.9% of the issued and outstanding shares. The directors and executive officers of BVI-ACM became the directors and officers of China ACM. This transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby BVI-ACM is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to April 29, 2008, are those of BVI-ACM except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

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
 (UNAUDITED)

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

While management believes that the disclosures are adequate and they included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented, the results of operations for the nine months ended March 31, 2009 and 2008 are not necessarily indicative of results for a full year. It is suggested that the information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China ACM, BVI-ACM, including its wholly-owned subsidiary China-ACMH, and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. Based upon a series of Contractual Arrangements, the Company determined that Xin Ao is a variable interest entity subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao are consolidated into the financial statements of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Asset and liability accounts at March 31, 2009 and June 30, 2008 were translated at 6.83 RMB and 6.87 RMB to $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to consolidated statements of income and cash flows for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.18 RMB to $1.00, respectively. The average translation rates applied to consolidated statements of income and cash flows for the nine months ended March 31, 2009 and 2008 were 6.83 RMB and 7.37 RMB to $1.00, respectively.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. There were no material transaction gains or losses for the three and nine months ended March 31, 2009 and 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB , which specifies that revenue is realized or realizable and earned when four criteria are met:

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

The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been injected into the location specified by the contract and accepted by the customer. The Company recognizes revenue when the goods and services are provided by the Company and are accepted by the customer.

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 to August 2009. The VAT tax collected from the Company’s customers is kept by the Company and recorded as other subsidy income.

The Company also provides manufacturing services, technical consulting services and strategic cooperation including market sharing and equipment rental with other independently owned concrete companies. The Company signs a Technical Service Agreement or Strategic Cooperation Agreement with each concrete company, which specifies all terms and conditions including prices to be charged. Once concrete products are produced by the concrete company and supplied to builders referred by the Company or cost savings are realized by use of technical solutions provided by the Company, the agreements consider the Company has rendered its service. The Company recognizes revenue and invoices the concrete companies monthly for technical service and marketing cooperation on a per-cubic-meter basis and for equipment rental on a per-mixer truck basis.

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires disclosure about the fair value of those instruments. SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurements and enhances disclosures requirements. The three levels are defined as follows:

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

As of March 31, 2009, the outstanding principal on the Company’s short term loan amounted to $4,723,893. Management concluded the carrying value of the short term loan is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.

Marketable securities, receivables and current liabilities qualify as financial instruments. Fair values were determined using Level 3. Marketable securities are carried on the consolidated balance sheets at fair value, with fair values determined by the financial institution who sold the securities. The carrying amounts reported in the balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. The Company did not identify any assets and liabilities, other than marketable securities, that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Concentration of risk

•
Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at March 31, 2009 and June 30, 2008 amounted to $630,174 and $1,795,388, respectively, of which no deposits were covered by insurance. Also, as of March 31, 2009, the Company held $666,954 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis and does not believe the concentration of cash results in a high level of risk.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

•
Major customers – As of and for the nine months ended March 31, 2009, three customers accounted for approximately 12.2% of the Company’s accounts receivable and approximately 39.9 % of the Company's sales. As of and for the nine months ended March 31, 2008, three customers accounted for approximately 28% of the Company’s accounts receivable and approximately 38% of the Company's sales.

•
Major suppliers – As of and for the nine months ended March 31, 2009, three suppliers accounted for approximately 21% of the Company’s accounts payable and approximately 35% of the Company’s purchases.  As of and for the nine months ended March 31, 2008, three suppliers accounted for approximately 28% of the Company’s accounts payable and approximately 43% of the Company’s purchases.

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

Restricted Cash

Restricted cash represents portion of the proceeds received from the June 11, 2008, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees (see Note 11). The restricted cash balance was $666,954 as of March 31, 2009.  As of June 30, 2008, the restricted cash balance was $913,092.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence or if a write down is necessary because the carrying value exceeds net realizable value. As of March 31, 2009, the Company determined no reserves for obsolescence were necessary.

Short term loan receivable

Short term loan receivable represents the loan the Company lent to a third party for cash flow purposes; the nature of the loan is short term and non-interest bearing. The term of the loan is from January 4, 2009 through May 30, 2009. As of March 31, 2009 and June 30, 2008, short term loan receivable amounted to $1,465,000 and $0, respectively.

Prepayments

The Company advances monies to certain suppliers for raw materials. These advances are interest free and unsecured.

Plant and equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with 5% residual value.

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Plant machinery	10 years
Office equipment	5 years

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in Beijing.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets of the Company are reviewed each reporting period for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment charge to reduce the related assets to their net realizable value. The Company believes no impairment exists at March 31, 2009.

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

In accordance with Accounting Principles Board (“APB”) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the preferred stock and the warrants.  The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was higher than the market price at the date of issuance and therefore no beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Income taxes

The Company is governed by the income tax laws of the PRC. The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” and FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” SFAS 109 requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the U.S., the Company did not have any provision for U.S. income taxes including any deferred income taxes, for the nine months ended March 31, 2009 and 2008.

Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  There were no deferred tax amounts as of March 31, 2009 and June 30, 2008.

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
 (UNAUDITED)

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no deferred tax assets or liabilities during the nine months ended March 31, 2009 and 2008.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the nine months periods ended March 31, 2009 and 2008.

Value added tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption from August 2005 through to August 2009.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses amounted to $0 for the three months ended March 31, 2009 and 2008.  Research and development expenses amounted to $0 and $6,029 for the nine months ended March 31, 2009 and 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
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

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises included within the scope of FASB Statement No. 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008The Company is currently evaluating the impact that SFAS 163 will have on its consolidated results of operations or consolidated financial position.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

On May 9, 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position for the nine months ended March 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company believes that the adoption of FSP EITF 99-20-1 will not have a material impact of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3 – Supplemental disclosure of cash flow information

During the nine months ended March 31, 2009 and 2008, the Company paid in cash interest in the amount of $637,124 and $151,669, respectively.

During the nine months ended March 31, 2009, the Company made an income tax payment in the amount of $146,000. There were no cash payments for income taxes for the nine months ended March 31, 2008.

Non-cash transactions

As of March 31, 2009, the Company assigned accounts receivables totaling approximately $5,800,000 as payment to suppliers whose balances were included in accounts payable.  Balances of accounts receivable and accounts payable reported on the consolidated balance sheets are net of the assignments.

As of March 31, 2008, the Company assigned accounts receivables totaling approximately $8,112,183 to the suppliers as an offset of the liability owed recorded under accounts payable. Balances of accounts receivable and payables reported on the consolidated balance sheets are net of the assignments.

As of March 31, 2009, the accretion of the discount on redeemable preferred stock amounted to approximately $450,000, and has been included in the consolidated statements of shareholders’ equity.  No balance recorded for the nine months ended March 31, 2008.

Note 4 – Marketable securities

All securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on marketable securities are included in other income or expense in the period they incurred, and when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of marketable securities are determined using the specific-identification method.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

Accounts receivable and allowance for doubtful accounts consisted of the following:

	March 31, 2009 (Unaudited)	June 30, 2008
Accounts receivable, current	$15,214,018	$9,590,410
Less: allowance for doubtful accounts, current	(357,810)	(224,924)
Net accounts receivable, current	14,856,208	9,365,486
Accounts receivable, non-current	8,194,263	5,164,067
Less: allowance for doubtful accounts, non-current	(664,503)	(411,061)
Net accounts receivable, non-current	7,529,760	4,753,006
Total accounts receivable, net	$22,385,968	$14,118,492

Note 6 – Prepayment

Prepayment was mainly cash advance to certain suppliers for raw materials purchase and prepaid expenses. These advances are interest free and unsecured. Prepayment consisted of following:

	March 31, 2009 (Unaudited)	June 30, 2008
Raw material purchase	$3,309,771	$3,195,394
Rent	586,000	-
Service	45,000	45,000
Total	$3,940,771	$3,240,394

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 7 – Plant and equipment

Plant and equipment consist of the following:

	March 31, 2009 (Unaudited)	June 30,2008
Transportation equipment	$20,370,293	$20,286,866
Plant machinery	2,236,456	1,894,585
Office equipment	55,841	43,057
Construction- in-progress	-	295,033
Total	22,662,590	22,519,541
Less: accumulated depreciation	(7,424,934)	(5,789,321)
Plant and equipment, net	$15,237,656	$16,730,220

Construction of the new plant was completed and transferred to fixed assets in August 2008.

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $539,885 and $271,330, respectively. Depreciation expense for the nine months ended March 31, 2009 and 2008 amounted to $1,611,255 and $815,689, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 8 – Short term loans

Short term loans represent amounts due to various banks, finance companies, unrelated companies with existing business relationships with the Company, and the Company’s employees, that are due on demand or within one year.  As of March 31, 2009 and June 30, 2008, the short term loans consisted of the following:

	March 31,	June 30,
	2009 (Unaudited)	2008
Loan from Huaxia Bank, effective interest rate of 7.56% per annum, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu, fully paid as of December 31, 2008.	$-	$2,918,000

Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd.	4,395,000	-

Loan from Beijing Hengxin Huaxing Auto Accessories Company, unrelated entity, non-interest bearing, fully paid as of December 31, 2008.	-	379,340

Loan from Beijing Hongda Huaxin Wujinjidian Company, unrelated company, non-interest bearing, fully paid as of December 31, 2008.	-	204,260

Loan from Beijing Sigi Qingbaosan Cement Company, unrelated company, non-interest bearing, fully paid as of December 31, 2008.	-	116,720

Loan from Xia Hua Qing, unrelated individual, non-interest bearing, fully paid as of December 31, 2008.	-	128,392

Loan from various employees, effective interest rate of 20% per annum, due upon demand, unsecured.	328,893	524,510
Total short term loans	$4,723,893	$4,271,222

Interest expense on these short-term loans amounted to $190,563 and $58,770 for the three months ended March 31, 2009 and 2008, respectively. Interest expense on short-term loans for the nine months ended March 31, 2009 and 2008 amounted to $636,907 and $206,339, respectively.

Note 9 – Related party transactions

Other payables – shareholder

Beginning in July 2007, Mr. He Weili, a 38.10% shareholder, leased an office space to the Company. For the three months ended March 31, 2009 and 2008, the Company recorded rent expense from the shareholder in the amount of $43,000 and $69,302, respectively.  For the nine months ended March 31, 2009 and 2008, the Company recorded rent expense from the shareholder in the amount of approximately $87,000 and $120,302, respectively. As of March 31, 2009 and June 30, 2008, approximately $87,000 and $84,435, respectively, remained unpaid, and is included as other payables - shareholder.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Company’s shareholders Mr. Han Xianfu and Mr. He Weili, who have 57.15% and 38.10% of ownership interests in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders are as follows:

	March 31, 2009 (Unaudited)	June 30, 2008
Han Xianfu, shareholder	$450,550	$450,550
He Weili, shareholder	313,084	429,752
Total other payable – shareholder	$763,634	$880,302

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

Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts.  During the nine months ended March 31, 2009, the Company advanced approximately $12,690,000 to this entity, and approximately $12,167,000 was repaid.  As of March 31, 2009 and June 30, 2008, approximately $790,000 and $266,000 was due from this entity, and the Company’s management expects the full amount will be collected in the near term.  Once the joint contracts are finalized and segregated, management does not expect any further advances.

Note 10 – Taxes payable

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Company was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, the Company and its subsidiaries were subject to an EIT rate of 25%.  The estimated tax savings due to this tax exemption for the nine months ended March 31, 2008, amounted to $816,413. If the income tax had been applied, for the nine months ended March 31, 2008, the basic and diluted earnings per share would have decreased by $0.09 per share.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2009 and 2008:

	2009	2008
U.S. statutory rates	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
China income taxes	25%	25%
China income tax exemption	-	(15%)
Other item (a)	3%	-
Effective income tax rates	28%	10%

(a) The 3% represents the expenses incurred by the Company that are not subjected to PRC income tax.

Taxes payable consisted of the following:

	March 31, 2009 (Unaudited)	June 30, 2008
Income taxes payable	$3,448,588	$1,072,747
Other	19,709	490
Total taxes payable	$3,468,297	$1,073,237

Note 11 – Shareholders’ equity

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses.  $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction. These offering costs approximating $602,500 were charged to additional paid-in capital.

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

Following is a summary of the status of warrants outstanding:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$ 2.40	1,750,000	4.32 years
$ 2.40	245,000	4.32 years
Total	1,995,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Following is a summary of the warrants activity:

Outstanding as of June 30, 2007	-
Granted	1,995,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	1,995,000

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

Pursuant to an escrow agreement signed between the Company, Maxim and the investors on June 11, 2008, the Company placed a total of $930,000 in an escrow account with the Company’s legal counsel, $630,000 of which will be used for the payment of dividends on the preferred stock which the Company shall be obligated to replenish each year prior to the year’s end, and $300,000 of which will be used for the payment of investor relation fees. As of March 31, 2009, restricted cash balance amounted to $666,954.

Pursuant to the Make Good Escrow agreement, signed between the Company, American Stock Transfer Trust Company, the shareholders Han Xianfu and He Weili, and the investors on June 11, 2008, the shareholders agreed to transfer a total of 3,500,000 shares of common stock into the name of the escrow agent if the Company fails to meet certain performance thresholds: (1) $5,200,000 of net income (calculated on a pre-tax basis solely with respect to 2008) for 2008; (2) $9,000,000 of net income for 2009; (3) net income equal or greater than the Company's net income for 2009, for 2010. The Company has determined that the threshold for the period ended March 31, 2009 has been met.

On May 1, 2008, the Company issued 25,000 common shares to a Company executive, par value $0.001 for services the executive renders to the Company.  On July 31 2008, the executive terminated his employment with the Company, and the 25,000 shares were returned to the Company, and cancelled as of March 31, 2009.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

On October 3, 2008, the Company entered into a one-year agreement with one of the members of the Company’s board of directors. In connection with the agreement, the Company granted an aggregate of 50,000 options at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the terms of the agreement.

On December 1, 2008, the company entered into a three-year agreement with the Company’s Chief Financial Officer. In connection with the employment, the Company granted total of 200,000 options. The option consists of four equal tranches of 50,000 options, with the first tranche of 50,000 options with an exercise price of $3.00, the second tranche of 50,000 options with an exercise price of $3.50, the third tranche of 50,000 with an exercise price of $4.00, and the fourth tranche of 50,000 options with an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve-month period of the agreement.

The Company valued the stock options by the Cox-Ross-Rubinstein (“CRR”) binomial model with the following weighted-average assumptions:

	Expected		Expected	Dividend	Risk Free	Grant Date
	Term (years)		Volatility	Yield	Interest Rate	Fair Value

Chief Financial Officer	6.25		75%	0%	1.16%	$3.00

Director	5.31	years	75%	0%	1.41%	$2.90

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2007	-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	250,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Weighted average exercise price
$2.90	50,000	9.52	$2.90	12,500	$-
3.00	50,000	9.67	-	-	-
3.50	50,000	9.67	-	-	-
4.00	50,000	9.67	-	-	-
4.50	50,000	9.67	-	-	-
$3.58	250,000		$2.90	12,500	$-

As of March 31, 2009, there was approximately $353,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

For the three and nine months ended March 31, 2009, the Company recognized approximately $40,000 and $67,000 respectively as compensation expenses for its stock option plan.  For the three and nine months ended March 31, 2008, there was no such compensation expense for the Company’s stock options.

Note 12 – Contribution receivable

Further, pursuant to BVI-ACM’s establishment of China-ACMH in November 2007, BVI-ACM was required to pay 15% of $5,000,000 by February 22, 2008, and the remaining balance by November 22, 2009, in accordance with the laws of the PRC.

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital of the Company. Contemporaneously, China-ACMH made a payment of $5,000,000 and BVI-ACM made a payment of $100 to the Company. As of March 31, 2009, a contribution receivable in the amount of $1,210,000 remains unpaid.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Contribution receivable consisted of the following:

	Xin Ao	CHINA-ACMH	BVI-ACM	Total
Balance, June 30, 2007	$8,470,000	$5,000,000	$100	$13,470,100
Less: contribution received	-	(750,000)	(100)	(750,100)
Less: distribution to offset contribution receivable	(7,260,000)	-	-	(7,260,000)
Balance, March 31, 2008 (unaudited)	1,210,000	4,250,000	-	5,460,000
Less: contribution received	-	(4,250,000)	-	(4,250,000)
Balance, June 30, 2008 - restated	1,210,000	-	-	1,210,000
Less: contribution received	-	-	-	-
Balance, March 31, 2009 (unaudited)	$1,210,000	$-	$-	$1,210,000

Note 13 – Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $4,970,050 and $5,650,808 as of March 31, 2009 and June 30, 2008.

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

Note 14 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31, 2009 and 2008:

Basic earning per share	2009	2008
Net income available to common shareholders	$1,988,549	$1,305,429
Weighted average shares outstanding-Basic	10,525,200	8,809,583
Earnings per share-Basic	$0.19	$0.15

Diluted earning per share
Net income available to common shareholders	$1,988,549	$1,305,429
Add: Dividends on preferred stock	155,200	-
Add: Accretion on preferred stock	150,241	-
Net income for diluted EPS	$2,293,990	$1,305,429
Weighted average shares outstanding-Basic	10,525,200	8,809,583
Preferred stock	3,496,632	-
Weighted shares outstanding-Diluted	14,021,832	8,809,583
Earning per share-Diluted	$0.16	$0.15

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation for the nine months ended March 31, 2009 and 2008:

Basic earning per share	2009	2008
Net income available to common shareholders	$5,474,258	$3,784,144
Weighted average shares outstanding-Basic	10,525,066	8,809,583
Earnings per share-Basic	$0.52	$0.43

Diluted earning per share
Net income available to common shareholders	$5,474,258	$3,784,144
Add: Dividends on preferred stock	472,850	-
Add: Accretion on preferred stock	450,723	-
Net income for diluted EPS	$6,397,831	$3,784,144
Weighted average shares outstanding-Basic	10,525,066	8,809,583
Preferred stock	3,499,015	-
Weighted shares outstanding-Diluted	14,024,081	8,809,583
Earning per share-Diluted	$0.46	$0.43

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of March 31, 2009, two thousands of the preferred stock had been converted into eight thousands of common stock. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the three months and the nine months ended March 31, 2009, 1,995,000 warrants and 12,500 stock options at an exercise price of $2.40 and $2.90 per share were excluded in the diluted EPS calculation because of their anti-dilutive effect.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 15 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension, for the nine months ended March 31, 2009 and 2008 were immaterial.

Note 16 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2007 to September 30, 2010 with monthly payment of $14,426.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2007 to June 2009 with annual payment of $197,245. On January 8, 2009, the Company entered into a lease agreement for a manufacturing plant with an unrelated party from January 8, 2009 to January 7, 2014 with annual payment of $732,500. Total operating lease expense for the three months ended March 31, 2009 and 2008 was $92,705 and $109,126, respectively. Total operating lease expense for the nine months ended March 31, 2009 and 2008 was $277,884 and $251,027, respectively, and is included in selling, general, and administrative expenses. Future minimum annual lease payments under noncancellable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2009	$275,785
2010	929,894
2011	732,500
2012	732,500
2013	732,500
Thereafter	366,250

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 17 – Commitments and contingencies

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

Following is the summary of the current litigation:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 31, 2009, the Company has not received the payment from Boda, and management has estimated that the collectability of the receivable is deemed low.  Therefore, the consolidated financial statements do not reflect this amount.

Registration Rights

In connection with the private placement on June 11, 2008, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the preferred stock and exercise of the warrants, as defined. In accordance with FSP EITF 00-19-2, registration rights penalties should be accounted for under SFAS 5, “Accounting for Contingencies,” in that it should be recorded when it is probable that penalties will be incurred and it can be reasonably estimated. If at the time of issuance it appears that any penalties are probable, they should be accrued as part of the allocation of the initial proceeds received. The Company determined that it was not probable at inception on June 11, 2008.  However, as of March 31, 2009, management determined that penalties for late registration effectiveness in the amount of $140,000 had been incurred and was paid based on the contract in connection with the private placement. The Company believes that there should be no additional penalties because the registration statement was declared effective in January, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of China Advanced Construction Materials Group, Inc. (“China ACM”) for the nine months ended March 31, 2009 and 2008, should be read in conjunction with the selected consolidated financial data, China ACM’s consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Together with our subsidiaries, we are an advanced ready-mix concrete provider in the Beijing area with an estimated market share of 6.8% in the open tendered ready-mix concrete market in Beijing, based on our production value compared to the value of the entire ready-mix concrete market in Beijing. Our management believes that we have the ability to capture a much greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.  Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the recently announced $586 billion infrastructure stimulus packages by the Chinese government, which will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure.

In fiscal year 2007 and in the first half of fiscal year 2008, we solely operated out of one plant, which has an operating capacity of 768,000 cubic meters. Starting the second half of fiscal year 2008, we entered manufacturing services, technical consulting and marketing cooperation agreements with several independently owned mixture stations, pursuant to which, we are paid certain percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the restriction of our station’s geographical location.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. In the nine months ended March 31, 2009, our top ten customers’ sales accounted for 70.3% of all sales revenue; our three largest customers accounted for sales of 12.8%, 11.3%, and 9.1%, respectively.

Experienced Management. Management’s technical knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.

Innovation Efforts. We strive to produce the most technically and scientifically advanced products to our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the parties, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge.  At present, no payments have been made by us under the agreement.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of concrete	$6,544,484	$6,790,646	$16,382,049	$19,841,164
Manufacturing services	1,304,615	-	5,301,154	-
Technical services	431,456	-	1,471,583	-
Mixer rental	995,939	-	1,992,520	-
Marketing cooperation	32	-	94,167	-
Total revenue	9,276,526	6,790,646	25,241,473	19,841,164
Cost of revenue
Cost of concrete sales	4,592,863	4,988,211	12,147,067	15,538,513
Manufacturing services	510,268	-	1,803,356	-
Technical services	22,059	-	119,742	-
Mixer rental	265,442	-	602,485	-
Marketing cooperation	13	-	38,720	-
Total cost of revenue	5,390,645	4,988,211	14,711,370	15,538,513
Gross profit	3,885,881	1,802,435	10,530,103	4,302,651
Selling, general and administrative expenses	809,777	404,692	2,079,257	1,033,958
Other income, net	159,365	330,207	463,694	937,972
Income before provision for income taxes	3,235,469	1,727,950	8,914,540	4,206,665
Income taxes	941,477	422,521	2,516,707	422,521
Net income	2,293,992	1,305,429	6,397,833	3,784,144
Dividends and accretion on redeemable preferred	305,443	-	923,575	-
Net income available to Common shareholders	$1,988,549	$1,305,429	$5,474,258	$3,784,144

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of concrete	70.5%	100.0%	64.9%	100.0%
Manufacturing services	14.1%	-	21.0%	-
Technical services	4.7%	-	5.8%	-
Mixer rental	10.7%	-	7.9%	-
Marketing cooperation	0.0%	-	0.4%	-
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Cost of sales	49.5%	73.5%	48.1%	78.3%
Manufacturing services	5.5%	-	7.1%	-
Technical services	0.2%	-	0.5%	-
Mixer rental	2.9%	-	2.4%	-
Marketing cooperation	0.0%	-	0.2%	-
Total cost of revenue	58.1%	73.5%	58.3%	78.3%
Gross profit	41.9%	26.5%	41.7%	21.7%
Selling, general and administrative expenses	8.7%	6.0%	8.2%	5.2%
Other (expense) income, net	1.7%	4.9%	1.8%	4.7%
Income before provision for income taxes	34.9%	25.4%	35.3%	21.2%
Income taxes	10.2%	6.2%	10.0%	2.1%
Net income	24.7%	19.2%	25.3%	19.1%
Dividends and accretion on redeemable preferred	3.3%	-	3.7%	-
Net income available to common shareholders	$21.4%	$19.2%	$21.7%	$19.1%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, marketing cooperation services, and mixer rental. For the three months ended March 31, 2009, we generated revenue of $9,276,526, a 36.6% or $2,485,880 increase from revenue of $6,790,646 during the same period of 2008. We generated concrete revenue of $ 6,544,484 for the quarter ended March 31, 2009, a decrease of $ 246,162 in revenue or 3.6% compared to the same period last year.  During the quarter, we continued to supply concrete products to four railway projects located outside Beijing area through our portable plants, specifically the Suzhou and Danyang sections of the Beijing-Shanghai high-speed railway project, the East Datong-Gudian connection railway project and, Zhumadian railway project. These four projects contributed $1,304,615 to our total revenue for the quarter. For these railway projects, the general contractors supplied their own raw materials, electricity, and water usage and we provided manufacturing and transportation services. The company did not provide manufacturing services for the same quarter last year. Additionally, technical consulting services generated revenue of $431,456 for the quarter ended March 31, 2009. During the quarter, we generated revenues of $995,939 from our mixer truck rental. Our management had focused on mixer truck rental activities owing to the limitation on production activities during the winter. We had no activities on marketing cooperation agreements during the quarter.  The marketing cooperation agreement is generally done with several concrete producers where we were paid a minimum of RMB 5 per cubic meter for projects we refer to them due to restriction of our station’s geographical location. The company did not provide technical consulting services, mixer truck rental, and marketing cooperation agreement for the same quarter last year. We believe our sales revenue will continue to grow as the Chinese government announced its 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese’s government’s railroad project plans, which is expected to cost a total of $730 billion through 2020. We will be the direct beneficiary of transport and infrastructure build-out from China’s stimulus package.  We will also continue to expand our business into additional geographical markets due to our strong relationship with major contractors in China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $5,390,645 for the three months ended March 31, 2009 as compared to $4,988,211 for the three months ended March 31, 2008, an increase of $402,434 or 8.1%.  The increase on cost of revenue is due primarily to increase in revenue of 36.6% compared to the same period in 2008. The percentage of cost of revenue has decreased significantly compared to the percentage of increase in revenue. As previously discussed, we continued to work on the four railway projects during the quarter ended March 31, 2009, the costs of which did not include raw material, water, and electricity, as such costs were paid directly by the projects’ general contractors. During the quarter, we have continued to enter concrete manufacture service and technical service contracts which have lower cost of revenue and higher gross margins and continued to engage in mixer rental, which is a source of revenue that we were not engaged during the same period in 2008.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Overall gross profit was $3,885,881 for the three months ended March 31, 2009 as compared to $1,802,435 for the three months ended March 31, 2008, representing gross margin of approximately 41.9% and 26.5%, respectively. The gross profit for sale of concrete was $1,951,621 or 29.8% for the quarter compared to $1,802,435 or 26.5% for the same period last year, an increase of $149,186 or 8.3%. The gross profit on our manufacturing services was $794,347 or 60.9% for the quarter and technical services was $409,397 or 94.9% for the quarter.  The higher gross margin on manufacturing services reflects the fact that cost of the four railway projects did not include raw materials, water, and electricity that were supplied directly by the projects’ general contractors. The higher gross margin is also attributable to more profitable technical services and mixer rental during the quarter. The gross profit on mixer rental services was $730,497 or 73.3% for the quarter. We will continue to expand our manufacturing and technical services throughout our market areas, as these services produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $809,777 for the three months ended March 31, 2009, an increase of $405,085 or 100%, as compared to $404,692 for the three months ended March 31, 2008. The increase is primarily due to increased legal fees, auditing and accounting expenses, investor relation and other professional expenses after the reverse merger and financing, as well as additional salary expenses and bad debt accrual incurred during the quarter.

Other Income (Expenses). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $159,365 for the three months ended March 31, 2009 as compared to net other income of $330,207 for the three months ended March 31, 2008, a decrease in net other income of $170,842 or 51.7%. The decrease in net other income is partly due to receiving of value added tax exemption from the government offset by increase in interest expense and other non-operating expense. We had interest expenses of $194,200 for the three months ended March 31, 2009 as compared to $67,963 for the three months ended March 31, 2008, an increase of $126,237. The increase is contributing to higher interest expense on short-term loans for the three months ended March 31, 2009, and financial leverage as compared to the same period last year. The decrease was also due to an additional $87,500 of liquidated damages incurred during the quarter to preferred stock investors as a result of late registration effectiveness under our private placement agreement.

Provision for Income Taxes. Provision for income taxes amounted to $941,477 and $422,521 for the three months ended March 31, 2009 and 2008, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company is subject to 25% income tax. The Company’s income tax has increased as a result of its earning from manufacture and technical services as well as mixer rental and marketing cooperation that were introduced in July, 2008 and their high gross margin improvements from these service sectors.

Net Income. We generated net income of $2,293,992 for the three months ended March 31, 2009 as compared to $1,305,429 for the three months ended March 31, 2008, an increase of $988,563 or 75.7%. The increase in net income is attributable to higher overall gross revenue, higher gross profit on the four railway projects, technical service and rent income of mixer trucks as well as appreciating of RMB against USD as all of our revenues were generated in PRC, partially offset by higher general and administrative expenses and interest expenses after the reverse merger and financing in addition to the 25% income tax that we became subject to on manufacture, technical, and other services we provided this quarter. There were no such services from the same quarter last year. Our net margin increased from 19.2% for the three months ended March 31, 2008 to 24.7% for the three months ended March 31, 2009 due to higher margin we realized on the four railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves, as well as greater profitability from the rent of mixer trucks and technical service contracts performed during the quarter. Our management believes that our profits will continue to increase as we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability.

Dividends and accretion on redeemable preferred stock.  The increase of $305,443 compared to the three months ended March 31, 2008 is due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $155,200 and accretion of discount on the preferred stock of $150,243.

Comparison of Nine Months Ended March 31, 2009 and 2008

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting, marketing cooperation services, and mixer rental. For the nine months ended march 31, 2009, we generated revenue of $25,241,473 compared to $19,841,164 during the same period of 2008, an increase of $5,400,309 or 27.2%. During the nine months surrounding the Olympic Games held in August in Beijing, our primary area of operation, all construction within the 5th ring expressway surrounding the city was halted and delayed until after the Olympics. In anticipation of this work stoppage and in an attempt to counter any adverse effect such an event could have on our operations, we focused efforts during this time to expanding the geographic area of our operations, providing manufacture services and technical consulting services to other companies as well as renting our equipment to other companies. Our sales revenue increased as the construction industry in Beijing returned back to full scale following the Olympics. As a result, our concrete revenue decreased $3,459,115 or 17.4 % compared to the same period last year. During the nine months period ended March 31, 2008, we continued to supply concrete products to four railway projects located outside Beijing area through our portable plants, specifically the Suzhou and Danyang sections of the Beijing-Shanghai high-speed railway project, the East Datong-Gudian connection railway project, and Zhumadian railway project. These four projects contributed $5,301,154 to our total revenue for the nine months ended March 31, 2009. For these railway projects, the general contractors supplied their own raw materials and we provided manufacturing and transportation services. Additionally, technical consulting services generated revenue of $1,471,583 during the nine months. During the nine month period ended March 31, 2009, we also rented our mixer trucks to mixture stations located outside the 5th ring expressway of Beijing, which generated revenues of $1,992,520, and we entered into marketing cooperation agreements with several concrete producers under which we were paid a minimum of RMB 5 per cubic meter for projects we refer to such producers because of our station’s geographical location, which generated revenue of $94,167. We believe our sales revenue will continue to grow as the Chinese government announced its 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 well as the Chinese government’s railroad project plans which are expected to cost a total of $730 billion through 2020. We will be a direct beneficiary of transport and infrastructure build-out from China’s stimulus package. We will also continue to expand our business into additional geographical markets due to our strong relationship with major contractors in China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $14,711,370 for the nine months ended March 31, 2009 as compared to $15,538,513 for the nine months ended March 31, 2008, a decrease of 5.3% or $827,143.  The decrease on cost of revenue is due to decrease in sales of concrete revenue of 17.4% as a result of Olympic event restriction and by low cost of revenue on manufacture and technical services as well as other services compared to the same period in 2008. The cost of revenue has decreased significantly compared to the percentage of increase in revenue. As previously discussed, we continued to work on the four railway projects for the nine months ended March 31, 2009, the costs of which did not include raw material, water and electricity, as such costs were paid directly by the projects’ general contractors. We also continued to enter concrete technical and marketing cooperation service contracts which have higher gross margins and continued to engage in mixer rental during the quarter, which was a source of revenue that we were not engaged during same period in 2008.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Gross profit was $10,530,103 for the nine months ended March 31, 2009 as compared to $4,302,651 for the nine months ended March 31, 2008, representing gross margin of approximately 41.7% and 21.7%, respectively. The gross profit for sale of concrete was $4,234,982 or 25.9% for the nine months ended march 31, 2009 compared to $4,302,651 or 21.7% for the same period last year, a decrease of $67,669 or 1.6%. The gross profit on our manufacturing services was $3,497,798 or 66.0% for the nine months ended March 31, 2009. The higher gross margin reflects the fact that cost of the four railway projects did not include raw materials that were supplied directly by the projects’ general contractors. The higher gross margin is also attributable to more profitable technical services and marketing cooperation contracts we performed, as well as mixer rental during the nine month ended March 31, 2009.  We will continue to expand our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $2,079,257 for the nine months ended March 31, 2009, an increase of 101.1% or $1,045,299, as compared to $1,033,958 for the nine months ended March 31, 2008. The increase is primarily due to increased legal fees, auditing and accounting expenses, investor relations and other professional expenses following our reverse merger and financing, as well as additional bad debt expense recognized during the nine months ended March 31, 2009.

Other Income (Expenses). Our other income (expenses) consists of valued added tax exemption from the government, financial income (expenses) and other non-operating income (expenses). We had net other income of $463,694 for the nine months ended March 31, 2009 as compared to net other income of $937,972 for the nine months ended March 31, 2008, a decrease in net other income of $474,278 or 50.6%. The decrease in net other income is partly due to receiving of value added tax exemption from the government offset by increase in other non-operating expense and interest expense. We had interest expenses of $640,544 for the nine months ended March 31, 2009 as compared to $215,532 for the nine months ended March 31, 2008, an increase of $425,012. The increase is contributing to higher interest expense on short-term loans for the nine months ended March 31, 2009, and financial leverage as compared to the same period last year. The increase was also due to a non-operating expense of $140,000 for liquidated damages we paid to preferred stock investors as a result of late registration effectiveness under our private placement agreement.

Provision for Income Taxes. Provision for income taxes amounted to $2,516,707 and $422,521 for the nine months ended March 31, 2009 and 2008, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company is subject to 25% income tax.  Therefore, the total income taxes incurred for the nine month ended March 31, 2009 comprised of nine month tax activities compared to three month tax activities for same period in 2008.

Net Income. We had net income of $6,397,833 for the nine months ended March 31, 2009 as compared to $3,784,144 for the nine months ended March 31, 2008, an increase of 69.1% or $2,613,689. The increase in net income is attributable to higher gross profit on the four railway projects, technical services, marketing cooperation contracts, and rent income of mixer trucks, as well as the appreciation of the of RMB against the USD as all of our revenues were generated in PRC, partially offset by higher general and administrative expenses and interest expenses after the reverse merger and financing in addition to the 25% income tax that we became subject to in January 2008. Our net margin increased from 19.1% for the nine months ended March 31, 2008 to 25.3% for the nine months ended March 31, 2009 due to higher margin we realized on the four railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves as well as greater profitability from the rent of mixer trucks and technical service and marketing cooperation contracts performed during the nine months ended March 31, 2009. Our management believes that our profits will continue to increase as we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which will further lower our costs and provide even greater profitability

Dividends and accretion on redeemable preferred stock.

The increase of $923,575 compared to the nine months ended March 31, 2008 is due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $472,850 and accretion of discount on the preferred stock of $450,725.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $870,140 and restricted cash of $666,954. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

	Summary of Cash Flow Statements

	Nine Months Ended
	March 31,
	(Unaudited)	(Unaudited)
	2009	2008
Net cash provided by operating activities	$224,600	$3,825,089
Net cash used in investing activities	(1,514,923)	(15,665)
Net cash provided by (used in) financing activities	247,576	(1,524,232)
Effect of foreign currency translation on cash and cash equivalents	2,392	125,468
Net (decrease) increase in cash and cash equivalent	$(1,040,355)	$2,410,660

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of Nine Months Ended March 31, 2009 and 2008

Net Cash Provided by Operating Activities. Net cash provided in operating activities totaled $224,600 for the nine months ended March 31, 2009 as to net cash provided by operating activities of $3,825,089 for the nine months ended March 31, 2008. The decrease in net cash provided by operating activities was primarily due to increases in accounts receivable, other receivables, and inventory of raw materials, partially offset by deferred payment of cash on tax and accounts payable during the nine months ended March 31, 2009. We expect our cash flow from operating activities to improve as the construction industry in Beijing accelerates following the Olympic Games, and we strengthen our efforts to negotiate more favorable terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $1,514,923 for the nine months ended March 31, 2009 and $15,665 for the nine months ended March 31, 2008. The cash was primarily used for a disbursement of short term loan and purchase of new equipment and for construction in progress.

Net Cash Provided by/used in Financing Activities. Net cash provided by financing activities totaled $247,576 for the nine months ended March 31, 2009 as compared to net cash used in financing activities of $1,524,232 for the nine months ended March 31, 2008. The reason for the increase in cash provided by financing activities was due to short-term loans of $4,395,000 (RMB 30 million) from Beijing International Trust & Investment Co., due July 15, 2009 and $2,930,000 (RMB 20 million) from Huaxia Bank, due November 16, 2008, partially offset by repayment of short-term loans from Huaxia Bank for $5,868,000 (RMB 40 million), and from employees and unrelated companies for $1,028,634 (RMB 7,030,000) offset by dividend paid to our preferred stock owners. The net proceeds from the loans will be used for building plant, purchasing concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.  As of March 31, 2009, we had cash of $870,140 as compared to $1,910,495 as of June 30, 2008. This decrease was due primarily to increase in net short-term borrowings and deferred payment of payable offset by increase in accounts receivable.

We believe that we can meet our liquidity and capital requirements in 2009 from a variety of sources. These include present capital resources, internally generated cash, short-term borrowings from both related parties and financial institutions, and future equity financings.

Loan Facilities

We had a total of $4,723,893 and $4,271,222 outstanding on loans and credit facilities as of March 31, 2009 and June 30, 2008, respectively. The loans consisted of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Loan from Huaxia Bank, with effective annual interest rate of 7.5555%, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu	$-	$2,918,000
Loan from Beijing International Trust Co, Ltd. with effective annual interest rate of 15%, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd	4,395,000	-
Loan from unrelated company Beijing Hengxin Huaxing Auto Accessories Company, with no interest, fully paid.	-	379,340
Loan from unrelated company Beijing Hongda Huaxin Wujinjidian Company, with no interest, fully paid.	-	204,260
Loan from unrelated company, Beijing Sigi Qingbaosan Cement Company, with no interest, fully paid.	-	116,720
Loan from unrelated individual Xia Hua Qing, with no interest, fully paid.	-	128,392
Loan from various employees, with effective annual interest rate of 20%, due upon demand, unsecured.	328,893	524,510
Total short term loans	$4,723,893	$4,271,222

Total interest expense on short-term loans for the nine months ended March 31, 2009 and 2008 amounted to $636,907 and $215,532, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of March 31, 2009:

		Payment due in year ended June 30,
	Total	2009	2010	2011	Thereafter
Long term debt obligations	-	-	-	-	-
Capital commitment	-	-	-	-	-
Operating lease obligations	$3,769,429	$275,785	$929,894	$732,500	$1,831,250
Purchase obligations	-	-	-	-	-
Total	$3,769,429	$275,785	$929,894	$732,500	$1,831,250

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

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”). The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009. For the nine months ended March 31, 2009 and 2008, $1,300,992 and $1,190,159, respectively, was recognized as other subsidy income from VAT taxes collected.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position for the nine months ended March 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The Company believes that the adoption of FSP EITF 99-20-1 will not have a material impact of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The current staff in the Company’s accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company.  Therefore, the Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

In order to correct the foregoing deficiencies, we have hired an independent director to focus on our internal controls and procedures.  We have also established an internal audit department to assist the independent director in developing internal audit functions and procedures.  In an attempt to fully in comply with the Sarbanes-Oxley Act of 2002, in March 2009 we retained Ernst &Young to perform SOX implementation for us, which process began  shortly thereafter.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chin Hsiao
Chin Hsiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)