Form 10-K
period 2009-06-30
China Advanced Construction Materials Group, Inc
filed 2009-09-28
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-141568

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8468508
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1515 Broadway, 11th Floor
New York, NY	10036
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: +86 10 82525361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

As of September 18, 2009 there were 11,548,710 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

i

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;

•	“BVI” are references to the British Virgin Islands

•
“China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI-ACM and China-ACMH, as well as Xin Ao, but do not include the stockholders of China Advanced;

•	“BVI-ACM” are references to Xin Ao Construction Materials, Inc.

•	“China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.;

•	“Xin Ao” are references to Beijing Xin Ao Concrete Co., Ltd.;

•	“RMB” are references to the Renminbi, the legal currency of China; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the market for our products and services;

•	our expectations regarding the continued growth of the building materials market;

•	our beliefs regarding the competitiveness of our services;

•	our expectations regarding the expansion of our manufacturing operations;

•	our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;

•	our future business development, results of operations and financial condition; and

•	competition from other building materials manufacturers.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to the registration statement of which this report is a part, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ii

PART I

Item 1.        Business

Our Corporate Structure

We own all of the issued and outstanding capital stock of Xin Ao Construction Materials, Inc., or BVI-ACM, a British Virgin Islands corporation, which in turn owns 100% of the outstanding capital stock of Beijing Ao Hang Construction Materials Technology Co., Ltd., or China-ACMH, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Beijing Xin Ao Concrete Co., Ltd., or Xin Ao, a company incorporated under the laws of China, and its two shareholders, in which China-ACMH effectively took over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate Xin Ao for an annual fee in the amount of Xin Ao's yearly net profits after tax. Additionally, Xin Ao's shareholders have pledged their rights, titles and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH's rights to control and operate Xin Ao, Xin Ao's shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao through an Option Agreement.

The following chart reflects our organizational structure as of the date of this 10K.

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

 On July 8, 2005, the Board of Directors of Xin Ao increased its registered capital from approximately $3,630,000 (RMB30 million) to $12,100,000 (RMB100 million) through the use of Xin Ao’s undistributed profits. The percentage of the shareholders did not change and the registered capital contributed by Boya Fangyuan had increased from approximately $2.9 million (RMB23.7 million) to $9.6 million (RMB79 million) and by Jia Shi Long Teng had increased from approximately $762,300 (RMB6.3 million) to $2.5 million (RMB21 million). On the same day, Xin Ao had an ownership change with Boya Fangyuan transferring 50% of its 79% ownership, which was approximately $6.05 million (RMB50 million) of registered capital to Mr. Han Xianfu and Jia Shi Long Teng transferring 1% of its 21% interest to Mr. Han Xianfu. In December 2005, Jia Shi Long Teng transferred its remaining 20% ownership in Xin Ao to Boya Fangyuan. On August 27, 2007, Boya Fangyuan transferred its 9% to Mr. Han Xianfu and 40% to Mr. He Weili.  Approximately $1.2 million of Xin Ao’s registered capital remains unpaid by its shareholders as of June 30, 2009.  Pursuant to applicable PRC rules and regulations, registered capital should be paid within two years after issuance of a business license.  Failure to pay such registered capital could result in imposition of monetary fines or penalties as well as restriction or revocation of the business license, however Xin Ao has received no notice from any governmental entity of the imposition of any such penalties. Xin Ao plans to fund the remaining registered capital from its unrestricted retained earning in October 2009.

As discussed above, on November 28, 2007, China-ACMH entered a series of contractual arrangements with Xin Ao and its shareholders pursuant to which China-ACMH effectively assumes control over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao.

Through China-ACMH, BVI-ACM operates and controls Xin Ao.  BVI-ACM used the contractual arrangements to acquire control of Xin Ao, instead of using a complete acquisition of Xin Ao’s assets or equity to make Xin Ao a wholly-owned subsidiary of BVI-ACM, because (i) new PRC laws effective as of September 8, 2006, governing share exchanges with foreign entities, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC law requires Xin Ao to be acquired for cash, and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC law.

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

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with BVI-ACM as the acquirer and TJS Wood Flooring, Inc. as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of BVI-ACM on a consolidated basis unless the context suggests otherwise.

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

OUR BUSINESS

Overview

We are a producer of advanced ready mix concrete materials in China. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

We are able to meet the stringent environmental and technical needs of the Chinese construction market. The types of projects that we provide concrete for include large express railways, bridges, tunnels, skyscrapers, dams, and nuclear reactor infrastructure projects that many competitors are not able to produce due to technical difficulties, resource and information limitations. Recent projects for which we have acted as a leading concrete and structural materials provider include the new CCTV broadcasting site in Beijing, the Beijing-Tianjin Intercity Rail/Beijing South Railway Station, the Beijing Olympic Park Conference Center, Financial Street F2 Office Building, DongGuan Bridge Project, MaJuQiao Residential Project, US Embassy in Beijing, French Embassy in Beijing, Beijing Railway Control Center, and various national express railway projects all over the China.

Our Industry

According to Global Insight, a leading provider of global economic and financial intelligence, the global construction market will be slowed further in 2009 with an increase of less than 2% and some regional markets such as the North American market may even experience a decline of up to approximately 9%. The global construction market is expected to experience a slow recovery after 2011.  Despite the global construction market problems, the Chinese construction market has been maintaining a double digit increase over the past 10 years, which makes it one of the most dynamic markets in the world.

China is among the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware. According to the Industrial Ceramics, Vol. 27, February 2007, total revenues for the Chinese construction materials market in 2006 was approximately $171.5 billion.” and “[i]t is estimated that the total production value will reach $294.8 billion by 2011, an average annual growth rate of 11.4%. (Industrial Ceramics, Vol. 27, February 2007,” page 142). This information is publicly available at www.technagroup.it/sample_IC.pdf.  According to the National Development and Reform Commission, or NDRC, profits by companies in the construction materials market in China during the first five months of 2009 were approximately $6.16 billion, representing an increase of 13.7% over the same period in 2008.  The “Year 2009 First Five Months Construction Material Industry Sector Analysis” is provided by the National Development and Reform Commission (NDRC). The Chinese version of this information is publicly available on NDRC’s website at  http://yxj.ndrc.gov.cn/gjyx/cyyxdt/t20090722_292050.htm.

Construction Demand in China

According to the evaluation by Research Institute of Investment, National Development and Research Commission, China’s economic stimulus package, valued RMB 4 trillion, has had a material impact on the construction industry, contributing to a growth in the construction industry of approximately RMB 594 billion in 2009. According to data prepared by the National Bureau of Statistics of China, from January to April this year, urban fixed assets investment reached RMB3.7082 trillion, up 30.5 percent year by year. Driven by a series of policies on keeping growth and expanding domestic demand, we believe that the construction industry in China will continue to grow.

In November 2008, China launched a RMB 4 trillion (approximately US$593 billion) fiscal stimulus package to bolster the economy. The stimulus package will be used to finance programs, over the next two years in 10 major areas, such as low-income housing, rural infrastructure, water, electricity, transportation, the environment, technological innovation and rebuilding disaster struck areas. The economic stimulus package passed by China's State Council in November 2008 focuses on infrastructure projects such as new railways, roads, and airports. The country plans to double its investment in railways to about RMB 600 billion (approximately US $87.8 billion) this year according to the Ministry of Railways. Part of the new funds will go to building 5,148 km of new lines, including five passenger-only high-speed lines this year. The ministry also plans to start 70 other new projects this year, which will cost RMB 1.5 trillion (approximately US $219.6 billion) by the time they are finished. By 2012 China is expected to have 110,000 km of rail lines, including 13,000 km of passenger routes, of which, many will be high-speed railways allowing trains to run between 200 and 350 km an hour. Chinese version available at http://www.concrete365.com/news/2009/7-20/H142630705.htm).

The Chinese Construction industry accounted for approximately 20% of the nominal gross domestic product (GDP), contributing RMB 6,114 billion in 2008. China is expected to have the world’s highest construction output growth rate in 2009 and the world’s highest GDP growth rate in 2009. The government stimulus package has helped to fuel this growth in construction and infrastructure development. Concrete product producers will remain the largest market for cement in China, accounting for approximately 40% of all cement consumption in 2010. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such massive projects as the South-North Water Diversion — designed to redirect water to the northern plains from Central and South China. This project, scheduled for completion in 2050, will result in annual cement consumption of over one million metric tons.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue to 2030 as up to 400 million citizens are expected to move into urban areas.

China’s Cement & Concrete Demand

In the past four months, the country's cement output rose 13 percent from the same period of 2008. The year to year growth was 3.1 percentage points larger than that of a year ago. “Demand for cement in China is forecast to rise 6.0 percent annually through 2012 to 1.8 billion metric tons. Growth will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology will also help stimulate sales by improving the quality of the product. Blended cements will account for about 90 percent of total sales in 2012, reflecting the versatility of these types across a range of construction applications, as well as their performance and/or price benefits over competitive cements. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. The Central-East is expected to remain the largest cement market in China through 2012, fueled by increases in regional construction expenditures. However, the cement markets in the Northwest and Southwest will grow at the fastest pace, benefiting from the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in the Central- North is also expected to perform above the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin.” (from Business Wire).

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. China’s cement consumption amounted to approximately 44% of global demand in 2008 and will be greater than current combined consumption of India and the U.S. by 2010. According to the National Development and Reform Commission, companies in the construction materials market in China recognized a 92.6% increase in profits from 2005 to 2006. The government’s continued efforts to modernize the country’s infrastructure are exemplified by such projects as the South-North Water Diversion. At the present rate, it is presumed that China will continue to be an important player in the global construction materials marketplace for at least the next two decades.

As a result of the government stimulus package, the demand for cement & concrete is expected to be significantly increased in China in the following several years. For example, the concrete demand in 2009 is expected to reach approximately 1.5 billion tons.

 Demand for Ready-Mixed Concrete

Construction contractors should continue to represent the largest market for cement, accounting for a estimated one-third of total demand in 2012. However, we believe that the ready-mix concrete market could exhibit the strongest growth in the cement industry, and could possible have near double-digit gains through 2012. Gains will benefit from government regulations banning on-site concrete and mortar mixing. Demand for cement used in concrete products will be driven by the increasing popularity of precast concrete with many construction contractors. In addition, the phase-out of clay bricks will heighten demand for concrete blocks. We anticipate that cement demand in the ready-mixed concrete market will realize the strongest gains of any market category through 2010, with an annual increase of 11.2%. Recognizing the environmental devastation created from the massive construction activities undertaken in the past few decades, China’s government implemented Decree #341 in 2004 which bans onsite concrete production in over 200 major cities across China in order to reduce environmental damage from onsite cement mixing and improve the quality of concrete used in construction.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for construction materials in China:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers that place large recurring orders and present less credit risks to us. Five customers accounted for approximately 32.03 % and 41.49% of the Company’s sales for the years ended June 30, 2009 and 2008, respectively. The total accounts receivable from these customers amounted to $3,624,793 and $3,584,879 as of June 30, 2009 and 2008.

•
Experienced Management. Management’s technological knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to potentially acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.

•
Preferred Tax Treatment due to Recycled Materials. The Company’s income tax rate has been reduced to 15% from 25% as a result of the Company's involvement in producing high-tech products. The Company has also been approved for a 6% value added tax (VAT) credit by the State Administration of Taxation. The total tax saving for the Company is over millions a year.  Combining tax saving and growing economies of scale result in superior pricing and higher margins for the Company.

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

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

•
Capacity Expansion via Building New Plants. We added nine portable stations during the fiscal year 2009 in order to meet the requirements of existing contracts and anticipated demand. We plan to add more portable stations in 2010 and 2011 as part of our long-term expansion plans due to very attractive margins and high return on investment.

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

Our Operations

We provide materials and services through our network of seven ready-mixed concrete plants located throughout Beijing and nine portable concrete plants located in various provinces all over China. We own one plant, lease two plants, and the remaining four are operated under technical services and preferred procurement agreements at unrelated third party facilities. We own all of the production equipment in one of the fixed plants located in Beijing, as well as 116 concrete mixers and 17 pump trucks at our plants, though we do not own the land use rights or the factory buildings, which we lease from the owner, Beijing SanTaiSan Chemical Trading & Logistics Co. At two of our plants in Beijing, we lease all of the production equipment, mixers, pump trucks and factory buildings from the plant owners. At the remaining four plants, which are independently operated, we perform work through technical services and preferred procurement agreements.

In fiscal 2009, we operated out of three fixed plants located in the Beijing area, which have operating capacity of 6,336,000 cubic meters and nine portable plants in various provinces, which have operating capacity of 3,360,000 cubic meters. We produced approximately 607,217 cubic meters and 877,194 cubic meters, respectively, of ready mix concrete as most operating capacity were added during the fourth quarter of fiscal 2009.

In fiscal 2009, we had nine portable plants supporting the build-out of China's national railway network. The portable plants can be dismantled and moved to new sites in less than a few weeks. The plants are currently located between railway stations and each of these plants is directly tied to contracts we have recently won and are expect to operate near capacity. Almost all our general contract contractors supply raw materials resulting in higher gross margins for the Company and reduce upfront capital investment on raw material purchase. The one time start up cost for each plant and associated equipment is approximately $3 million. Each plant is capable of generating over $2 million in revenue per year, with very attractive margins and high return on investment.

In fiscal year 2009, we also entered technical consulting and marketing cooperation agreements with several independently owned mixture stations, pursuant to which we are paid certain percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the restriction of our station’s geographical location.

 We have an extensive fleet of 116 concrete mixers, 17 pump trucks, and we have access to additional rental vehicles if needed for certain larger projects. Most vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

We are led by a well-rounded management team that, in only six years, has built a fast-growing, highly-profitable concrete company. Our success has been achieved by consistently delivering quality products and services backed by a team of dedicated managers and employees. Collectively, the management team has extensive experience in engineering, operations, construction materials and working in the concrete industry. Through the Company’s extensive relationships with R&D institutions and industry associations, we have access to a large pool of experienced managers and knowledgeable advisors.

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

We specialize in “ready-mixed concrete”, a concrete mixture made at our facility with complete computerized operating systems. Such concrete is the most common form of concrete, and accounts for nearly three-fourths of all concrete produced. Ready-mixed concrete is mixed on demand and is shipped to worksites by concrete mixer trucks.

The ready-mixed concrete sector in the concrete market is growing at a fast rate, largely due to the Chinese government’s implementation of Decree #341 in 2004. This law bans on-site concrete production in over 200 cities across China, with the goal of reducing environmental damages from onsite cement mixing and improves the quality of cement used in construction. The use of ready-mix concrete minimizes worksite noise, dirt and congestion, and most additives used in ready-mix concrete are environmentally safe. Our goal is to continue to use at least 30% recyclable components in our concrete mixtures.

We are building a product portfolio that serves the diverse needs of our developing customer base and its unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, each specifically formulated to meet the individual needs of each project. We provide both industry standard and highly innovative products, including:

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

Our Customers

For fiscal year 2009 which ended on June 30, 2009, we had one customer, China Railway Construction, Beijing to Shanghai Branch, whose sales accounted for more than 9% of our total sales. Five customers accounted for approximately 32.03 % and 41.49% of the Company’s sales for the years ended June 30, 2009 and 2008, respectively. The total accounts receivable from these customers amounted to $3,624,793 and $3,584,879 as of June 30, 2009 and 2008.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 43.90% of the Company’s purchases for the year ended June 30, 2009, and our top five suppliers accounted for approximately 51.77 % of the Company’s purchases for the year ended June 30, 2008. The total accounts payable to these suppliers amounted to $2,551,604 and $440,981 as of June 30, 2009 and 2008, respectively.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. We expect our research development expense will increase in the fiscal year 2010.

University Relationships & Cooperation Agreements

We have strong relationships with Tsinghua University and the Xi’an University of Architecture and Technology. We have signed a ten-year cooperation agreement with Xi’an University on June 10, 2007 pursuant to which we expect to pay approximately $42,857 to Xi’an University per year and Xi’an University will set up a technical research center to conduct scientific research for the Company and work with the Company in the areas of technical development, engineering design and human resource training according to the Company’s business strategies and requirements. Xi’an University is a top university in the fields of building and material science research and education and works with the Company to follow the advancements of the cement and concrete industries globally.

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

We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Jiangong Shanggong Center, Jingo Group Concrete, Zhuzong Shanggong Center and Zhonghang Konggang Concrete.

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

There are approximately 127 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 10% market share.

Intellectual Property

We currently own the following intellectual property rights:

C100 High Performance Concrete:  Patent #2007102011320
Compound mineral mixture with: Patent #200710107881.7
Pressurized light aggregate pre-wetted equipment:  Patent #ZL200720200683.0

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

Our Employees

As of June 30, 2009, we employed 758 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2009

Functions	As of June 30, 2009

Management & Administrative Staff	122	16%
Sales	53	7%
Technical & Engineering Staff	53	7%
Production Staff	152	20%
Equipment & Maintenance	44	6%
Drivers & Heavy Equipment Operators	334	44%
Total	758	100%

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

Item 1A.    Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in fiscal year 2010.

Our plans to build additional plants and to improve and upgrade our internal control and management system will require significant capital expenditures in fiscal year 2010. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

Five customer orders consisted of 32.03% of the net sales of the Company for the fiscal year ended June 30, 2009, and the loss of any of these three customers can result in a depressive effect on our net profit.

Our Company focuses on large projects for large Chinese customers. Five customers accounted for approximately 32.03 % and 41.49% of the Company’s sales for the years ended June 30, 2009 and 2008, respectively. The total accounts receivable from these customers amounted to $3,624,793 and $3,584,879 as of June 30, 2009 and 2008.  Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will decrease.

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

We intend to expand new production facilities during the next few years. The costs projected for our planned expansion and technical improvement projects and expansion may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances.

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

Our business will be damaged if project contracts with the Chinese government, for which we may act as a sub-contractor are cancelled;

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

Our Chairman, Xianfu Han, owns approximately 37.76% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 25.17% of our outstanding voting securities as of June 30, 2009 in a fully diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors for the year ending June 30, 2010, in accordance with the Sarbanes-Oxley Act of 2002..

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were subject to management attestation report for the fiscal year ended June 30, 2009, accordingly we have evaluated our internal control systems in order to allow our management to report on our internal controls as required by these requirements of SOX 404. Our management has concluded that our internal control over financial reporting is not effective and has material weaknesses for the year ended June 30, 2009. We have hired Ernst & Young in assisting and implementing SOX 404 for us in March, 2009. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending June 30, 2009, although the auditor attestation will not be required until our annual report for the fiscal year ending June 30, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our shares.

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

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

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

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we can not pass the resulting costs on to our customers, our profitability and operating results will suffer.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a five year term beginning on October 1, 2008, with the option to extend following expiration. Annual rent on the property is approximately $192,000.

We entered into three different five-year operating lease agreements during the fourth quarter of 2009.  The lease payments are for three manufacture plants with different unrelated parties for a total monthly payment of $176,000. Some lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the leasers at approximately the fair market value of the future lease payments as the Company believes that a lump-sum pre-payments from aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

We have an extensive fleet of 116 concrete mixers, 17 pump trucks, and we have access to additional 10-20 rental vehicles depending on specific project requirements. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

Item 3.        Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. Details of our current legal proceedings are disclosed under item 1. Litigation.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

Year	Quarter Ending	High	Low
2009	September 30 (as of September 22)	$5.50	$2.30
	June 30	$3.90	$1.71
	March 31	$2.75	$1.01
2008	December 31	$2.75	$2.74
	September 30	$2.60	$2.60
	June 30 (from May 19)	$2.30	$0.30

As of September 22, 2009, there were 426 stockholders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Dividends

We have never paid dividends on our common stock. While any future dividends will be determined by our directors after consideration of the earnings, financial condition, and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing operations.

Section 15(g) of the Securities Exchange Act of 1934 — The Penny Stock Rules

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934 as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Item 6.        Selected Financial Data

Not Applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  is intended to help the reader understand our operations and the present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general overview of our two business segments, the material opportunities and challenges of our business;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates;

•
Operations Review — an analysis of our Company’s consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis; and

•	Liquidity, Capital Resources and Financial Position — an analysis of cash flows; an overview of financial position.

The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Management’s Discussion and Analysis or Plan of Operation

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH. China-ACMH and its variable interest entity Xin Ao are engaged in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments, and is primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. BVI-ACM owns 100% of the issued and outstanding capital stock of China-ACMH, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements, as described elsewhere in this report, with Xin Ao through which China-ACMH operates and controls Xin Ao.

Together with our subsidiaries, we provide materials and services through our network of seven ready-mixed concrete plants throughout Beijing and nine portable concrete plants located in various provinces all over China that are currently supporting our high speed railway projects. Our management believes that we have the ability to capture a much greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.  Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government last year, which will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. Five customers accounted for approximately 32.03 % and 41.49% of the Company’s sales for the years ended June 30, 2009 and 2008, respectively. The total accounts receivable from these customers amounted to $3,624,793 and $3,584,879 as of June 30, 2009 and 2008, respectively.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	For the years ended June 30,
	2009	2008

Total revenue	$39,714,802	$27,565,044
Total cost of revenue	24,518,042	20,799,398
Gross profit	15,196,760	6,765,646
Selling, general and administrative expenses	(1,717,794)	(1,946,541)
Other income, net	704,620	1,357,461
Income before provision for income taxes	14,183,586	6,176,566
Income taxes	2,115,097	1,012,382
Net income	12,068,489	5,164,184
Dividends and accretion on redeemable convertible preferred	1,229,473	33,387
Net income available to Common shareholders	$10,839,016	$5,130,797

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	For the years ended June 30,
	2009	2008

Total revenue	100.0%	100.0%
Total cost of revenue	61.7%	75.5%
Gross profit	38.3%	24.5%
Selling, general and administrative expenses	(4.3)%	(7.1)%
Other income, net	1.8%	4.9%
Income before provision for income taxes	35.8%	22.3%
Income taxes	5.3%	3.7%
Net income	30.5%	18.6%
Dividends and accretion on redeemable convertible preferred	3.1%	0.1%
Net income available to common shareholders	27.4%	18.5%

Comparison of the year Ended June 30, 2009 and 2008

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting, and mixer rental. For the year ended June 30, 2009, we generated revenue of $39,714,802 compared to $27,565,044 during the same period of 2008, an increase of $12,149,758 or 44.1%. During the fiscal year surrounding the Olympic Games held in August in Beijing, our primary area of operation, all construction within the 5th ring expressway surrounding the city was halted and delayed until after the Olympics. In anticipation of this work stoppage and in an attempt to counter any adverse effect such an event could have on our operations, we focused efforts during this time to expanding the geographic area of our operations, providing manufacture services and technical consulting services to other companies as well as renting our equipment to other companies. Our concrete sales revenue increased as the construction industry in Beijing returned back to full scale following the Olympics. The Company also increased concrete capacity in its concrete plants in Beijing area during the fourth quarter this fiscal year.  As a result, our concrete revenue increased by $553,448 compared to the same period last year despite the Olympics affects. During the year ended June 30, 2009, we continued to supply concrete products to nine railway projects located outside Beijing area through our portable plants, specifically the Suzhou and Danyang sections of the Beijing-Shanghai high-speed railway project, the East Datong-Gudian connection railway project, Zhumadian railway project, Qinhuangdao project, Yongfu project, Liuzhou project, and Hangzhou projects.  These nine projects contributed $7,053,728 to our total revenue for the year ended June 30, 2009. For these railway projects, the general contractors supplied their own raw materials and we provided manufacturing and transportation services. Additionally, technical consulting services generated revenue of $1,924,089 during the year. During the twelve month period ended June 30, 2009, we also rented our mixer trucks to mixture stations located outside the 5th ring expressway of Beijing which generated revenues of $2,618,493. We anticipate our sales revenue will continue to grow as the Chinese government announced its 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 well as the Chinese government’s railroad project plans which are expected to cost a total of $730 billion through 2020. We should be a direct beneficiary of transport and infrastructure build-out from China’s stimulus package. We plan to continue to expand our business into additional geographical markets due to our strong relationship with major contractors in China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $24,518,042 for the year ended June 30, 2009 as compared to $20,799,398 for the year ended June 30, 2008, an increase of 17.9% or $3,718,644.  The increase on cost of revenue was due to overall increase in sales revenue of 44.1% as a result of the increase in production from three fixed concrete plants in Beijing areas and increase production on manufacture and technical services as well as other services compared to the same period in 2008. The cost of revenue has decreased significantly compared to the percentage increase in revenue. As previously discussed, we continued to work on the nine railway projects for the year ended June 30, 2009, the costs of which did not include raw material, water and electricity, as such costs were paid directly by the projects’ general contractors. We also continued to enter into concrete technical and mixer rental service contracts which have higher gross margins. We did not engage in this source of service contracts during the same period in 2008.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of revenue. Gross profit was $15,196,760 for the year ended June 30, 2009 as compared to $6,765,646 for the year ended June 30, 2008, representing gross margin of approximately 38.3% and 24.5%, respectively. The gross profit for sale of concrete was $7,461,180 or 26.5% for the year ended June 30, 2009 compared to $6,765,646 or 24.5% for the same period last year, an increase of $695,534 or 10.3%. The gross profit on our manufacturing services was $4,285,473 or 60.8% for the year ended June 30, 2009. The higher gross margin on manufacture service reflects the fact that cost of the nine railway projects did not include raw materials that were supplied directly by the project’s general contractors. The higher gross margin is also attributable to more profitable technical services and mixer rental during the year ended June 30, 2009.  We plan to expand our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $1,717,794 for the year ended June 30, 2009, a decrease of 7.1% or $228,747, as compared to $1,946,541 for the year ended June 30, 2008. The decrease is primarily due to cash and non-cash expenses associated with the reverse merger of BVI-ACM and the preferred stock offering, totaling $420,159 and including fees paid to attorneys and consultants and non-cash charges related warrants issued for services in 2008 offset by increased legal fees, auditing and accounting expenses, investor relations and other professional expenses following our reverse merger and financing in 2009. The decrease was also due to a credit adjustment in bad debt expenses resulting from an overall reduction in aging receivable balance.

Other Income and Expenses, net. Our other income consists of valued added tax exemption from the government, interest income and other non-operating income. We had net other income of $704,620 for the year ended June 30, 2009 as compared to net other income of $1,357,461 for the year ended June 30, 2008, a decrease in net other income of $652,841 or 48.1%. The decrease in net other income is partly due to receiving of value added tax exemption from the government offset by increase in other non-operating expense and interest expense. We had interest expenses of $802,650 for the year ended June 30, 2009 as compared to $149,419 for the year ended June 30, 2008, an increase of $653,231. The increase is contributing to higher interest expense on short-term loans for the year ended June 30, 2009, and financial leverage as compared to the same period last year. The increase was also due to a non-operating expense of $140,000 for liquidated damages we paid to preferred stock investors as a result of late registration effectiveness under our private placement agreement and a non-operating expense for accounts receivable factoring fee that represented 8.8% on total receivable transferred or $361,396 incurred for selling our aging accounts receivable.

Provision for Income Taxes. Provision for income taxes amounted to $2,115,097 and $1,012,382 for the year ended June 30, 2009 and 2008, respectively. The Company has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 and an income tax rate reduction from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation, PRC. Starting January 1, 2008, the Company was subject to 25% income tax rate and starting January 1, 2009, the Company is subject to 15% income tax rate.  Therefore, the total income taxes incurred for the fiscal year ended June 30, 2009 comprised of 25% income tax rate for the first six months and 15% income tax rate for the next six months compared to 0% income tax rate for the first six months and 25% income tax rate for the next six months for the same period in 2008. The new tax rate granted to the Company in June this year and the provision for income taxes provision was retro-active adjusted from the beginning of the calendar year 2009 in the fourth quarter ended June 30, 2009. The Company had requested three months corporate income tax extension and the request was approved by the Chinese governments.  In the past, XinAo has been paying corporate income tax on behalf of China-ACMH and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any.

Net Income. We had net income of $12,068,489 for the year ended June 30, 2009 as compared to $5,164,184 for the year ended June 30, 2008, an increase of 133.7% or $6,904,305. The increase in net income is attributable to increase in our plant production in Beijing area, higher gross profit on the nine railway projects, technical services, other Income contracts, and rent income of mixer trucks.  The increase in net income is also due to the reduction in general and administrative expenses and other expenses after the reverse merger and financing offset by increase in income tax expense. Our net margin increased from 18.7% for the year ended June 30, 2008 to 30.4% for the year ended June 30, 2009 due to higher margin we realized on the nine railway projects on a lower cost-of-revenue basis as the general contractors supplied raw materials themselves as well as greater profitability from the rent of mixer trucks and technical service and marketing cooperation contracts performed during the year ended June 30, 2009. The increase in net margin is also due to decrease in bad debt allowance resulting from overall reduction in aging receivable balances. Our management believes that our profits should continue to increase as we continue to expand our service sectors which generate higher gross margins and as we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which should further lower our costs and provide even greater profitability

Dividends and accretion on redeemable convertible preferred stock. The increase in dividends and accretion on redeemable convertible preferred stock of $1,196,086 compared to the year ended June 30, 2008 is due to our redeemable convertible preferred stock offering consummated in June 2008, which included preferred dividend expense of $628,505 and $33,387 for the years ended June 30, 2009 and 2008, respectively, and accretion of discount on the preferred stock of $600,968 for the year ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $3,634,805 and restricted cash of $453,192. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the years ended
	June 30,
	2009	2008
Net cash provided by (used in) operating activities	$3,361,128	$5,110,924
Net cash provided by (used in) investing activities	(1,771,915)	(8,701,026)
Net cash provided by (used in) financing activities	136,572	4,376,507
Effect of foreign currency translation on cash and cash equivalents	(1,475)	(300,793)
Net (decrease) increase in cash and cash equivalent	$1,724,310	$485,612

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of Year Ended June 30, 2009 and 2008

Net Cash Provided by Operating Activities. Net cash provided in operating activities totaled $3,361,128 for the year ended June 30, 2009 as to net cash provided by operating activities of $5,110,924 for the year ended June 30, 2008. The decrease in net cash provided by operating activities was primarily due to increases in accounts receivable, other receivables, and inventory of raw materials, partially offset by deferred payment of cash on tax, accounts payable, and other payable during the year ended June 30, 2009. We expect our cash flow from operating activities to improve as the construction industry in Beijing accelerates following the Olympic Games, and we strengthen our efforts to negotiate more favorable terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $1,771,915 for the year ended June 30, 2009 and $8,701,026 for the year ended June 30, 2008. The cash was used to purchase of new equipment and for construction in progress for portable plants.

Net Cash Provided by/used in Financing Activities. Net cash provided by financing activities totaled $136,572 for the year ended June 30, 2009 as compared to net cash provided in financing activities of $4,376,507 for the year ended June 30, 2008. The reason for the increase in cash provided by financing activities was due to short-term loans of $4,395,000 (RMB 30 million) from Beijing International Trust & Investment Co., due July 15, 2009 and $2,930,000 (RMB 20 million) from Huaxia Bank, due November 16, 2008, partially offset by repayment of short-term loans from Huaxia Bank for $5,868,000 (RMB 40 million), and from employees and unrelated companies for $822,950 (RMB 6,300,000) offset by dividend paid to our preferred stock owners. The net proceeds from the loans will be used for building plant, purchasing concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.  As of June 30, 2009, we had cash of $3,634,805 as compared to $1,910,495 as of June 30, 2008. This increase was due primarily to an increase in net short-term borrowings and deferred payment of payable offset by increase in accounts receivable and equipment purchased.

The Company has significantly reduced its receivables balance by transferring a large portion of its long-term accounts receivable rights to unrelated third parties this year. For the years ended June 30, 2009 and 2008, the Company transferred a total of $16.2 million and $0 of accounts receivable, respectively, as payments for the acquisition of fixed assets, as prepayment for rental expense, and as a factoring agreement.  All receivables transferred in the contracts were based on the current market value.

We believe that we can meet our liquidity and capital requirements in 2010 from a variety of sources. These include present capital resources, internally generated cash, short-term borrowings from both related parties and financial institutions, and future equity financings.

Loan Facilities

We had a total of $4,512,200 and $4,271,222 outstanding on loans and credit facilities as of June 30, 2009 and 2008 respectively. The loans consisted of the following:

	June 30, 2009	June 30, 2008

Loan from Huaxia Bank, effective interest rate of 7.56% per annum, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu. (paid in full as of December 31, 2008)	$-	$2,918,000

Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd. (paid in full in July 2009)	4,395,000	-

Loan from Beijing Hengxin Huaxing Auto Accessories Company, unrelated entity, non-interest bearing. (paid in full as of December 31, 2008)	-	379,340

Loan from Beijing Hongda Huaxin Wujinjidian Company, unrelated company, non-interest bearing. (paid in full as of December 31, 2008)	-	204,260

Loan from Beijing Sigi Qingbaosan Cement Company, unrelated company, non-interest bearing. (paid in full as of December 31, 2008)	-	116,720

Loan from Xia Hua Qing, unrelated individual, non-interest bearing. (paid in full as of December 31, 2008)	-	128,392

Loan from various employees, effective interest rate of 20% per annum, due upon demand, unsecured.	117,200	524,510

Total short term loans	$4,512,200	$4,271,222

 Total interest expense on short-term loans for the year ended June 30, 2009 and 2008 amounted to $802,804 and $310,875, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2009:

		Payment due in year ended June 30,
	Total	2010	2011	2012	2013	2014	Thereafter
Long term debt obligations	-	-	-	-	-	-	-
Capital commitment	-	-	-	-	-	-	-
Operating lease obligations	$4,340,202	$424,930	929,894	$929,894	$1,101,498	$953,986	$-
Purchase obligations	-	-	-	-	-	-	-
Total	$4,340,202	$424,930	929,894	$929,894	$1,101,498	$953,986	$-

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. China ACM, its subsidiaries and Xin Ao, together are referred to as the Company. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of FIN 46(R), the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. Under FIN 46(R) transition rules, the financial statements of Xin Ao are then consolidated into the Company’s consolidated financial statements.

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

 Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin, or  SAB, No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

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

Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. All of the Company’s concrete products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 through to August 2011. The VAT tax collected from the Company’s customers is kept by the Company and recorded as Other Subsidy Income.

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

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009 and a two year tax (VAT) credit extension from August 2009 through August 2011. For the year ended June 30, 2009 and 2008, $2,109,290 and $1,586,192 respectively, was recognized as other subsidy income from VAT taxes collected.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have any material impact on the Company’s consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The SFAS 160 is not expected to have any material impact on the Company’s consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP FAS 157-1 indicates that it does not apply under SFAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company has adopted SFAS 161.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company will adopt EITF 07-5 effective July 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP FAS 157-3 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and 124-2, it must also elect to early adopt this FSP. The Company has determined that this new FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2. FSP FAS 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company does not expect this new FSP to have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for the year ended June 30, 2009. Subsequent events have been evaluated through September 18, 2009, the date the consolidated financial statements were issued as further discussed in EITF Topic No. D-86.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

PRC Taxation

Our subsidiary, China-ACMH and its variable interest entity, Xin Ao, are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Xin Ao has been using recycled raw materials in its production since its inception which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 through December 31, 2011 as granted by the State Administration of Taxation, PRC. The renewal certificate was awarded based on the company's involvement in producing high-tech products, its research and development, as well as its technical services.

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which took effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. The new EIT Law imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Because the Company’s operating subsidiary, Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese Enterprise Income Tax law, or EIT, replaced the existing laws for Domestic Enterprises, or DES, and Foreign Invested Enterprises, or FIEs. Effective January 1, 2009, the China-ACM new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DES and FIEs.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. In a response to a slowdown in the Chinese economy and the global economic slowdown, The Chinese central bank cut rates five times in year 2008. The new interest rates are approximately 5.31% for Renminbi bank loans with a  term of 12 months. The change in interest rates has minimum impact on our bank loans. The Company also paid off its short term bank loan balance with Beijing International Trust Co, Ltd. in July 2009 for approximately $4.4 million dollars.  We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

Company’s Operations are Substantially in China

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” located elsewhere in this report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.        Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2009 and 2008 begins on page F-1 of this Report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

As of June 30, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  Management identified significant deficiencies related to the following:

1.  Lack of internal audit function – Although we maintain internal audit department, the scope and effectiveness goals of internal audit function have not been identified. Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

2. Lack of integrated operating and accounting system – Although we have operating and accounting systems in place, certain functions and procedures in both our operating and accounting systems are not fully developed and the two systems are not adequately integrated. Some process in the accounting and system operations are currently done manually in order to complete a normal business transaction cycles even though reconciliation processes are properly performed and supervised. The processes are not efficient and are in risk of potential human errors.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Management identified material weakness related to the following:

1.  Financial statements closing process – There was a material weakness in the process of closing and consolidating our financial statements which resulted from the fact that the work of our chief financial officer in this process (starting with processing the trial balance, through the evaluation and implementation of policies and accounting issues, until the complete production of consolidated financial statements) is not reviewed by anyone else.

2.  Equity instruments – There was a material weakness in the process related to evaluating certain debt and equity transactions and the accounting treatment for these non-frequent transactions. We have restated our June 30, 2008 for the reporting of Series A Convertible Preferred Stock, which was issued in a private placement on June 11, 2008.

In light of the foregoing material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2009. Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2009.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.
The Company will continue to enhance its internal audit department functions by providing more staff and internal audit trainings.  The company has recently added two more independent audit committee members, making the total of the audit committee members to three.  We believe the audit committee will continue to strengthen our internal control oversight.

2.
The Company has evaluated new operating and accounting systems which can replace and upgrade our current systems and become one complete ERP system.  The new operating system will have comprehensive operating functions and will be able to bridge into our accounting system automatically. Once we complete upgrading our system implementation, both operating systems and accounting system will be operated without much human intervention.  The new operating and accounting systems will enhance our internal controls and will elevate our operating efficiency when they are completely implemented.

3.	We will hire independent consultants to evaluate our debt / equity transactions in the future.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Xianfu Han	50	Chairman, Chief Executive Officer and Director
Weili He	52	Chief Operating Officer, Vice Chairman and Director
Chin Hsiao	46	Chief Financial Officer, Director
Jeremy Goodwin	36	Director
Denis Slavich	69	Director
Shaojian (Sean) Wang	45	Director
Larry Goldman	53	Director

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

Weili He. Mr. He became our Vice-Chairman and Chief Operating Officer on April 29, 2008. From August 2007 to present, Mr. He has worked as Vice Chairman of the Board of Directors of Xin Ao. His primary responsibility is large client development. From January 2003 to August 2007, Mr. He worked as Chairman of the Board of Directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as a Vice Chairman of the Beijing Concrete Associations. His primary functions include market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C.

Chin Hsiao. Mr. Hsiao became our Chief Financial Officer on December 1, 2008. Prior to his appointment with us, Chin Hsiao served as Controller of Milligan and Company, LLC from 2000 to 2008, where he managed the overall accounting and financial reporting functions as well as the company’s internal control processes. From 1997 to 1999, he served as Finance Manager for J&J Snack Foods Corporation where he was responsible for financial reporting and SEC schedule preparation. From 1995 to 1997, he served as Accounting Supervisor of RCN Corporation and as the Senior Operation Analyst at ARAMARK Corporation from 1992 to 1995. Mr. Hsiao has over 15 years of experience in corporate finance and management.

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

Mr. Goodwin serves as a member of our Audit Committee and Nominating and Governance Committee, and as chairman of our Compensation Committee..

Denis Slavich  Denis Slavich became a member of our Board of Directors on August 11, 2009.  Mr. Slavich has extensive experience in the areas of engineering, management and finance, including his service from 1971 to 1991 in various executive positions at Bechtel Corporation, Inc. including Sr. VP, CFO, and director, Sr. VP and manager of the International Power Division and project manager for Bechtel’s operations at the Lawrence Livermore National Laboratory.  From 1995 to 1996, Mr. Slavich served as the CFO for Morrison Kundsen Corporation, an Idaho-based construction company.  From 1998 to 2000 Mr. Slavich was the CFO and director of KMR Power Corporation and was responsible for the development of an international IPP company that developed projects in Columbia as well as other areas. From 2000 until 2002, he served as Vice President and CFO of BigMachines Inc., a software company.  Mr. Slavich also served as acting President for Kellogg Development Corporation, a division of M.W. Kellogg, during 1997. From 1991 to 1995, Mr. Slavich was also a Vice President of Marketing for Fluor Daniel.  Since 2001, Mr. Slavich has served as the Chairman, and since 2008 as CEO, for Leading Edge Technologies in Dubai, UAE, a company engaged in the development of water desalinization technologies.  He is also currently an advisor and board member for a number of additional firms, including Synthesis Energy Systems, Inc. (Nasdaq: SYMX), for which he serves as the chairman of the audit committee of the board of directors.   Mr. Slavich received his Ph.D. from Massachusetts Institute of Technology, his M.B.A. from the University of Pittsburgh and his B.S. in Electrical Engineering from the University of California at Berkeley.

Mr. Slavich serves as a member of our Audit Committee, Compensation Committee and Nominating and Governance Committee.

Shaojian (Sean) Wang.  Sean Wang became a member of our Board of Directors on August 11, 2009.  Mr. Wang has over 20 years of management and finance experience working with both U.S. and China-based companies.  Since June 2008, Mr. Wang has served as executive director and CFO of SOHO China, Ltd., a developer of commercial buildings in central Beijing, and is responsible for financial and fiscal management of the company’s operations.  From April 2006 to June 2008, Mr. Wang served as President and COO for Hurray! Holding Co., Ltd., a provider of wireless value added services and music and music-related products to mobile users in China.  From May 2004 to March 2006, Mr. Wang served as COO and CFO for Opta Corporation, a California- based electronics company. Mr. Wang holds an MBA from the Carlson School of Management at the University of Minnesota, a Bachelor of Science degree from the Chinese Exchange Student Program, Economics from Hamline University in Minnesota and a degree in National Economic Management from Beijing University in China. Mr. Wang is fluent in both English and Mandarin Chinese.

Mr. Wang serves as a member of our Compensation Committee and as chairman of our Nominating and Governance Committee.

Larry Goldman.  Larry Goldman became a member of our Board of Directors on August 11, 2009.  Mr. Goldman is a Certified Public Accountant, with over 20 years of auditing, consulting and technical SEC reporting experience.  Mr. Goldman  served from May 2006 to October 2007, as Acting CFO, and currently as a financial consultant, for Thorium Power, Ltd. (OTCBB: THPW), a nuclear fuels development company. Prior to joining Thorium Power, Ltd., Mr. Goldman served as the CFO and VP of Finance for WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the previous 19 years. Mr. Goldman is also an independent director and audit committee chairman for Winner Medical Group Inc. (OTCBB: WMDG), a China based manufacturer of medical disposable products and surgical dressings, Wonder Auto Tech, Inc. (Nasdaq: WATG), a leading manufacturer of automotive electrics, suspension products and engine accessories in China, and China Bio Energy Holding Co., Ltd., a bio-diesel company in China. Mr. Goldman has extensive experience in both auditing and consulting with Chinese public companies, working in the Asian marketplace since 2000, and he frequently travels to China.  He currently provides various CFO consulting and SEC reporting support to a number of other Chinese companies listed in the United States.  Mr. Goldman holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego and a Masters of Science degree in Taxation from Pace University.

Mr. Goldman serves as the chairman of our Audit Committee.

CORPORATE GOVERNANCE

Our current corporate governance practices and policies are designed to promote stockholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of seven members as identified above. On August 7, 2009, the Board established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of these committees are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which may be obtained, without charge, by contacting the Corporate Secretary, China Advanced Construction Materials Group, Inc., Yingu Plaza, 9 Beisihuanxi Road, Suite 1708, Haidian District, Beijing 100080 PRC.

Prior to establishing the committees of the Board of Directors, our entire Board of Directors handled the functions that would otherwise be handled by each of the committees.

Independent Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Messrs. Goodwin, Slavich, Wang and Goldman.

Audit Committee

Our audit committee consists of Messrs. Goldman, Goodwin and Slavich, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Goldman serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full board of directors; and

•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Compensation Committee

Our compensation committee consists of Messrs. Goodwin, Slavich and Wang, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the board with respect to the compensation of our directors;

•
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The compensation committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the compensation committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms' fees and other retention terms. The compensation committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the compensation committee. The compensation committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the compensation committee, though the authority to act on such recommendations rests solely with the compensation committee.

Governance and Nominating Committee

Our governance and nominating committee consists of Messrs. Goodwin, Slavich and Wang, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The governance and nominating committee is responsible for, among other things:

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the board the directors to serve as members of the board’s committees; and

•	monitoring compliance with our code of business conduct and ethics.

Family Relationships

There is no family relationship among any of our officers or directors.

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

Item 11.      Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2008 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2008 and 2009.

Name and Principal Position (1)	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xianfu Han	2008	110,719	67,620	-	-	-	-	-	178,339
Chairman and CEO (2)	2009	140,000	-	-	-	-	-	-	140,000
Weili He,	2008	-	-	-	-	-	-	-	-
Vice Chairman and COO	2009	109,342	-	-	-	-	-	-	109,342

(1)
While our chief financial officer, Chin Hsiao has employment agreements which provide for compensation in excess of $100,000, his actual compensation during the fiscal years ended June 30, 2008 or 2009 was not in excess of $100,000.

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

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the 2008 and 2009 fiscal years, only one member of our board of directors received any compensation solely for service as a director during fiscal year 2009.

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

On August 11, 2009, each of Messrs. Slavich, Wang and Goldman entered into director agreements with the Company pursuant to which each will receive, annually, a fee of $25,000 in cash and 10,000 restricted shares of the Company’s common stock, which shall vest in four equal quarterly installments.

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

The following table sets forth, as of September 23, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

		Amount and Nature of Beneficial Ownership(1)
				Series A Convertible
		Common Stock		Preferred Stock(2)		Total
Name & Address of Beneficial			% of		% of	Voting
Owner	Office, If Any	Shares	Class	Shares	Class	Power(3)
Officers and Directors
Xianfu Han	Chairman and CEO	5,285,750	49.89%	-	-	37.76%
Weile He	Vice Chairman and COO	3,523,833	33.26%	-	-	25.17%
Chin Hsiao	CFO	-	-	-	-	-
Jeremy Goodwin	Director	-	-	-	-	-
Denis Slavich	Director	-	-	-	-	-
Sean Wang	Director	-	-	-	-	-
Larry Goldman	Director	-	-	-	-	-
All officers and directors as a group (4 persons named above)		8,809,583	83.15%	-	-	62.93%
5% Security Holders
Xianfu Han (4)	Chairman and CEO	5,285,750	49.89%	-	-	37.76%
Weile He (5)	Vice Chairman and COO	3,523,833	33.26%	-	-	25.17%
Professional Offshore Opportunity Fund LTD (6)	-	-	-	312,500	35.71%	8.93%
Whitebox Intermarket Partners LP (7)	-	-	-	125,000	14.29%	3.57%
Professional Traders Fund (8)	-	-	-	62,500	7.14%	1.79%
Jayhawk Private Equity Fund II, L.P. (9)	-	-	-	62,500	7.14%	1.79%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
Shares of Series A Preferred Stock, which are convertible into shares of our common stock on the basis of 4 shares of common stock for each share of Series A Preferred Stock. Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters on an as converted to common stock basis. Therefore, each share of Series A Preferred Stock is entitled to 4 votes per share whereas each share of common stock is entitled to one vote per share. 851,125 shares of Series A Preferred Stock are currently issued and outstanding.

(3)
Percentage total voting power represents voting power with respect to all shares of our common stock and Series A Preferred Stock, on an as-converted basis, as a single class. As of June 30, 2009, a total of 10,595,500 shares of our common stock and 851,125 shares of our Series A Preferred Stock, or 3,404,500 shares of common stock on an as-converted basis, are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)
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

(6)
Includes 312,500 shares of Series A preferred stock that are exercisable upon exercise of preferred stock. Howard Berger and Mark Swickle have voting and investment power over the securities held by Professional Offshore Opportunity Fund LTD

(7)
Includes 125,000 shares of Series A preferred stock that are exercisable upon exercise of preferred stock. Andrew J. Redleaf is the managing member the general partner of Whitebox Intermarket Partners LP and has voting and investment power over the securities held by Whitebox Intermarket Partners LP.

(8)
Includes 62,500 shares of Series A preferred stock that are exercisable upon exercise of preferred stock. Howard Berger and Mark Swickle have voting and investment power over the securities held by Professional traders Fund.

(9)
Includes 62,500 shares of Series A preferred stock that are exercisable upon exercise of preferred stock. Ken McKarthy has voting and investment power over the securities held by Jayhawk Private Equity Fund II, L.P..

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

On January 1, 2008, we entered into a 6 year contract with the Beijing Concrete Institute with an expiration date of December 31, 2013, whereby we will compensate the Beijing Concrete Institute based on research and development projects they complete for us on an as-needed basis. The annual project-based payment is capped at RMB 1,000,000 (approximately US $140,000) and in return we will receive the exclusive right for technical procedures and findings as well as training for our employees. As of June 30, 2009, we have not referred any research and development projects, and have not provided any payment, to the Beijing Concrete Institute.

Related Party Loans

During the years ended June 30, 2008 and 2007 we have received loans from a number of our employees, the proceeds of which are used for working capital and general corporate purposes. The principal amounts of the loans we received in each of 2008 and 2007 are $375,693 and $222,235, respectively. The current outstanding balances for these loans were $524,510 and $117,200 for the years ended June 30, 2008 and 2009. The effective annual interest rate on the loans was 20%, and the loans mature at various times in between 2007 and 2009. The employees from whom we received loans were Xueying Ma, Xue Zhang, Ying Zhang, Changjun Guo, Wenxiang Zhang, Jianguo Zhang, Li Geng, Junping Li, Xiangrong Mao, Fie Xia, Weihong Liu, Fang Cao, Liangcai Chen, and Shixun Xu and none of the employee held a management position at the company. No one individual loaned to us in excess of $120,000 except for Fang Cao, who loaned the Company $145,900. For the year ended June 30, 2009, we have paid $51,625 and $86,883 in interest for the years ended June 30, 2008 and 2009, respectively.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We are in the process of finalizing a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

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

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2008 and for fiscal year ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2008	June 30, 2009
Audit Fees	$100,000	$100,000
Interim Financial Review Fees	-	60,000
Tax Fees	-	-
All Other Fees	-	14,835
Total	$100,000	$174,835

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
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.10	2009 Equity Incentive Plan		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.

10.11	Form of Subscription Agreement with Chinese Investors		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2009.

10.12	Director Agreement, dated August 15, 2009, between the Company and Denis Slavich.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

10.13	Director Agreement, dated August 15, 2009, between the Company and Sean Wang.		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

10.14	Director Agreement, dated August 15, 2009, between the Company and Larry Goldman.		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	✓

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	✓

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2009 AND 2008

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of China Advanced Construction Materials Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2009. China Advanced Construction Materials Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Brea, California

September 22, 2009

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$3,634,805	$1,910,495
Restricted cash	453,192	913,092
Marketable securities	71,880	61,767
Notes receivable	10,799	-
Accounts receivable, net of allowance for doubtful accounts of $120,986 and $224,924, respectively	11,815,402	9,365,486
Inventories	1,216,014	237,836
Other receivables	3,845,186	505,968
Prepayments	4,255,326	3,240,394
Total current assets	25,302,604	16,235,038

PLANT AND EQUIPMENT, net	22,089,717	16,730,220

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $328,563 and $411,061 respectively	4,132,706	4,753,006
Long term prepayments	4,794,746	-
Total other assets	8,927,452	4,753,006

Total assets	$56,319,773	$37,718,264

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term loans	$4,512,200	$4,271,222
Accounts payable	10,722,741	6,293,553
Customer deposits	-	165,434
Other payables	352,880	254,259
Other payables - shareholder	806,946	880,302
Accrued liabilities	593,057	145,207
Taxes payable	3,048,179	1,073,237
Total current liabilities	20,036,003	13,083,214

Total liabilities	20,036,003	13,083,214

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.001 par value, 851,125 shares issued and outstanding as of June 30, 2009 and 875,000 shares issued and outstanding as of June 30, 2008), net of discount for the amount of $567,581 and $1,168,548 as of June 30, 2009 and 2008, respectively	6,241,419	5,831,452

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, 851,125 issued and outstanding as of June 30, 2009, and 875,000 shared issued and outstanding as of June 30, 2008 and classified outside shareholders' equity (see above), liquidation preference of $8.00 per share and accrued dividends as of June 30, 2009 and June 30, 2008	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 10,595,500 and 10,525,000 shares issued and outstanding, as of June 30, 2009 and June 30, 2008, respectively	10,596	10,525
Paid-in-capital	12,987,417	12,722,260
Contribution receivable	(1,210,000)	(1,210,000)
Deferred compensation	-	(27,708)
Retained earnings	12,783,892	3,257,276
Statutory reserves	2,765,179	1,452,779
Accumulated other comprehensive income	2,705,267	2,598,466
Total shareholders' equity	30,042,351	18,803,598
Total liabilities, redeemable preferred stock and shareholders' equity	$56,319,773	$37,718,264

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

REVENUE
Sales of concrete	$28,118,492	$27,565,044
Manufacturing services	7,053,728	-
Technical services	1,924,089	-
Mixer rental	2,618,493	-
Total revenue	39,714,802	27,565,044

COST OF SALES
Concrete	20,657,312	20,799,398
Manufacturing services	2,768,255	-
Technical services	147,418	-
Mixer rental	945,057	-
Total cost of revenue	24,518,042	20,799,398

GROSS PROFIT	15,196,760	6,765,646

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,717,794	1,946,541

INCOME FROM OPERATIONS	13,478,966	4,819,105

OTHER INCOME (EXPENSE), NET
Other subsidy income	2,109,290	1,586,192
Non-operating expense, net	(602,020)	(79,312)
Interest expense, net	(802,650)	(149,419)
TOTAL OTHER INCOME, NET	704,620	1,357,461

INCOME BEFORE PROVISION FOR INCOME TAXES	14,183,586	6,176,566

PROVISION FOR INCOME TAXES	2,115,097	1,012,382

NET INCOME	12,068,489	5,164,184

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	1,229,473	33,387

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	10,839,016	5,130,797

RECONCILIATION OF COMPREHENSIVE INCOME:
Net Income	12,068,489	5,164,184
Unrealized gain (loss) from marketable securities	20,605	(12,482)
Foreign currency translation adjustment	86,196	1,951,026

COMPREHENSIVE INCOME	$12,175,290	$7,102,728

EARNING PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	10,526,719	9,064,359
Diluted	14,032,479	9,255,616

Earnings per share:
Basic	$1.03	$0.57
Diluted	$0.86	$0.56

See report of independent regsitered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	amount	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2007	8,809,583	$8,810	$12,091,290	$(13,470,100)	$-	$6,309,675	$896,634	$659,922	$6,496,231

Contribution receivable offset with distribution owed				7,260,000		(7,627,051)		367,051	-
Shares issued due to reorganization	1,690,417	1,690	(1,690)						-
Shares issued for services	25,000	25	33,225		(27,708)				5,542
Warrants issued for services			169,345						169,345
Capital contribution received				5,000,100					5,000,100
Fair value of warrants issued with preferred stock			1,201,935						1,201,935
Offering costs related to issuance of redeemable preferred stock			(771,845)						(771,845)
Accretion of discount on redeemable preferred stock						(33,387)			(33,387)
Adjustment to statutory reserve						(556,145)	556,145		-
Net income						5,164,184			5,164,184
Unrealized loss on marketable securities								(12,482)	(12,482)
Foreign currency translation gain								1,583,975	1,583,975

BALANCE, June 30, 2008	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Dividends on redeemable preferred stock						(628,505)			(628,505)
Accretion of discount on redeemable preferred stock						(600,968)			(600,968)
Stock based compensation			107,477						107,477
Forfeited stock compensation	(25,000)	(25)	(33,225)		27,708				(5,542)
Preferred stock converted to common stock	95,500	96	190,905						191,001
Net income						12,068,489			12,068,489
Adjustment to statutory reserve						(1,312,400)	1,312,400		-
Unrealized gain on marketable securities								20,605	20,605
Foreign currency translation gain								86,196	86,196

BALANCE, June 30, 2009	10,595,500	$10,596	$12,987,417	$(1,210,000)	$-	$12,783,892	$2,765,179	$2,705,267	$30,042,351

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,068,489	$5,164,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,184,462	1,178,745
Amortization of long term deferred expense	179,463	-
Bad debt expense, net of recovery	(189,052)	443,171
Amortization of deferred compensation expense	107,477	5,542
Changes in operating assets and liabilities
Accounts receivable	(13,681,007)	1,561,399
Inventories	(977,200)	211,569
Other receivables	(3,347,936)	1,109,454
Prepayment	419,258	(2,825,219)
Accounts payable	4,403,314	(2,933,778)
Customer deposits	(166,114)	156,125
Other payables	97,849	108,430
Accrued liabilities	291,597	(80,851)
Taxes payable	1,970,528	1,012,153
Net cash provided by operating activities	3,361,128	5,110,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, and equipment	(1,771,915)	(8,701,026)
Net cash used in investing activities	(1,771,915)	(8,701,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	8,247,950	3,925,075
Payments for short term loans	(8,024,538)	(5,906,096)
Payments on other payables - Shareholder	(73,889)	-
Restricted cash	459,900	(913,092)
Proceeds from issuance of redeemable preferred stock	-	6,397,500
Proceeds from capital contribution	-	100
Proceeds from advances by shareholder	-	873,020
Preferred dividends paid	(472,851)	-
Net cash provided by financing activities	136,572	4,376,507

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(1,475)	(300,793)

INCREASE IN CASH	1,724,310	485,612

CASH, beginning of year	1,910,495	1,424,883

CASH, end of year	$3,634,805	$1,910,495

Supplemental cash flow information disclosures (See note 3)

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

BVI-ACM was established on October 9, 2007, under the laws of the British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of Beijing Xin Ao Concrete Co., Ltd. (“Xin Ao”), a limited liability company formed under the laws of the People’s Republic of China (“PRC”). BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for Xin Ao. China State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under Circular 106 in the PRC. On September 29, 2007, BVI-ACM was approved by the local Chinese SAFE as a “special purpose vehicle” offshore company.

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

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Through China-ACMH, BVI-ACM operates and controls Xin Ao through the Contractual Arrangements. BVI-ACM utilized the Contractual Arrangements to gain control of the operations of Xin Ao, instead of acquiring Xin Ao, due to : (i) new PRC laws governing share exchange transactions with foreign entities, effective since September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC laws require Xin Ao to be acquired for cash and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC laws.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. Based upon a series of Contractual Arrangements, China-ACMH effectively took over management of daily business activities of Xin Ao and has the right to appoint all executives, senior management and members of the board of directors of Xin Ao. Equity holders of Xin Ao also signed a Power of Attorney, which authorizes the individuals appointed by China-ACMH to exercise all of their voting rights as shareholder at Xin Ao’s shareholder meetings. China-ACMH provides exclusive technical consulting and other services to Xin Ao for an annual fee equal to Xin Ao’s yearly net income, and guarantees all of Xin Ao’s business activities with any third parties and in return is guaranteed all of Xin Ao’s assets. In addition, shareholders of Xin Ao pledged their shares in Xin Ao as collateral for the annual fees due to the Company and granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao. In accordance with FIN 46(R), the Company determined that Xin Ao is a variable interest entity subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao are consolidated into the financial statements of the Company.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Company reporting year end

For US financial statement reporting purposes beginning from 2008, the Company has adopted June 30 as its fiscal year end.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the fair value of share-based payments and the collectability of accounts receivable. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $2,705,267 and $2,598,466 as of June 30, 2009 and 2008, respectively. Asset and liability accounts at June 30, 2009 and June 30, 2008 were translated at 6.83 RMB and 6.85 RMB to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the years ended June 30, 2009 and 2008 were 6.83 RMB and 7.26 RMB to $1.00, respectively.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the years ended June 30, 2009 and 2008.

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

The Company sells its concrete products and provides concrete technical services primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company or customers breach the contract terms specified in the agreement.

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

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 to August 2009 and a two year extension on the VAT tax exemption from August 2009 to August 2011. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company also provides manufacturing services, technical consulting services and strategic cooperation including market sharing and equipment rental with other independently owned concrete companies. The Company signs a Technical Service Agreement or Strategic Cooperation Agreement with each concrete company, which specifies all terms and conditions including prices to be charged. Once concrete products are produced by the concrete company and supplied to builders referred by the Company or cost savings are realized by the use of technical solutions provided by the Company, the Company has in effect rendered its service pursuant to the agreements. The Company recognizes revenue and invoices the concrete companies monthly for technical service and marketing cooperation on a per-cubic-meter basis and for equipment rental on a per-mixer truck basis.

The Company also earns income from the renting of certain of its vehicles to other non-related concrete companies.  The rental amounts are based on pre-determined rental rates on a per cubic meter basis.

Segment report

Management reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

Shipping and handling

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.  Further, transportation costs incurred in the delivery of the Company’s concrete products are also included in cost of revenues.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires disclosure about the fair value of those financial instruments held by the Company. SFAS 157, “Fair Value Measurements”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurements, and enhances disclosures requirements.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

As of June 30, 2009, the outstanding principal on the Company’s short term loan amounted to $4,512,200.  Management concluded the carrying value of the short term loan is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available. The Company paid off its loan balance due to Beijing International Turst Co. Ltd. for the amount of $4,395,000 in July 2009.

Marketable securities, receivables and current liabilities qualify as financial instruments. Marketable securities were determined using Level 3, which are carried on the consolidated balance sheets at fair value, with fair values determined by the financial institution who sold the securities. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. The Company did not identify any assets and liabilities, other than marketable securities, that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

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

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Concentration of risk

•
Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at June 30, 2009 and 2008 amounted to $3,634,805 and $1,910,495, respectively, of which no deposits were covered by insurance. Also, as of June 30, 2009, the Company held $453,192 in restricted cash in a corporate legal counsel’s trust account, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

•
Major customers – Five customers accounted for approximately 32.03 % and 41.49% of the Company’s sales for the years ended June 30, 2009 and 2008, respectively. The total accounts receivable from these customers amounted to $3,624,793 and $3,584,879 as of June 30, 2009 and 2008, respectively.

•
Major suppliers – Five suppliers accounted for approximately 43.90% and 51.77% of the Company’s purchase for the years ended June 30, 2009 and 2008, respectively. The total accounts payable to these suppliers amounted to $2,551,604 and $440,981 as of June 30, 2009 and 2008.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Restricted Cash

Restricted cash represents portion of the proceeds received from the June 11, 2008, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees (see Note 12). The restricted cash balance was $453,192 as of June 30, 2009.  As of June 30, 2008, the restricted cash balance was $913,092.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence. As of June 30, 2009 and 2008, the Company determined no reserves for obsolescence were necessary.

Prepayments

The Company advances monies to certain suppliers for raw materials and short term prepaid rent. These advances are interest free and unsecured. In addition, the prepayments also include amounts prepaid for rent.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Plant, machinery and equipment

Plant, machinery and equipment are stated at cost. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with 5% residual value. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized. The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Plant machinery	10 years
Office equipment	5 years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment charge to reduce the related assets to their net realizable value. The Company believes no impairment exists at June 30, 2009.

Redeemable convertible preferred stock

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

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In accordance with Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the preferred stock and the warrants.  The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was higher than the market price at the date of issuance, and therefore, no beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

Income taxes

The Company’s subsidiaries Xin Ao and WOFE are governed by the income tax laws of the PRC. The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the U.S., the Company did not have any provision for U.S. income taxes including any deferred income taxes, for the years ended June 30, 2009 and 2008.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” as of July 1, 2007.  Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.  There were no material deferred tax amounts as of June 30, 2009 and 2008.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company has cumulative undistributed earnings of China ACMH of approximately $14.8 million as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Chinese Income Taxes

The Company and its subsidiaries are governed by the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2012  as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). Effective January 1, 2009, the new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DES and FIEs.

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities during the years ended June 30, 2009 and 2008.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the years ended June 30, 2009 and 2008.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Value added tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption from August 2005 through to August 2009 and a two year tax (VAT) credit extension from August 2009 through August 2011. For the years ended June 30, 2009 and 2008, the Company recognized VAT collected as other subsidy income in the amounts of $2,109,290 and $1,586,192 respectively.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses for the years ended June 30, 2009 and 2008 were not significant.

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

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have any material impact on the Company’s consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The SFAS 160 is not expected to have any material impact on the Company’s consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP FAS 157-1 indicates that it does not apply under SFAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company has adopted SFAS 161.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company will adopt EITF 07-5 effective July 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP FAS 157-3 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and 124-2, it must also elect to early adopt this FSP. The Company has determined that this new FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2. FSP FAS 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company does not expect this new FSP to have a material impact on the consolidated financial statements.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In April 2009, the FASB issued FSP FAS 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In May 2009, the FASB issued SFAS. 165, “Subsequent Events,” which is effective for interim or annual financial periods ending after June 15, 2009. SFAS. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  Management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS. 165 was adopted for the year ended June 30, 2009.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. This Standard establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third calendar quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no effect on net income or cash flows.

Note 3 – Supplemental disclosure of cash flow information

During the years ended June 30, 2009 and 2008, the Company paid interest in the amount of $802,804 and $151,669, respectively.

Cash payments for income taxes for the years ended June 30, 2009 and 2008 were $152,350 and $0, respectively.

For the years ended June 30, 2009 and 2008, the Company transferred a total of $16.2 million and $0 of accounts receivable, respectively, as payments for the acquisition of fixed assets, as prepayment for rental expense, and as a factoring agreement on a non-recourse basis. For factoring agreement, the Company transferred its receivables to a third party unrelated trust company for cash.  The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 8.8% of the face value of each receivable for this service. This fee is included in non-operating expense on the Company's consolidated statements of income. The Company believes that the accounts receivable transferred represents the current fair market value of the future benefits it received for these transactions, detail are as follows:

	For the years ended June 30,
	2009	2008
As a prepayment for rental expense	$6,395,259	$-
For purchase of fixed assets	5,703,245	-
Factored to a trust company and transferred to other receivable	4,106,774	-
Total non cash accounts receivable offset	$16,205,278	$-

As of June 30, 2009, the accretion of the discount on redeemable convertible preferred stock amounted to approximately $601,000, and has been included in the consolidated statements of shareholders’ equity.  No such amount was recorded as of June 30, 2008.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 4 – Marketable securities

Marketable securities are the mutual fund that Xinao purchased from CYJA Allianz Fund, all securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on marketable securities are included in other income or expense in the period they incurred, and when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of marketable securities are determined using the specific-identification method.

Note 5 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts. Over 80% of the Company’s receivables are due within a year by contract and are classified as current assets on the consolidated balance sheets. For certain large construction projects that can take several years to complete, the Company provides extended payment terms to the general contractors. These contractors are usually large state-owned builders with good credit ratings. At the end of each period, the Company evaluates the structure and collectability of accounts receivable and for these receivables that are past due or not being paid according to payment terms, the Company takes appropriate actions including seeking legal resolution in a court of law, for its collection efforts.

The Company has significantly reduced its receivables balance by transferring a large portion of its long-term accounts receivable rights to third parties during the fourth quarter of 2009 without recourse. However, the Company will assist in providing necessary documents to transferees and introduce all parties involving the contracts in order to facilitate the collection processes between original customers and transferees (see Note 3 – supplemental disclosures of cash flow information for more details).

As of June 30, 2009 and 2008, accounts receivable and allowance for doubtful accounts consisted of the following:

	2009	2008
Accounts receivable, current	$11,936,388	$9,590,410
Less: allowance for doubtful accounts, current	(120,986)	(224,924)
Net accounts receivable, current	11,815,402	9,365,486

Accounts receivable, non-current	4,461,269	5,164,067
Less: allowance for doubtful accounts, non-current	(328,563)	(411,061)
Net accounts receivable, non-current	4,132,706	4,753,006

Total accounts receivable, net	$15,948,108	$14,118,492

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 6 – Other receivables

Other receivables consisted of accounts receivables that were factored to a trust company, employee advances, station advances, and bidding deposits. For the years ended June 30, 2009, the Company had a factoring agreement with a third party unrelated trust company wherein it transferred its receivables for cash during the fourth quarter of 2009. (See Note 3 – supplemental disclosures of cash flow information for more details)  As of June 30, 2009, the Company had not collected $3.6 million from the trust company and recorded the uncollected balances as other receivable. The Company received its remaining balances in July 2009.

Note 7 – Plant and equipment

Plant and equipment consist of the following as of June 30, 2009 and 2008:

	2009	2008
Transportation equipment	$20,375,873	$20,286,866
Plant machinery	6,246,380	1,894,585
Office equipment	95,556	43,057
Construction-in-progress	3,369,500	295,033
Total	30,087,309	22,519,541
Less: accumulated depreciation	(7,997,592)	(5,789,321)
Plant and equipment, net	$22,089,717	$16,730,220

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in Beijing. No depreciation is provided for construction-in-progress until it is completed and placed into service. Most construction-in-progress is related to assembling of portable machinery we purchased with cash and in general the assembling process can be done in less than three weeks. Therefore, no interest expense was capitalized as the capitalized interest was not significant.

Depreciation expense for the years ended June 30, 2009 and 2008 amounted to $2,184,462 and $1,178,745, respectively. For the years ended June 30, 2009 and 2008, no material interest amounts were capitalized.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 8 – Prepayments

Prepayments comprised of short-term and long-term factory rental prepayments the Company made during the fourth quarter of 2009 and also prepayments for inventory purchases. Prepayments as of June 30, 2009 and 2008 consisted of the following:

	2009	2008
Prepayments for inventories	$2,431,401	$3,240,394
Short term prepayments-rent	1,823,925	-
Total prepayments	$4,255,326	$3,240,394

Long term prepayments represented the non-current portion of the factory rental prepayments the Company made during the fourth quarter of 2009. As of June 30, 2009 and 2008, long term prepayments amounted to $4,794,746 and $0, respectively. Rent payments for the next five years ended June 30 amounted to $6,618,671 and consists of the following:

Years ending June 30,	Amount
2010	$1,823,925
2011	1,421,050
2012	1,421,050
2013	1,249,446
2014	703,200
Thereafter	-

Note 9 – Short term loans

Short term loans represent amounts due to various banks, finance companies, unrelated companies with existing business relationships with the Company, and the Company’s employees, that are due on demand or within one year. These loans are renewable. As of June 30, 2009 and 2008, the outstanding balances on these loans were $4,512,200 and $4,271,222, respectively, and these loans consisted of the following:

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	2009	2008
Loan from Huaxia Bank, effective interest rate of 7.56% per annum, due November 16, 2008, guaranteed by the Company’s shareholder, Mr. Han Xianfu, fully paid as of December 31, 2008.	$-	$2,918,000

Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd., paid off in July 2009	4,395,000	-

Loan from Beijing Hengxin Huaxing Auto Accessories Company, unrelated entity, non-interest bearing, fully paid as of December 31, 2008.	-	379,340

Loan from Beijing Hongda Huaxin Wujinjidian Company, unrelated company, non-interest bearing, fully paid as of December 31, 2008.	-	204,260

Loan from Beijing Sigi Qingbaosan Cement Company, unrelated company, non-interest bearing, fully paid as of December 31, 2008.	-	116,720

Loan from Xia Hua Qing, unrelated individual, non-interest bearing, fully paid as of December 31, 2008.	-	128,392

Loan from various employees, effective interest rate of 20% per annum, due upon demand, unsecured.	117,200	524,510

Total short term loans	$4,512,200	$4,271,222

Interest expense on short-term loans for the years ended June 30, 2009 and 2008 amounted to $802,804 and $310,875, respectively.

Note 10 – Related party transactions

Other payables – shareholder

Beginning in July 2007, Mr. He Weili, a 38.10% shareholder, leased an office space to the Company at approximately the current fair market value from July 2007 to June 2009 with annual payment of $197,245.  For the years ended June 30, 2009 and 2008, the Company recorded rent expense from the shareholder in the amount of approximately $173,246 and $162,827, respectively. As of June 30, 2009 and 2008, approximately $56,046 and $129,402, respectively, remained unpaid, and is included as other payables - shareholder.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company’s shareholders Mr. Han Xianfu and Mr. He Weili, who have 57.15% and 38.10% indirect ownership interests in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of June 30, 2009 and 2008 are as follows:

	2009	2008
Han Xianfu, shareholder	$450,550	$450,550
He Weili, shareholder	356,396	429,752
Total other payable – shareholder	$806,946	$880,302

Other receivable

Other receivable includes monies advanced to an entity that was in part formerly owned by Mr. He Weili.  Prior to the reverse acquisition (Note 1), the Company and this related entity were engaged in joint contracts, business licenses, and other partnership agreements. Pursuant to the reverse acquisition, the Company and this related entity began separate operations and the process of obtaining separate contracts, business licenses, and other partnership agreements were initiated. To date, the Company and this related entity are finalizing the aforementioned process of obtaining separate contracts, business licenses, and agreements.

Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts.  During the year ended June 30, 2009, the Company advanced approximately $13,032,000 to this entity, and approximately $13,298,000 was repaid.  As of June 30, 2009, the balance of other receivable for related party transaction was $0.

The other receivable balance of $3.8 million consisted primarily accounts receivable that were factored to an unrelated third party trust company but had not collected the cash from the trust company as of June 30, 2009. The company did receive the remaining balances in July 2009. (See footnote 6 – other receivable)

Note 11 – Income taxes

Corporate income taxes

Companies established before March 16, 2007, will continue to enjoy tax holiday treatment approved by the local government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires. The Company had received its tax holiday treatment until December 2007.  During the fourth quarter of the year, the Company has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on the Company's involvement in producing high-tech products, its research and development, as well as its technical services. As a result of this certification, the Company's effective income tax rate has been reduced to 15% from 25%. The new tax rate will be retroactive to January 1, 2009 and will be effective for three years, through December 31, 2011.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, the Company and its subsidiaries were subject to an EIT rate of 25%.  The Company was granted a 10% tax deduction on 90% of the total sales revenue by the local authority due to the Company’s utilization of recycled raw materials.  Beginning on January 1, 2009, the Company and its subsidiaries were subject to an EIT rate of 15%.  For the years ended June 30, 2009 and 2008, the provision for income taxes amounted to $2,115,097 and $1,012,382, respectively.  The Company did not have provision for income taxes due to the income tax exemption for the first six months ended on December 31, 2007.  The estimated tax savings for the year ended June 30, 2008 amounted to $816,413. If the income tax had been applied, the basic and diluted earnings per share would have decreased by $0.08 per share for the year ended June 30, 2008.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2009 and 2008:

	2009	2008
U.S. statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
China income taxes	25%	25%
China income tax exemption	(3)%	(9)%
Other(a)	(7)%	-
Effective income tax rates	15%	16%
(a)     The 7% represents the expenses incurred by the Company that were not deductible for  PRC income tax for the year ended June 30, 2009.

Taxes payable consisted of the following:

	June 30, 2009	June 30, 2008
Income taxes payable	$3,039,905	$1,072,747
Other taxes	8,274	490
Total taxes payable	$3,048,179	$1,073,237

Note 12 – Shareholders’ equity

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

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses.  $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction. These offering costs approximating $602,500 were charged to additional paid-in capital. The allocation of the proceeds from the investment to a relative fair value basis which resulted in the allocation of $5,798,000 to the Series A Preferred and $1,202,000 to the warrants.

The following is a summary of our current Redeemable Convertible Preferred Stock issued and outstanding net of discount:

	As of June 30, 2009	As of June 30, 2008
Numbers of Redeemable Convertible Preferred shares outstanding in the beginning of the fiscal year	875,000	875,000
Redeemable Convertible Preferred shares converted to Common share during the fiscal year	(23,875)	-
Current Redeemable Convertible Preferred shares outstanding	851,125	875,000
Per share conversion price from Redeemable Convertible Preferred shares to Common share	$8	$8
Current Redeemable Convertible Preferred outstanding before discount	$6,809,000	$7,000,000
Discount on Redeemable Convertible Preferred shares outstanding	$(567,581)	$(1,168,548)
Total Current Redeemable Convertible Preferred stocks net of discount	$6,241,419	$5,831,452

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company also issued to the placement agent a warrant to purchase an aggregate of 245,000 shares of common stock with an exercise price of $2.40 per share with a term of five years. The warrants are exercisable on a cashless basis, in whole or in part, at an exercise price equal to $2.40 per share. The Company may call the warrants for redemption at any time after the warrants become exercisable (i) at a price of $.01 per warrant; (ii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iii) if, and only if, the last sale price of the common stock equals or exceeds $5.00 per share, for any twenty (20) trading days within a thirty (30) consecutive trading day period ending on the third business day prior to the notice of redemption to warrant holders.

The value of the warrants issued to the placement agent was $169,345 calculated by using the Cox-Ross-Rubinstein (“CRR”) Binomial Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR Binomial Model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

Following is a summary of the status of warrants outstanding:

Outstanding Common Stocks Underlying Warrants
Exercise Price	Number	Average Remaining Contractual Life
$2.40	1,750,000	3.92 years
$2.40	245,000	3.92 years
Total	1,995,000

Following is a summary of the warrant activity:

Number of Warrants
Outstanding as of June 30, 2007	-
Granted	1,995,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	1,995,000

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In connection with the private placement, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the preferred stock and exercise of the warrants, as defined. The registration statement was declared effective in January 2009, the Company incurred $140,000 penalties for late registration and was paid based on the contract in connection with the private placement.

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

Pursuant to an escrow agreement signed between the Company, Maxim and the investors on June 11, 2008, the Company placed a total of $930,000 in an escrow account with the Company’s legal counsel, $630,000 of which will be used for the payment of dividends on the preferred stock which the Company shall be obligated to replenish each year prior to the year’s end, and $300,000 of which will be used for the payment of investor relation fees. As of June 30, 2009, restricted cash balance amounted to $453,192.

Pursuant to the Make Good Escrow agreement, signed between the Company, American Stock Transfer Trust Company, the shareholders Han Xianfu and He Weili, and the investors on June 11, 2008, the shareholders agreed to transfer a total of 3,500,000 shares of common stock into the name of the escrow agent if the Company fails to meet certain performance thresholds: (1) $5,200,000 of net income (calculated on a pre-tax basis solely with respect to 2008) for 2008; (2) $9,000,000 of net income for 2009; (3) net income equal or greater than the Company's net income for 2009, for 2010. The Company has determined that the requirement for the period ended June 30, 2009 has been met.

On May 1, 2008, the Company issued 25,000 common shares to a Company executive, par value $0.001 for services the executive renders to the Company.  The shares become fully vested after one year from the date of grant. On July 31 2008, the executive’s employment with the Company terminated, and the 25,000 shares were forfeited upon resignation.

On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company valued the stock options by the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Chief Financial Officer	6.25	75%	0%	1.16%	$3.00
Director	5.31	75%	0%	1.41%	$2.90

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2007	-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	250,000

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Weighted average exercise price
$2.90	50,000	9.33	$2.90	25,000	$-
3.00	50,000	9.67	-	-	-
3.50	50,000	9.67	-	-	-
4.00	50,000	9.67	-	-	-
4.50	50,000	9.67	-	-	-
$3.58	250,000		$2.90	25,000	$-

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

As of June 30, 2009, there was approximately $312,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

For the years ended June 30, 2009 and 2008, the Company recognized approximately $107,000 and $5,542, respectively, as compensation expenses for its stock option plan.

Note 13 – Contribution receivable

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

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital of the Company. Contemporaneously, China-ACMH made a payment of $5,000,000 and BVI-ACM made a payment of $100 to the Company. As of June 30, 2009, a contribution receivable in the amount of $1,210,000 remains unpaid.

Contribution receivable consisted of the following:

	Xin Ao	CHINA-AC MH	BVI-ACM	Total
Balance, June 30, 2007	$8,470,000	$5,000,000	$100	$13,470,100

Less: contribution received	(7,260,000)	(5,000,000)	(100)	(12,260,100)

Balance, June 30, 2008	$1,210,000	$-	$-	$1,210,000

Less: contribution received	-	-	-	-
Balance, June 30, 2009	$1,210,000	$-	$-	$1,210,000

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 14 – Reserves and dividends

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the surplus reserve fund and the common welfare fund.

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

Note 15 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June, 2009 and 2008:

	2009	2008
Basic earning per share
Net income available to common shareholders	$10,839,016	$5,130,797
Weighted average shares outstanding-Basic	10,526,719	9,064,359
Earnings per share-Basic	$1.03	$0.57

Diluted earning per share
Net income available to common shareholders	$10,839,016	$5,130,797
Add: Dividends on preferred stock	628,505	-
Add: Accretion on preferred stock	600,968	33,387
Net income for diluted EPS	$12,068,489	$5,164,184
Weighted average shares outstanding-Basic	10,526,719	9,064,359
Warrants	14,671	-

Preferred stock	3,491,089	191,257

Weighted shares outstanding-Diluted	14,032,479	9,255,616
Earning per share-Diluted	$0.86	$0.56

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of June 30, 2009, 23,875 of the preferred stock had been converted into 95,500 of common stock. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis, on which basis the weighted average common shares outstanding for the years ended June 30, 2009 and 2008 were 3,491,089 and 191,257 shares, respectively. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the years ended June 30, 2009 and 2008, total dividend and accretion were $1,229,472 and $33,387, respectively.  For the year ended June 30, 2009, 12,500 stock options at an exercise price of $2.90 per share were excluded in the diluted EPS calculation because of their anti-dilutive effect. For year ended June 30, 2009, 1,995,000 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation based on approximately $2.418 per average outstanding share for the year, which under the treasury stock method resulted in 14,671 additional shares of common stock for the year ended June 30, 2009.

Note 16 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $81,000 and $45,000 for the years ended June 30, 2009 and 2008, respectively.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 17 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2008 to September 30, 2013 with monthly payment of $16,000.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2007 to June 2009 with annual payment of $197,245, the rent is valued at fair value from the main property management.

The Company entered into three different five-year operating lease agreements during the fourth quarter of 2009.  The lease payments are for three manufacturing plants with various unrelated parties for a total monthly payment of $176,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the leasors as the Company believes that a lump-sum pre-payments from aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

Total operating lease expense for the years ended June, 2009 and 2008 was $370,513 and $309,840, respectively, and is included in selling, general, and administrative expenses. Future minimum annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2010	$424,930
2011	929,894
2012	929,894
2013	1,101,498
2014	953,986
Thereafter,	-

Note 18 – Commitments and contingencies

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Following is the summary of the current litigation:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of June 30, 2009, the Company has not received the payment from Boda, and management has estimated that the collectability of the receivable is deemed low.  Therefore, the consolidated financial statements do not reflect this amount.

Yunwei Zhang vs. Beijing Xin’Ao Concrete Co., Ltd. (Beijing District Court, PRC)

In May 2006, an action against Xin Ao and Beijing Shangdi Xinda Company was filed by Yunwei Zhang (“Shangdi”) in Beijing District Court seeking payment of approximately $112,000 (RMB 814,000) for damages caused by Qingbao Zhang, a contracted driver of Xin Ao and an employee of Zhangbei County Labor Service Co., Ltd. The vehicle involved in the accident is owned by Beijing Shangdi Xingda Company who leased to Xin Ao who subsequently leased the vehicle to Zhangbei County Labor Service Company. On June 16, 2008, the Court ruled against Xin Ao and Shangdi to pay the damages incurred to Yunwei Zhang in the accident. Xin Ao is responsible for approximately $39,000 (approximately RMB 273,000) for the damages,. and as of June 30, 2009, the Company has paid approximately $35,000

Note 19 – Subsequent Events

On July 14, 2009, The Company was issued the Enterprise High-Tech Certificate within PRC. The certificate was awarded based on the Company's involvement in producing high-tech products, its research and development, as well as its technical services. As a result of this certification, the Company's effective income tax rate has been reduced to 15% from 25%. The new tax rate will be retroactive to January 1, 2009 and will be effective for three years, through December 31, 2011. The Company also has been approved for a 6% value added tax credit by the State Administration of Taxation, extending its prior credit for an additional two years. Due to the fact that China ACM uses recycled raw materials to manufacture its products, the State Administration of Taxation had previously granted the company a VAT exemption from August 2005 through August 2009. The two year extension provides China ACM an exemption from the VAT through August 2011.

See report of independent registered public accounting firm

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

On July 19, 2009, the Company paid off its loan from Beijing International Trust Co., Ltd in the amount of $4,395,000 and it was not renewed.

On July 28, 2009, the Company entered into subscription agreements (the "Subscription Agreements") with 357 Chinese investors (the "Investors") pursuant to which the Company issued and sold to the Investors, and the Investors purchased from the Company, an aggregate of 650,988 shares of the Company's common stock, par value $0.001, (the "Common Stock") for an aggregate purchase price of $1,497,272, or $2.30 per share of common stock.

The Company has performed an evaluation of subsequent events through September 22, 2009, which is the date the financial statements were issued.

See report of independent registered public accounting firm

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2009

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

By:	/s/ Chin Hsiao
Chin Hsiao Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xianfu Han	Chief Executive Officer and Chairman of	September 28, 2009
Xianfu Han	the Board

/s/Weili He	Vice Chairman and Chief Operating Officer	September 28, 2009
Weili He

/s/Chin Hsiao	Principal Financial and Accounting Officer, Director	September 28, 2009
Chin Hsiao

/s/Jeremy Goodwin	Director	September 28, 2009
Jeremy Goodwin

/s/Denis Slavich	Director	September 28, 2009
Denis Slavich

/s/Sean Wang	Director	September 28, 2009
Sean Wang

/s/Larry Goldman	Director	September 28, 2009
Larry Goldman