Form 10-Q
period 2009-09-30
China Advanced Construction Materials Group, Inc
filed 2009-11-16
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,492,343

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009

	September 30,	June 30,
	2009	2009
	UNAUDITED
ASSETS

CURRENT ASSETS:
Cash	$2,187,981	$3,634,805
Restricted cash	217,483	453,192
Marketable securities	66,178	71,880
Notes receivable	-	10,799
Accounts receivable, net of allowance for doubtful accounts of $148,206
and $120,986, respectively	17,936,782	11,815,402
Inventories	1,659,267	1,216,014
Other receivables	815,586	3,845,186
Prepayments	4,890,119	4,255,326
Total current assets	27,773,396	25,302,604

PLANT AND EQUIPMENT, net	21,484,917	22,089,717

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of
$400,750 and $328,563 respectively	6,149,609	4,132,706
Long term prepayments	4,417,287	4,794,746
Total other assets	10,566,896	8,927,452

Total assets	$59,825,209	$56,319,773

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans	$117,000	$4,512,200
Accounts payable	15,169,634	10,722,741
Customer deposits	374,758	-
Other payables	370,718	352,880
Other payables - shareholders	755,389	806,946
Accrued liabilities	751,974	593,057
Taxes payable	1,911,199	3,048,179
Total current liabilities	19,450,672	20,036,003

OTHER LIABILITIES
Warrant liabilities	10,254,840	-

Total liabilities	29,705,512	20,036,003

COMMITMENTS AND CONTINGENCIES (Note 18)

REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.001 par value,
788,000 shares issued and outstanding as of September 30, 2009 and 851,125 shares issued and outstanding as of June 30, 2009), net of discount for the amount of $375,843 and $567,581 as of September 30, 2009 and June 30, 2009,
respectively	5,928,157	6,241,419

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, 788,000 issued and outstanding as of September 30, 2009 and 851,125 issued and outstanding as of June 30, 2009, and classified outside shareholders' equity (see above), liquidation preference of $8.00 per share and accrued dividends as of
September 30, 2009 and June 30, 2009	-	-

Common stock, $0.001 par value, 74,000,000 shares authorized, 11,550,040 and and 10,595,500 shares issued and outstanding as of September 30, 2009 and
June 30, 2009, respectively	11,550	10,596
Paid-in-capital	14,033,406	12,987,417
Contribution receivable	(1,210,000)	(1,210,000)
Retained earnings	5,660,746	12,783,892
Statutory reserves	3,058,579	2,765,179
Accumulated other comprehensive income	2,637,259	2,705,267
Total shareholders' equity	24,191,540	30,042,351

Total liabilities, redeemable convertible preferred stock and shareholders' equity	$59,825,209	$56,319,773

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three months ended
	September 30,
	2009	2008
	(UNAUDITED)	(UNAUDITED)

REVENUE
Sales of concrete	$14,886,757	$1,867,687
Manufacturing services	2,805,614	1,925,543
Technical services	1,244,895	616,797
Mixer rental	543,870	656,814
Marketing cooperation	-	69,905
Total revenue	19,481,136	5,136,746

COST OF REVENUE
Sales of concrete	14,336,716	1,560,307
Manufacturing services	1,757,167	497,208
Technical services	54,483	67,902
Mixer rental	45,734	292,045
Marketing cooperation	-	30,870
Total cost of revenue	16,194,100	2,448,332

GROSS PROFIT	3,287,036	2,688,414

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	895,031	657,109

INCOME FROM OPERATIONS	2,392,005	2,031,305

OTHER INCOME (EXPENSE), NET
Other subsidy income	966,772	227,594
Non-operating income (expense), net	(49,203)	2,107
Change in fair value of warrant liability	(7,273,441)	-
Interest income	1,497	1,434
Interest expense	(23,753)	(228,774)
TOTAL OTHER (EXPENSE) INCOME, NET	(6,378,128)	2,361

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(3,986,123)	2,033,666

PROVISION FOR INCOME TAXES	536,814	574,827

NET (LOSS) INCOME	(4,522,937)	1,458,839

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE
PREFERRED STOCK	340,864	309,096

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	(4,863,801)	1,149,743

RECONCILIATION OF COMPREHENSIVE INCOME:
Net (Loss) Income	(4,522,937)	1,458,839
Unrealized loss from marketable securities	(5,577)	(13,341)
Foreign currency translation adjustment	(62,431)	63,424

COMPREHENSIVE (LOSS) INCOME	$(4,590,945)	$1,508,922

EARNING PER COMMON SHARE ALLOCATED TO COMMON
SHAREHOLDERS
Weighted average number of shares:
Basic	10,985,405	10,525,000
Diluted	10,985,405	14,121,413

(Loss) Earnings per share:
Basic	$(0.44)	$0.11
Diluted	$(0.44)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	value	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2008	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Dividends on redeemable preferred stock						(158,855)			(158,855)
Accretion of discount on redeemable preferred stock						(150,241)			(150,241)
Stock based compensation					2,771				2,771
Forfeited stock compensation			(24,937)		24,937				-
Preferred stock converted to common stock									-
Net income						1,458,839			1,458,839
Adjustment to statutory reserve						(163,634)	163,634		-
Unrealized loss on marketable securities								(13,341)	(13,341)
Foreign currency translation gain								63,424	63,424

BALANCE, September 30, 2008 (unaudited)	10,525,000	10,525	12,697,323	(1,210,000)	-	4,243,385	1,616,413	2,648,549	20,006,195

Dividends on redeemable convertible preferred stock						(469,650)			(469,650)
Accretion of discount on redeemable preferred stock						(450,727)			(450,727)
Stock based compensation			107,477						107,477
Forfeited stock compensation	(25,000)	(25)	(8,288)						(8,313)
Redeemable convertible preferred stock converted to common stock	95,500	96	190,905						191,001
Net income						10,609,650			10,609,650
Adjustment to statutory reserve						(1,148,766)	1,148,766		-
Unrealized loss on marketable securities								33,946	33,946
Foreign currency translation gain								22,772	22,772

BALANCE, June 30, 2009, as previously reported	10,595,500	10,596	12,987,417	(1,210,000)	-	12,783,892	2,765,179	2,705,267	30,042,351

Cumulative effect of reclassification of warrants as a derivative under
ASC815 (EITF 07-05)			(1,371,280)			(1,965,945)			(3,337,225)

BALANCE, July 1, 2009, as adjusted	10,595,500	10,596	11,616,137	(1,210,000)	-	10,817,947	2,765,179	2,705,267	26,705,126

Dividends on redeemable convertible preferred stock						(149,126)			(149,126)
Accretion of discount on redeemable preferred stock						(191,738)			(191,738)
Stock based compensation			60,155						60,155
Issuance of common stock for cash at $2.30	650,988	651	1,496,591						1,497,242
Redeemable convertible preferred stock converted to common stock	252,500	252	504,748						505,000
Warrants converted to common stock	51,052	51	355,775						355,826
Net income						(4,522,937)			(4,522,937)
Adjustment to statutory reserve						(293,400)	293,400		-
Unrealized loss on marketable securities								(5,577)	(5,577)
Foreign currency translation gain								(62,431)	(62,431)

BALANCE, September 30, 2009 (unaudited)	11,550,040	$11,550	$14,033,406	$(1,210,000)	$-	$5,660,746	$3,058,579	$2,637,259	$24,191,540

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	September 30,
	2009	2008
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(4,522,937)	$1,458,839
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	668,020	533,125
Bad debt expense	100,123	2,771
Amortization of deferred compensation expense	60,155	-
Change in fair value of warrants	7,273,441	88,144
Changes in operating assets and liabilities
Accounts receivable	(8,261,428)	(4,797,624)
Note receivable	10,775
Inventories	(445,100)	(433,383)
Other receivables	3,021,495	301,005
Prepayments	(641,911)	1,012,365
Long term deferred expense	369,282	-
Accounts payable	4,462,894	854,631
Other payables	18,317	(40,636)
Accrued liabilities	166,128	191,718
Customer deposits	374,566	(27,286)
Taxes payable	(1,131,202)	579,742
Net cash provided by (used in) operating activities	1,522,618	(276,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(101,183)	(19,067)
Net cash used in investing activities	(101,183)	(19,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,497,242	-
Proceeds from short term loan	-	7,354,278
Payments of short term loan	(4,385,260)	(3,821,544)
Payment to shareholder for rent	(51,435)	(86,558)
Preferred dividends paid	(155,655)	-
Restricted cash	235,710	24,290
Net cash (used in) provided by financing activities	(2,859,398)	3,470,466

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(8,861)	(1,343)

NET (DECREASE) INCREASE IN CASH	(1,446,824)	3,173,467

CASH, beginning of year	3,634,805	1,910,495

CASH, end of the period	$2,187,981	$5,083,962

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

Through China-ACMH, BVI-ACM operates and controls Xin Ao through the Contractual Arrangements. BVI-ACM utilized the Contractual Arrangements to gain control of the operations of Xin Ao, instead of acquiring Xin Ao, due to: (i) new PRC laws governing share exchange transactions with foreign entities, effective since September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC laws require Xin Ao to be acquired for cash and BVI-ACM was not able to raise sufficient funds to pay the full appraised value for Xin Ao’s assets or shares as required under PRC laws.

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China ACM, BVI-ACM, including its wholly-owned subsidiary China-ACMH, and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with FASB guidance on variable interest entities (“VIE”), all VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks for financial reporting purposes. Based upon a series of Contractual Arrangements, The Company determined that Xin Ao is a variable interest entity subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao are consolidated into the financial statements of the Company.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance the FASB’s guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $2,637,259 and $2,705,267 as of September 30 and June 30, 2009, respectively. Asset and liability accounts at September 30, 2009 and June 30, 2009 were translated at RMB 6.84 and RMB 6.83 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the three months ended September 30, 2009 and 2008 were RMB 6.84 and RMB 6.84 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three months ended September 30, 2009 and 2008.

Revenue recognition

The Company recognizes revenue in accordance with FASB issued accounting standards regarding revenue recognition which specifies that revenue is realized or realizable and earned when four criteria are met:

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

Segment report

Management reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by FASB’s guidance on disclosures about segments of an enterprise and related information, the Company considers itself to be operating within one reportable segment.

Shipping and handling

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.  Further, transportation costs incurred in the delivery of the Company’s concrete products are also included in cost of revenues.

Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

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

Marketable securities, warrant liabilities, receivables and current liabilities qualify as financial instruments. Marketable securities were determined using Level 1, which are carried on the consolidated balance sheets at fair value, with fair values determined by the financial institution who sold the securities. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

As required by a FASB accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value of the warrants was determined using the CRR Binomial Model, as level 3 inputs, and recorded the change in earnings. As a result, the derivative warrant liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (unaudited).

	Carrying Value at September 30, 2009	Fair Value Measurement at September 30, 2009
		Level 1	Level 2	Level 3
Marketable securities	$66,178	$66,178	$-	$-

Derivative warrants liability	$10,254,840	$-	$-	$10,254,840

Other than the marketable securities and derivative liability - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with the FASB accounting standard.

Stock-based compensation

The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. This accounting standard requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company estimates the fair value of the awards using the CRR binomial model. Option pricing models, such as the CRR binomial model, require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the CRR binomial model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with the accounting standard aforementioned using an option-pricing model, which value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Concentration of risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at September 30 and June 30, 2009 amounted to $2,187,981 and $3,634,805, respectively, of which no deposits were covered by insurance. Also, as of September 30 and June 30, 2009, the Company held $217,483 and $453,192 in restricted cash in a corporate legal counsel’s trust account respectively , in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Major customers – For the three months ended September 30, 2009, two customers accounted for approximately 10.17% of the Company’s sales and approximately 7.26% of the Company’s accounts receivable as of September 30, 2009. For the three months ended September 30, 2008, two customers accounted for approximately 37.3% of the Company’s sales and 9.3% of the Company’s account receivable as of September 30, 2008.

Major suppliers – For the three months ended September 30, 2009, two suppliers accounted for approximately 12.56% of the Company purchase and approximately 6.74% of the Company’s accounts payable as of September 30, 2009. For the three months ended September 30, 2008, two suppliers accounted for approximately 51.8% of the Company purchase and approximately 4.4% of the Company’s accounts payable as of September 30, 2008.

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

Restricted Cash

Restricted cash represents portion of the proceeds received from the June 11, 2008, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees (see Note 12). The restricted cash balance was $217,483 and $453,192 as of September 30, 2009 and June 30, 2009 respectively.

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

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of the receivables. The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and predicated on historical collection experience. The fair market values of all cash, receivable, and payable are equal to the carrying amounts.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence or if a write down is necessary because the carrying value exceeds net realizable value. As of September 30 and June 30, 2009, the Company determined no reserves for obsolescence were necessary.

Prepayments

The Company advances monies to certain suppliers for raw materials and short term prepaid rent. These advances are interest free and unsecured. In addition, the prepayments also include amounts prepaid for rent.

Plant, machinery and equipment

Plant, machinery and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with 5% residual value.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Plant and machinery	10 years
Office equipment	5 years

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

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment charge to reduce the related assets to their net realizable value. The Company believes no impairment exists at September 30, 2009.

Redeemable convertible preferred stock

On June 11, 2008, the Company completed the sale to certain accredited investors of 875,000 investment units for gross proceeds of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pays annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received net proceeds of approximately $5.3 million after offering expenses and net of $930,000 restricted cash which was required to be placed in escrow. Upon the two year anniversary of the closing date, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $8.00 per share plus accrued but unpaid dividends.  Because the Company is required to redeem the preferred stock on June 11, 2010, if it has not been previously converted by the holders, in accordance with a FASB accounting standard, the preferred stock is classified outside of shareholders’ equity.

In accordance with an accounting standard issued by the FASB regarding debt with conversion and other options,  the Company allocated the proceeds received between the preferred stock and the warrants.  The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was higher than the market price at the date of issuance, and therefore, no beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

Income taxes

The Company’s WOFE and its VIE, Xin Ao, in China are governed by the income tax laws of the PRC. The Company accounts for income taxes in accordance with a FASB accounting standard, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard,, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the U.S., the Company did not have any provision for U.S. income taxes including any deferred income taxes, for the three months ended September 30, 2009 and 2008.

Under the accounting standard defines uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.  There were no material deferred tax amounts as of September 30 and June 30, 2009.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Company has cumulative undistributed earnings of China ACMH of approximately $18.1 million as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

Chinese Income Taxes

The Company, its subsidiaries, and VIE in China are governed by the income tax laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities during the three months ended September 30, 2009 and 2008.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the three months ended September 30, 2009 and 2008.

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

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses for the three months ended September 30, 2009 and 2008 is $37,562 and $0 respectively.

Earnings per share

The Company reports earnings per share in accordance with a FASB accounting standard, requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Comprehensive (loss) income

The FASB accounting standard for reporting and display of comprehensive (loss) income and its components in financial statements, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of this accounting standard,, and therefore, comprehensive (loss) income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

Recently issued accounting pronouncements

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

During the three months ended September 30, 2009 and 2008, the Company paid interest in the amount of $118,720 and $58,645, respectively.

Cash payments for income taxes for the three months ended September 30, 2009 and 2008 were $1,682,537 and $0, respectively. The income tax payment made in the amount of $1,682,537 was for calendar year 2008 corporate income tax due to the governments. The Company was subject to corporate income tax exemption for calendar year 2007.

For the three months ended September 30, 2009, 57,500 shares of common stock underlying warrants were converted into 51,052 shares of common stock by the exercise of such warrants on a cashless basis.

For the three months ended September 30, 2009, 63,125 shares of redeemable convertible preferred stock were converted into 252,500 shares of common stock on a cashless basis.

Note 4 – Marketable securities

Marketable securities are the mutual fund that Xin Ao purchased from CYJA Allianz Fund, all securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses on marketable securities are included in other income or expense in the period they incurred, and when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of marketable securities are determined using the specific-identification method.

Note 5 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts. Over 75% of the Company’s receivables are due within a year by contract and are classified as current assets on the consolidated balance sheets as of September 30, 2009. For certain large construction projects that can take several years to complete, the Company provides extended payment terms to the general contractors. These contractors are usually large state-owned builders with good credit ratings. At the end of each period, the Company evaluates the structure and collectability of accounts receivable and for these receivables that are past due or not being paid according to payment terms, the Company takes appropriate actions including seeking legal resolution in a court of law, for its collection efforts.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

As of September 30 and June 30, 2009, accounts receivable and allowance for doubtful accounts consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Accounts receivable, current	$18,084,988	$11,936,388
Less: allowance for doubtful accounts, current	(148,206)	(120,986)
Net accounts receivable, current	17,936,782	11,815,402

Accounts receivable, non-current	6,550,359	4,461,269
Less: allowance for doubtful accounts, non-current	(400,750)	(328,563)
Net accounts receivable, non-current	6,149,609	4,132,706

Total accounts receivable, net	$24,086,391	$15,948,108

Note 6 – Plant and equipment

Plant and equipment consist of the following as of September 30, 2009 and June 30, 2009:

	September 30,	June 30,
	2009 (Unaudited)	2009
Transportation equipment	$20,355,466	$20,375,873
Plant and machinery	9,681,024	6,246,380
Office equipment	94,072	95,556
Construction-in-progress	6,669	3,369,500
Total	30,137,231	30,087,309
Less: accumulated depreciation	(8,652,314)	(7,997,592)
Plant and equipment, net	$21,484,917	$22,089,717

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside and outside of the current plant facility in Beijing. No depreciation is provided for construction-in-progress until it is completed and placed into service. Most construction-in-progress is related to assembling of portable machinery we purchased with cash and in general the assembling process can be done in less than three weeks. Therefore, no interest expense was capitalized as the capitalized interest was not significant.

Construction of the new portable mixing stations was completed and $3,369,500 was transferred to fixed assets during the three months ended September 30, 2009

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $668,020 and $533,125, respectively. For the three months ended September 30, 2009 and 2008, no material interest amounts were capitalized.

Note 7 – Prepayments

Prepayments comprised of short-term and long-term factory rental prepayments the Company made during the first quarter of 2010 and also prepayments for inventory purchases. Prepayments as of September 30 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Prepayments for inventories	$3,252,117	$2,431,401
Short term prepayments-rent	1,638,002	1,823,925
Total prepayments	$4,890,119	$4,255,326

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Long term prepayments represented the non-current portion of the factory rental prepayments the Company made during the first quarter of 2010. As of September 30 and June 30, 2009, long term prepayments amounted to $4,417,287 and $4,794,746, respectively. Rent payments for the next five years ended June 30 amounted to $6,055,289 and consists of the following:

Years ending September 30,	Amount
2010	$1,638,002
2011	1,418,626
2012	1,418,626
2013	1,068,159
2014	511,876
Thereafter	-

Note 8 – Short term loans

Short term loans represent amounts due to the Company’s employees that are due on demand or within one year. As of September 30, 2009 and June 30, 2009, the outstanding balances on these loans were $117,000 and $4,512,200, respectively, and these loans consisted of the following:

	September 30,	June 30, 2009
	2009 (Unaudited)
Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd., paid off in July 2009	$-	$4,395,000

Loan from various employees, effective interest rate of 20% per annum, due upon demand, unsecured.	117,000	117,200

Total short term loans	$117,000	$4,512,200

Interest expense on short-term loans for the three months ended September 30, 2009 and 2008 amounted to $23,753 and $227,811, respectively.

Note 9 – Derivative Warrant liability

Effective July 1, 2009, the Company adopted a FASB accounting standard, ASC 815 (EITF 07-05) which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of adopting this FASB accounting standard warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of income under the caption “Change in fair value of warrant liability” until such time as the warrants are exercised or expire.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008.  On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $10,254,840 on September 30, 2009.  Therefore, the Company recognized a $7,273,441 loss from the change in fair value for the three months ended September 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Cox-Ross-Rubinstein (“CRR”) Binomial Model using the following assumptions:

	September 30, 2009	July 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.75	4.00
Risk-free interest rate	1.75%	2.07%
Expected volatility	75%	75%

Expected volatility is based on historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock.  The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

The conversion option does not need to be separated from the redeemable convertible preferred stock and accounted for as derivative liability because it contains a residual equity interest, which on dissolution and liquidation of the Company, entitle the preferred stockholders to liquidation value and accumulated dividends, and rank equal with the common shareholders on an as if converted basis. A FASB’s accounting standard provides guidance that if the instrument has a residual equity interest, it should be considered to be an equity instrument and if the preferred stock is considered to be an equity instrument, then the embedded conversion option would not be separated because its risks and rewards are clearly and closely related to that of the redeemable convertible preferred stock.

Note 10 – Related party transactions

Other payables – shareholders

Beginning in July 2007, Mr. He Weili, a 38.10% shareholder, leased an office space to the Company at approximately the current fair market value from July 2009 to June 2010 with annual payment of $172,950.  For the three months ended September 30, 2009 and 2008, the Company recorded rent expense from the shareholder in the amount of approximately $43,215 and $43,279, respectively. As of September 30 and June 30, 2009, approximately $4,489 and $56,046, respectively, remained unpaid, and is included as other payables - shareholders.

The Company’s shareholders Mr. Han Xianfu and Mr. He Weili, who have 57.15% and 38.10% indirect ownership interests in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of September 30, 2009 and June 30, 2009 is as follows:

	September 30,	June 30,
	2009 (Unaudited)	2009
Han Xianfu, shareholder	$450,550	$450,550
He Weili, shareholder	304,839	356,396
Total other payables – shareholders	$755,389	$806,946

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 11 – Income taxes

Corporate income taxes

Companies established before March 16, 2007, will continue to enjoy tax holiday treatment approved by the local government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires. The Company’s VIE, Xin Ao, had received its tax holiday treatment until December 2007.  During the fourth quarter of the year, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao's involvement in producing high-tech products, its research and development, as well as its technical services. As a result of this certification, Xin Ao’s effective income tax rate has been reduced to 15% from 25%. The new tax rate will be retroactive to January 1, 2009 and will be effective for three years, through December 31, 2011.

Xin Ao was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, Xin Ao was subject to an EIT rate of 25%.  Xin Ao was granted a 10% tax deduction on 90% of the total sales revenue by the local authority due to the Company’s utilization of recycled raw materials.  Beginning on January 1, 2009, the Company, its subsidiaries, and VIE were subject to an EIT rate of 15%.  For the three months ended September 30, 2009 and 2008, the provision for income taxes amounted to $536,814 and $574,827, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2009 and 2008:

	September 30,	September 30,
	2009 (Unaudited)	2008 (Unaudited)
U.S. statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
China income taxes	25%	25%
China income tax exemption	(10)%	-
Other(a)	(29)%	3%
Effective income tax rates	(14)%	28%
(a)The 29% represents the expenses (such as change in fair value of warrants in the amount of $10,254,840 and certain expenses in the amount of $140,000 incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the three months ended September 30, 2009.

Taxes payable consisted of the following:

	September 30,	June 30,
	2009 (Unaudited)	2009
Income taxes payable	$1,888,411	$3,039,905
Other taxes	22,788	8,274
Total taxes payable	$1,911,199	$3,048,179

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

The following is a summary of our current Redeemable Convertible Preferred Stock issued and outstanding net of discount:

	As of September 30,	As of June 30,
	2009 (Unaudited)	2009
Numbers of Redeemable Convertible Preferred shares outstanding in the beginning of the fiscal year	851,125	875,000
Redeemable Convertible Preferred shares converted to Common share during the fiscal year	(63,125)	(23,875)
Current Redeemable Convertible Preferred shares outstanding	788,000	851,125

Per share conversion price from Redeemable Convertible Preferred shares to Common share	$8	$8
Current Redeemable Convertible Preferred outstanding before discount	$6,304,000	$6,809,000
Discount on Redeemable Convertible Preferred shares outstanding	$(375,843)	$(567,581)
Total Current Redeemable Convertible Preferred stocks net of discount	$5,928,157	$6,241,419

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

Following is a summary of the status of warrants outstanding:

Outstanding Common Stocks Underlying Warrants
Exercise Price	Number	Average Remaining Contractual Life

US$2.40	1,670,000	3.75 years
US$2.40	227,500	3.75 years
Total	1,897,500

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Following is a summary of the warrant activity:

Number of Common stock underlying Warrants
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	1,995,000
Granted	-
Forfeited	-
Exercised	(97,500)
Outstanding as of September 30, 2009 (Unaudited)	1,897,500

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

Employee Stock Options

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The following is a summary of the option activity:
Number of options
Outstanding as of June 30, 2008	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of September 30, 2009 (Unaudited)	250,000

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$2.90	50,000	9.01	$2.90	37,500	$-
3.00	50,000	9.18	-	-	-
3.50	50,000	9.18	-	-	-
4.00	50,000	9.18	-	-	-
4.50	50,000	9.18	-	-	-
$3.58	250,000		$2.90	37,500	$-

As of September 30, 2009, there was approximately $270,700 of total unrecognized compensation expense related to un-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

For the three months ended September 30, 2009 and 2008, the Company recognized approximately $41,355 and $2,771, respectively, as compensation expenses for its stock option plan.

On August 15, 2009, the Company issued 10,000 shares of restricted stock to each of its three board of directors for one year of service. The restricted stocks vest in equal quarterly installments over the first year of the agreement.  For the three months ended September 30, 2009, the Company recognized approximately $18,800 of the restricted stock as compensation expense.  As of September 30, 2009, $134,000 of total unrecognized compensation expense related to the unvested restricted stock based compensation arrangements.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital of the Company. Contemporaneously, China-ACMH made a payment of $5,000,000 and BVI-ACM made a payment of $100 to the Company. As of September 30, 2009, a contribution receivable in the amount of $1,210,000 remains unpaid.

Contribution receivable consisted of the following:

	Xin Ao	CHINA-ACMH	BVI-ACM	Total

Balance, June 30, 2008	$1,210,000	$-	$-	$1,210,000

Less: contribution received	-	-	-	-

Balance, June 30, 2009	$1,210,000	$-	$-	$1,210,000

Less: contribution received	-	-	-	-

Balance, September 30, 2009, Unaudited	$1,210,000	-	$-	$1,210,000

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $5.5 million and $5.8 million as of September 30, 2009 and June 30, 2009, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15 – (Loss) Earnings per share

The following is a reconciliation of the basic and diluted (loss) earnings per share computation for the three months ended September, 2009 and 2008:

	Three months ended
	September, 30
	2009 (Unaudited)	2008 (Unaudited)

Basic (loss) earning per share
Net (loss) income available to common shareholders	$(4,863,801)	$1,149,743
Weighted average shares outstanding-Basic	10,985,405	10,525,000
(Loss) Earnings per share-Basic	$(0.44)	$0.11

Diluted (loss) earning per share
Net (loss) income available to common shareholders	$(4,863,801)	$1,149,743
Add: Dividends on preferred stock	-	158,855
Add: Accretion on preferred stock	-	150,241
Net (loss) income for diluted EPS	$(4,863,801)	$1,458,839

Weighted average shares outstanding-Basic	10,985,405	10,525,000
Warrants	-	96,413
Preferred stock	-	3,500,000
Weighted shares outstanding-Diluted	10,985,405	14,121,413
(Loss) Earning per share-Diluted	$(0.44)	$0.10

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of September 30, 2009, 87,000 of the preferred stock had been converted into 348,000 of common stock. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis, the diluted weighted average common shares outstanding for the three months ended September 30, 2008 were 10,525,000 shares. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the three months ended September 30, 2009 and 2008, total dividend and accretion were $340,864 and $309,096, respectively.  For three months ended September 30, 2009, 57,500 warrants were converted into 51,052 shares of common stock. For the three months ended September 30, 2008, 1,995,000 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 96,413 shares of common stocks.

Because the Company reported a net loss for the three months ended September 30, 2009, common stock equivalents were anti-dilutive; therefore, the amount reported for basic and diluted loss per share are the same.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $17,681 and $17,450 for the three months ended September 30, 2009 and 2008, respectively.

Note 17 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2008 to September 30, 2013 with monthly payment of $16,000.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2009 to June 2010 with annual payment of $172,950, the rent is valued at fair value from the main property management.

The Company entered into three different five-year operating lease agreements during the fourth quarter of 2009.  The lease payments are for three manufacturing plants with various unrelated parties for a total monthly payment of $179,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors as the Company believes that a lump-sum pre-payments from aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

Total operating lease expense for the three months ended September 30, 2009 and 2008 was $595,027 and $92,590, respectively, and is included in selling, general, and administrative expenses. Future minimum annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
Nine months remaining in 2010	$1,742,120
2011	2,149,877
2012	2,149,877
2013	2,149,877
2014	1,635,564
Thereafter,	-

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

Following is the summary of the current litigation:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2009, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

Yunwei Zhang vs. Beijing Xin’Ao Concrete Co., Ltd. (Beijing District Court, PRC)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2006, an action against Xin Ao and Beijing Shangdi Xinda Company was filed by Yunwei Zhang (“Shangdi”) in Beijing District Court seeking payment of approximately $112,000 (RMB 814,000) for damages caused by Qingbao Zhang, a contracted driver of Xin Ao and an employee of Zhangbei County Labor Service Co., Ltd. The vehicle involved in the accident is owned by Beijing Shangdi Xingda Company who leased to Xin Ao who subsequently leased the vehicle to Zhangbei County Labor Service Company. On June 16, 2008, the Court ruled against Xin Ao and Shangdi to pay the damages incurred to Yunwei Zhang in the accident. Xin Ao is responsible for approximately $39,000 (approximately RMB 273,000) for the damages, and as of September 30, 2009, the Company has paid the final payment approximately $35,000.  The remaining $4,000 will be paid by Beijing Shangdi Xingda Company.

Note 19 – Subsequent Events

The Company received approval to list its common stock on the NASDAQ Global Market and commenced trading on NASDAQ on November 2, 2009. The Company continues to trade under the symbol "CADC."

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 16, 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

As of November 16, 2009., the Company has issued additional 942,303 shares of common stock through conversion of warrants and redeemable preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “China ACM”, “Company”, “we”, “our”, and “us” refer to China Advanced Construction Materials Group, Inc. (a Delaware corporation) and its wholly-owned subsidiaries Xin Ao Construction Materials, Inc. and Beijing Ao Hang Construction Materials Technology Co., Ltd., as well as Beijing Xin Ao Concrete Co., Ltd., the Company’s variable interest entity.

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the non-cash expense, change in fair value of warrant, shown in the below chart, of $7,273,441 due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in the section “Derivative Liability” below.

Management believes that these Non-GAAP financial measures are useful to investors in that they provide supplemental information to possibly better understand the underlying business trends and operating performance of the Company. The Company uses these Non-GAAP financial measures to evaluate operating performance. However, Non-GAAP financial measures should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP.

	Three Months Ended
	September 30			June 30
	2009 (Unaudited)	2008 (Unaudited)	Differences	2009
Net Income (Loss) -GAAP	$(4,522,937)	$1,458,839	$(5,981,776)	$12,068,489
Subtract:
Dividends and accretion on redeemable convertible preferred stock	$340,864	$309,096	$31,768	1,229,473
Net Income (loss) available to Common shareholders -GAAP	$(4,863,801)	$1,149,743	$(6,013,544)	$10,839,016
Add Back:
Change in fair value of warrant	$7,273,441 (a)	$-	$7,273,441	$-
Adjusted Net Income available to Common shareholders -non-GAAP	$2,409,640	$1,149,743	$1,259,897	$10,839,016

Basic earning (loss) per share - GAAP	$(0.44)	$0.11	$(0.55)	$1.03
Add back:
Change in fair value of warrant	$0.66	$-	$0.66	$-
Adjusted basic earning per share non-GAAP	$0.22	$0.11	$0.11	$1.03

Diluted earning (loss) per share-GAAP	$(0.44)	$0.10	$(0.54)	$0.86
Add back:
Change in fair value of warrant	$0.48	$-	$0.48	$-
Change in diluted earnings	$0.14	$-	$0.14	$-
Adjusted diluted earning per share non-GAAP	$0.18	$0.10	$0.08	$0.86

Weighted average number of shares - GAAP
Basic	10,985,405	10,525,000	-	10,526,719
Diluted	10,985,405	14,121,413	-	14,032,479

Weighted average number of shares - non GAAP
Basic	10,985,405	10,525,000	-	10,526,719
Diluted	15,061,158	14,121,413	-	14,032,479

 (a) The Company adopted the provisions of a FASB accounting standard, ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008.  On July 1, 2009, the Company recognized a $7,273,441  loss from the change in fair value for the three months ended September 30, 2009.

Overview

China Advanced Construction Materials Group, Inc. (“China ACM”) is a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH. BVI-ACM engages in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments. The Company is primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. BVI-ACM owns 100% of the issued and outstanding capital stock of China-ACMH, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Beijing Xin Ao Concrete Co. Ltd. (“Xin Ao”), a company incorporated under the laws of China, and its two shareholders pursuant to which China-ACMH effectively takes over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate Xin Ao for an annual fee in the amount of Xin Ao’s yearly net profits after tax. In addition, Xin Ao’s Shareholders have pledged their rights, titles and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH’s rights to control and operate Xin Ao, Xin Ao’s shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Xin Ao’s operating results, assets and liabilities within its financial statements.

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

Together with our subsidiaries, we provide materials and services through our network of seven ready-mixed concrete plants throughout Beijing and eleven portable concrete plants located in various provinces all over China in supporting our high speed railway projects during the first quarter of fiscal year 2010. We own one concrete plant and its related equipment, lease three plants.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.  We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a much greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.  Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government last year, which will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. For the three months ended September 30, 2009, two customers accounted for approximately 10.17% of the Company’s sales and approximately 7.26% of the Company’s accounts receivable. For the three months ended September 30, 2008, two customers accounted for approximately 37.3% of the Company’s sales and 9.3% of the Company’s accounts receivable.

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

PRC Taxation

Our subsidiary, China-ACMH and its VIE, Xin Ao are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

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

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which took effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. The new EIT Law imposes a unified income tax rate of 25.% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Because the Company’s operating subsidiary, Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). Effective January 1, 2009, the China-ACM new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DES and FIEs.

Derivative Liability

Effective July 1, 2009, the Company became subject to a FASB accounting standard, ASC 815 (EITF 07-05), which determines whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This accounting standard  provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As such, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and, as such, all future changes in the fair value of these warrants will be recognized as earnings until such time as the warrants are exercised or expire.

The conversion option does not need to be separated from the redeemable convertible preferred stock and accounted for as derivative liability because it contains a residual equity interest, which on dissolution and liquidation of the Company, entitle the preferred stockholders to liquidation value and accumulated dividends, and rank equal with the common shareholders on an as if converted basis.  A FASB accounting standard provides that if the instrument has a residual equity interest, it “should” be considered to be an equity instrument and if the preferred stock is considered to be an equity instrument, then the embedded conversion option would not be separated because its risks and rewards are clearly and closely related to that of redeemable convertible preferred stock.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Total revenue	$19,481,136	$5,136,746
Total cost of revenue	16,194,100	2,448,332
Gross profit	3,287,036	2,688,414
Selling, general and administrative expenses	(895,031)	(657,109)
Other (expense) income, net	(6,378,128)	2,361
(Loss) Income before provision for income taxes	(3,986,123)	2,033,666
Income taxes expense	(536,814)	(574,827)
Net (Loss) income	(4,522,937)	1,458,839
Dividends and accretion on redeemable preferred	340,864	309,096
Net (Loss) income available to Common shareholders	$(4,863,801)	$1,149,743

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Total revenue	100.0%	100.0%
Total cost of revenue	83.1%	47.7%
Gross profit	16.9%	52.3%
Selling, general and administrative expenses	(4.6)%	(12.8)%
Other expense, net	(32.7)%	0.0%
(Loss) Income before provision for income taxes	(20.4)%	39.5%
Income taxes expense	(2.8)%	(11.2)%
Net (loss) income	(23.2)%	28.3%
Dividends and accretion on redeemable preferred	1.7%	6.0%
Net (loss) income available to Common shareholders	(24.9)%	22.3%

Comparison of the three months Ended September 30, 2009 and 2008

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, and mixer rental. For the three months ended September 30, 2009, we generated revenue of $19,481,136 compared to $5,136,746 during the same period of 2008, an increase of $14,344,390 or 279.3%. The Company increased its production volumes from fixed concrete plants in Beijing area in the first quarter this fiscal year compared to the same period last year.  As a result, our concrete sales revenue increased by $13,019,070, despite a decrease in unit sale price, compared to the same period last year. During the quarter ended September 30, 2009, we continued to supply concrete products to eleven railway projects all over China through our portable plants, specifically the projects located in Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Henan Province, Liaoning Province, and Beijing. These eleven projects contributed $2,805,614 to our total revenue for the quarter ended September 30, 2009 compared to $1,925,543 in revenue from three projects we operated for the same quarter in 2008. The revenue increase in manufacture service was principally due to additional portable plants we operated this fiscal quarter compared to the same quarter last year. For these railway projects, the general contractors supplied their own raw materials and we provided manufacturing and transportation services. In addition, technical consulting services generated revenue of $1,244,895 during the first quarter of 2009, an increase of $628,098 or 101.8% compared to the same quarter in 2008. During the three month period ended September 30, 2009, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $543,870, a decrease of $112,944 or 17.2%. During this quarter, we relocated some mixer trucks to support our manufacture services and thus reduced the availability of mixer truck rental. We anticipate our overall sales revenue will continue to grow as the Chinese government announced its 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 well as the Chinese government’s railroad project plans which are expected to cost a total of $730 billion through 2020. We should be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

 Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overheads and raw materials including inbound freight charge, was $16,194,100 for the quarter ended September 30, 2009 as compared to $2,448,332 for the quarter ended September 30, 2008, an increase of 561.4% or $13,745,768.  During the fiscal quarter prior to the celebration of National Day of the People's Republic of China in Beijing, our primary area of operation, all construction surrounding the city was halted and delayed due to severe restrictions on traffic controls. The increase on cost of revenue was due to overall increase in production from four fixed concrete plants in Beijing areas and increase production on manufacture and technical services as well as other services compared to the same period in 2008. The increase in cost of sales was also due to increases in cruel oil prices which increased the costs of raw materials and transportation during the quarter. The cost of sales on concrete increased $12,776,409 this fiscal quarter compared to the same quarter last year.  Such increase was due to an increase in our concrete production as a result of the three additional plants we added in last fiscal quarter, as well as the increase in cruel oil prices as indicated above. Although our production volume increased during this fiscal quarter, the overall plant utilization rate was down mainly due to severe traffic and construction restrictions in Beijing in anticipation of the National Day of the PRC and the increase in the price of cruel oil. Cost of sales in manufacturing service increased $1,259,959 during the fiscal quarter ended September 30, 2009 as compared to the same quarter last year.  Such increase was due to the increase in total operational capacity and decrease in utilization rate for the three new portable plants we recently added to operation as well as an increase in transportation costs. We anticipate our production and utilization rate will start picking up during the second quarter as the celebration National Day of PRC came to an end in the beginning of October.  However, we are uncertain whether the cruel oil prices will maintain at the current level in the near future.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $3,287,036 for the fiscal quarter ended September 30, 2009 as compared to $2,688,414 for the quarter ended September 30, 2008. The gross profit for sale of concrete was $550,041 or 3.7% for the quarter ended September 30, 2009 compared to $307,380 or 16.5% for the same period last year, an increase of $242,661. The decrease in concrete gross margin this fiscal quarter compared to the same period last year was primarily due to the increase in costs of raw materials and transportation as a result of the increase in the price of cruel oil as well as the low utilization rate from newly leased plants and traffic restrictions due to the National Day of the PRC as discussed above. However, heading into the second quarter, our traditional concrete production continues to increase and our utilization has improved, which should favorably impact our gross margins.  The gross profit on our manufacturing services was $1,048,447 or 37.4% for the quarter ended September 30, 2009, a decrease of $379,888. Such decrease was principally due to fixed costs incurred on our new portable plants before they commenced production during the quarter as well as the increase in costs of transportation.  We expect the gross margin in manufacturing services will start picking up in the second fiscal quarter this year as the celebration of National Day of PRC came to an end in the beginning of October. The gross margins on technical services and mixer rental were 95.6% and 91.6% respectively during the quarter ended September 30, 2009.  We plan to continue expanding our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. The company incurred selling, general and administrative expenses of $895,031 for the quarter ended September 30, 2009, an increase of 36.2% or $237,922, as compared to $657,109 for the quarter ended September 30, 2008. The increase was principally due to increase in salary expense, research and development expense, and sale and marketing expense resulting from our overall production expansion during the quarter.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other expense of $6,378,128 for the quarter ended September 30, 2009 as compared to net other income of $2,361 for the quarter ended September 30, 2008, a decrease of $6,380,489. The decrease in net other income was primarily due the increase in other non-operating expense and a non-cash loss due to changes in the fair value of our outstanding warrant of $7,273,441, which was a result of the adoption of the accounting standard aforementioned in July 1, 2009 which requires us to record financial instruments such as warrants as derivative liabilities and a non-cash charge to income statement at fair market value (See Note 2, Financial Instruments). We also experienced an increase in other subsidy income for $739,178 during the three months ended September 30, 2009 as compared to the same period of 2008. In addition, we had interest expenses of $23,753 for the quarter ended September 30, 2009 as compared to $228,774 for the quarter ended September 30, 2008, a decrease of $205,021. The decrease of interest expense was primarily due to us paying off a short-term loan in July 2009.

Provision for Income Taxes. Provision for income taxes amounted to $536,814 and $574,827 for the quarters ended September 30, 2009 and 2008, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 and an income tax rate reduction from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate and as of January 1, 2009, to 15% income tax rate.  Accordingly, our total income taxes incurred for the fiscal quarter ended September 30, 2009 comprised of 15% income tax rate compared to 25% income tax rate for the same quarter last year. The new tax rate granted to the Company in June this year and the provision for income taxes provision was retro-active adjusted from the beginning of the calendar year 2009 in the fourth quarter ended June 30, 2009. The Company paid $1,682,537 for its corporate income tax during this quarter.  In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any

Net (Loss) Income. We incurred a net loss of $4,522,937 for the quarter ended September 30, 2009, as compared to net income of $1,458,839 for the same quarter in 2008, a decrease of $5,981,776. Such decrease in net income was attributable to an increase in our plant production in the Beijing area, higher gross profits on the eleven railway projects, technical services, and rental income from mixing trucks, all of which was offset by an increase in selling, general, and administrative expense as well as a non-cash loss of $7,273,441 related to changes in the fair value of our outstanding warrant. As discussed above, we adopted an accounting standard in July 1, 2009, and the warrants issued in connection with our June 11, 2008 private placement were re-classed from equity to derivative warrant liabilities and marked to fair market value.  Our management believes that our profits should increase during the next 12 months as we continue to expand into service sectors that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which should lower our costs and provide greater profitability

Excluding the affect from non-cash loss related to changes in fair market of warrant, our net income would be $2,750,504 for the three months ended September 30, 2009 as compared to net income of $1,458,839 for the same period in 2008, during which we did not incur the same non-cash loss.  See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash expense.

Dividends and accretion on redeemable preferred stock. The increase in dividends and accretion on redeemable convertible preferred stock of $31,768 compared to the quarter ended September 30, 2008 was due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $149,126 and $158,855 for the quarter ended September 30, 2009 and 2008 and accretion of discount on the preferred stock of $191,738 and $150,241 for the quarter ended September 30, 2009 and 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $2,187,981 and restricted cash of $217,483. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

	Three Months Ended
	September 30,
	(Unaudited)	(Unaudited)
	2009	2008

Net cash provided by (used in) operating activities	$1,522,618	$(276,589)
Net cash used in investing activities	(101,183)	(19,067)
Net cash (used in) provided by financing activities	(2,859,398)	3,470,466
Effect of foreign currency translation on cash and cash equivalents	(8,861)	(1,343)
Net (decrease) increase in cash and cash equivalent	$(1,446,824)	$3,173,467

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of the Three Months Ended September 30, 2009 and 2008

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $1,522,618 for the three months ended September 30, 2009 as compared to net cash used in operating activities of $276,589 for the quarter ended September 30, 2008. The increase in net cash provided by operating activities was primarily due to accounts payable and other receivables, which were partially offset by deferred payment of cash on tax and accounts receivable during the three month ended September 30, 2009. We expect our cash flow from operating activities to improve as the construction industry in Beijing increases its activity following the PRC National Day holiday, and we strengthen our efforts to negotiate more favorable terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $101,183 for the three month ended September 30, 2009 as compared to $19,067 for the three month ended September 30, 2008. The cash was principally used to purchase new production and office equipment for the three month ended September 30, 2009.

Net Cash Provided by/used in Financing Activities. Net cash used in financing activities totaled $2,859,398 for the three months ended September 30, 2009 as compared to net cash provided by financing activities of $3,470,466 for the three month ended September 30, 2008. The decrease in cash used by financing activities was due to a short-term loan payoff of $4,395,000 (RMB 30 million) to Beijing International Trust & Investment Co., offset by proceeds of our common stock offering of $1,497,272 in July 2009, compared to proceeds of short term loans of $7,354,278 in the same quarter last year. The net proceeds from the common stock offering this quarter will be used for building plants, purchasing concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.  As of September 30, 2009, we had cash of $2,187,981 as compared to $5,083,962 as of September 30, 2008. This decrease was due principally to a decrease in accounts receivable and a short-term loan payoff of $4,395,000 (RMB 30 million) to Beijing International Trust & Investment Co., which was partially offset by increase in short-term borrowings and prepayment

We believe that we can meet our liquidity and capital requirements for our ongoing operations from a variety of sources in 2010 without conducting a financing, however, we will need to raise additional capital in order to undertake out current plans for expansion.

Loan Facilities

We had a total of $117,000 and $4,512,200 outstanding on loans and credit facilities as of September 30, 2009 and June 30, 2009 respectively. For the three months ended September 30, 2009, we had paid $4,385,260 for our June 30, 2009 outstanding loan.

 Total interest expense on short-term loans for the three months ended September 30, 2009 and 2008 amounted to $23,753 and $227,811, respectively.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. China ACM, its subsidiaries and Xin Ao, together are referred to as the Company. In accordance with an accounting standard regarding the consolidation of variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this accounting standard the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. Under the transition rules, the financial statements of Xin Ao are then consolidated into the Company’s consolidated financial statements.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue Recognition. The Company recognizes revenue in accordance with accounting standards issued by the FASB, which specifies that revenue is realized or realizable and earned when four criteria are met:

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

Financial instruments. The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

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

As of September 30, 2009, the outstanding principal on the Company’s short term loan was $117,000.  The Company paid off its bank loan balance due to Beijing International Trust Co. Ltd. for the amount of $4,395,000 in July 2009. Management concluded the carrying value of the short term loan is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.

Marketable securities, warrant liabilities, receivables and current liabilities qualify as financial instruments. Marketable securities were determined using Level 1, which are carried on the consolidated balance sheets at fair value, with fair values determined by the financial institution who sold the securities. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Effective July 1, 2009, the Company adopted the provisions of an accounting standard issued by the FASB, which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard is effective for financial statements for fiscal years beginning after December 15, 2008.  It specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC Topic 815 scope exception.

As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008.  On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $10,254,840 on September 30, 2009 determined by using level 3.  Therefore, the Company recognized a $7,273,441 (un-audited) loss from the change in fair value for the three months ended September 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Cox-Ross-Rubinstein (“CRR”) Binomial Model using the following assumptions:

	September 30, 2009	July 1, 2009
	(Unaudited)
Annual dividend yield
Expected life (years)	3.75	4.00
Risk-free interest rate	1.75%	2.07%
Expected volatility	75%	75%

Expected volatility is based on historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock.  The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

As required by this accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value of the warrants was determined using the CRR Binomial Model,  and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (unaudited).

	Carrying Value at September 30, 2009	Fair Value Measurement at September 30, 2009
		Level 1	Level 2	Level 3
Marketable securities	$66,178	$66,178	$-	$-
Derivative liability - warrants	$10,254,840	$-	$-	$10,254,840

Other than the marketable securities and derivative liabilities - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value.

The Company analyzes all financial instruments with features of both liabilities and equity. The Company did not identify any assets and liabilities, other than marketable securities, that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting standard aforesaid.

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

 Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. In addition, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

As of September 30, 2009, the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 or during the entire period covered by this report.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.     RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

 ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2009.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended September 30, 2009.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

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

Date: November 16, 2009	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chin Hsiao
Chin Hsiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)