Form 10-Q
period 2009-12-31
China Advanced Construction Materials Group, Inc
filed 2010-02-09
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,186,420

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  AS OF DECEMBER 31, 2009 AND JUNE 30, 2009

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,696,339	$3,634,805
Restricted cash	260,863	453,192
Marketable securities	-	71,880
Notes receivable	14,275	10,799
Accounts receivable, net of allowance for doubtful accounts of $95,866 and $120,986, respectively	23,231,389	11,815,402
Inventories	1,878,710	1,216,014
Other receivables	1,825,418	3,845,186
Prepayments	5,524,792	4,255,326
Total current assets	34,431,786	25,302,604

PLANT AND EQUIPMENT, net	20,923,012	22,089,717

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $223,685 and $328,563 respectively	8,404,203	4,132,706
Long term prepayments	9,447,976	4,794,746
Total other assets	17,852,179	8,927,452

Total assets	$73,206,977	$56,319,773

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans	$146,259	$4,512,200
Accounts payable	22,081,971	10,722,741
Customer deposits	463,047	-
Other payables	306,266	352,880
Other payables - shareholders	751,826	806,946
Accrued liabilities	1,443,512	593,057
Taxes payable	2,727,478	3,048,179
Total current liabilities	27,920,359	20,036,003

OTHER LIABILITIES
Warrants liabilities	5,546,523	-
Total liabilities	33,466,882	20,036,003

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.001 par value, 549,875 shares issued and outstanding as of December 31, 2009 and 851,125 shares issued and outstanding as of June 30, 2009), net of discount for the amount of $167,851 and $567,581 as of December 31 and June 30, 2009, respectively	4,231,149	6,241,419

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, 549,875 issued and outstanding as of December 31, 2009 and 851,125 issued and outstanding as of June 30, 2009, and classified outside shareholders' equity (see above), liquidation preference of $8.00 per share and accrued dividends as of December 31, 2009 and June 30, 2009	-	-

Common stock, $0.001 par value, 74,000,000 shares authorized, 12,751,971 and 10,595,500 shares issued and outstanding, as of December 31, 2009 and June 30, 2009, respectively	12,752	10,596
Paid-in-capital	17,735,448	12,987,417
Contribution receivable	-	(1,210,000)
Retained earnings	11,590,535	12,783,892
Statutory reserves	3,545,038	2,765,179
Accumulated other comprehensive income	2,625,173	2,705,267
Total shareholders' equity	35,508,946	30,042,351
Total liabilities, redeemable preferred stock and shareholders' equity	$73,206,977	$56,319,773

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales of concrete	$20,316,502	$7,969,878	$35,203,259	$9,837,565
Manufacturing services	3,663,114	2,070,996	6,468,728	3,996,539
Technical services	1,234,760	423,330	2,479,655	1,040,127
Mixer rental	416,770	339,767	960,640	996,581
Marketing cooperation	247,796	24,230	247,796	94,135
Sales of materials	285,370	-	285,370	-
Total revenue	26,164,312	10,828,201	45,645,448	15,964,947

COST OF REVENUE
Concrete	18,453,296	5,993,897	32,790,012	7,554,204
Manufacturing services	2,063,646	795,880	3,820,813	1,293,088
Technical services	81,516	29,781	135,999	97,683
Mixer rental	45,124	44,998	90,858	337,043
Marketing cooperation	47,061	7,837	47,061	38,707
Sales of materials	239,043	-	239,043	-
Total cost of revenue	20,929,686	6,872,393	37,123,786	9,320,725

GROSS PROFIT	5,234,626	3,955,808	8,521,662	6,644,222

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,157,250	612,371	2,052,281	1,269,480

INCOME FROM OPERATIONS	4,077,376	3,343,437	6,469,381	5,374,742

OTHER (EXPENSE) INCOME, NET
Other subsidy income	1,323,515	602,427	2,290,287	830,021
Realized gain from sales of marketable securities	27,008	-	27,008	-
Non-operating (expense) income, net	(29,325)	(85,295)	(78,528)	(83,188)
Change in fair value of warrants	3,356,796	-	(3,916,645)	-
Interest income	1,524	2,406	3,021	3,840
Interest expense	-	(217,570)	(23,753)	(446,344)
TOTAL OTHER (EXPENSE) INCOME, NET	4,679,518	301,968	(1,698,610)	304,329

INCOME BEFORE PROVISION FOR INCOME TAXES	8,756,894	3,645,405	4,770,771	5,679,071

PROVISION FOR INCOME TAXES	811,813	1,000,403	1,348,627	1,575,230

NET INCOME	7,945,081	2,645,002	3,422,144	4,103,841

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	318,835	309,036	659,699	618,132

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	7,626,246	2,335,966	2,762,445	3,485,709

RECONCILIATION OF COMPREHENSIVE INCOME:
Net Income	7,945,081	2,645,002	3,422,144	4,103,841
Unrealized loss from marketable securities	-	(5,876)	-	(19,217)
Foreign currency translation adjustment	(17,663)	74,755	(80,094)	138,179

COMPREHENSIVE INCOME	$7,927,418	$2,713,881	$3,342,050	$4,222,803

EARNING PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	12,377,182	10,525,000	11,681,294	10,525,000
Diluted	15,955,516	14,220,410	15,624,782	14,220,410

Earnings per share:
Basic	$0.62	$0.22	$0.24	$0.33
Diluted	$0.50	$0.19	$0.22	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	amount	capital	receivable	Compensation	Unrestricted	reserves	income	Total
BALANCE, June 30, 2008	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598
Dividends on redeemable preferred stock						(317,650)			(317,650)
Accretion of discount on redeemable preferred stock						(300,481)			(300,481)
Stock based compensation			26,210		2,771				28,981
Forfeited stock compensation			(24,937)		24,937				-
Net income						4,103,841			4,103,841
Adjustment to statutory reserve						(459,217)	459,217		-
Unrealized loss on marketable securities								(19,217)	(19,217)
Foreign currency translation gain								138,179	138,179
BALANCE, December 31, 2008	10,525,000	$10,525	$12,723,533	$(1,210,000)	$-	$6,283,769	$1,911,996	$2,717,428	$22,437,251
Dividends on redeemable preferred stock						(310,855)			(310,855)
Accretion of discount on redeemable preferred stock						(300,487)			(300,487)
Stock based compensation			81,267						81,267
Forfeited stock compensation	(25,000)	(25)	(8,288)						(8,313)
Redeemable convertible preferred stock converted to common stock	95,500	96	190,905						191,001
Net income						7,964,648			7,964,648
Adjustment to statutory reserve						(853,183)	853,183		-
Unrealized loss on marketable securities								39,822	39,822
Foreign currency translation gain								(51,983)	(51,983)
BALANCE, June 30, 2009, as previously reported	10,595,500	$10,596	$12,987,417	$(1,210,000)	$-	$12,783,892	$2,765,179	$2,705,267	$30,042,351
Cumulative effect of reclassification of warrants			(1,371,280)			(1,965,945)			(3,337,225)
BALANCE, June 30, 2009, as adjusted, (Unaudited)	10,595,500	$10,596	$11,616,137	$(1,210,000)	$-	$10,817,947	$2,765,179	$2,705,267	$26,705,126
Dividends on redeemable preferred stock						(259,969)			(259,969)
Accretion of discount on redeemable preferred stock						(399,728)			(399,728)
Stock based compensation			120,778						120,778
Issuance of Common Stock for cash at $2.3	650,988	651	1,496,591						1,497,242
Conversion of redeemable preferred stock into common stock	1,205,000	1,205	2,408,795						2,410,000
Conversion of warrants into common stock	300,483	300	741,626						741,926
Derivative value of warrants exercised			1,351,521						1,351,521
Dividends paid to shareholders and contributed as share capital				1,210,000		(1,210,000)			-
Net income						3,422,144			3,422,144
Adjustment to statutory reserve						(779,859)	779,859		-
Unrealized loss on marketable securities								(20,698)	(20,698)
Foreign currency translation loss								(59,396)	(59,396)
BALANCE, December 31, 2009	12,751,971	$12,752	$17,735,448	$-	$-	$11,590,535	$3,545,038	$2,625,173	$35,508,946

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,422,144	$4,103,841
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,387,883	1,071,362
Amortization of long term deferred expense	-	2,771
Bad debt expense	(129,354)	142,485
Amortization of deferred compensation expense	120,778	26,210
Change in fair value of warrants	3,916,645	-
Realized gain on sale of marketable securities	(27,007)	-
Changes in operating assets and liabilities
Accounts receivable	(19,737,550)	(8,111,508)
Note receivable	(3,502)	-
Inventories	(664,483)	(861,184)
Other receivables	2,011,537	(208,733)
Prepayments	(1,276,446)	155,626
Long term deferred expense	(424,307)	-
Accounts payable	11,375,636	2,931,338
Customer deposits	462,849	(2,232)
Other payables	39,898	55,886
Accrued liabilities	896,045	166,881
Taxes payable	(314,895)	1,590,669
Net cash provided by operating activities	1,055,871	1,063,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	78,207	-
Advanced for equipment purchase	(80,462)	-
Purchase of property, plant and equipment	(258,580)	(31,666)
Net cash used in investing activities	(260,835)	(31,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	146,284	7,354,278
Payments of short term loan	(4,502,287)	(6,749,544)
Payment to shareholder for rent	(141,060)	(43,282)
Restricted cash	192,330	31,608
Proceeds from exercise of warrants	386,100	-
Proceeds from issuance of common stock	1,497,242	-
Preferred dividends paid	(304,781)	(317,648)
Net cash (used in) provided by financing activities	(2,726,172)	275,412

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(7,330)	7,525

NET (DECREASE) INCREASE IN CASH	(1,938,466)	1,314,683

CASH, beginning of year	3,634,805	1,910,495

CASH, end of period	$1,696,339	$3,225,178

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with the FASB’s guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $2,625,173 and $2,705,267 as of December 31 and June 30, 2009, respectively. Asset and liability accounts at December 31, 2009 and June 30, 2009 were translated at RMB 6.84 and RMB 6.83 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the six months ended December 31, 2009 and 2008 were RMB 6.84 and RMB 6.83 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three and six months ended December 31, 2009 and 2008.

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

As required by a FASB accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value of the warrants was determined using the CRR Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 (unaudited).

	Carrying Value at December 31, 2009	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$-
Derivative liability - warrants	$5,546,523	$-	$5,546,523	$-

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Stock-based compensation

The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. This accounting standard requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company estimates the fair value of the awards using the CRR binomial model. Option pricing models, such as the CRR binomial model, require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the CRR binomial model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with the accounting standard aforementioned using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Concentration of risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at December 31 and June 30, 2009 amounted to $827,589 and $3,634,805, respectively, of which no deposits were covered by insurance. Also, as of December 31 and June 30, 2009, the Company held $260,863 and $453,192 in restricted cash in a corporate legal counsel’s trust account respectively , in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months and six months ended December 31, 2009, the Company does not have customer over 10% of sales. For the three months ended December 31, 2008, two customers accounted for approximately 24.7% of the Company’s sales and 25.6% of the Company’s account receivables as of December 31, 2008. For the six months ended December 31, 2008, three customers accounted for approximately 21% of the Company’s sales and 39% of the Company’s account receivable as of December 31, 2008.

Major suppliers – For the three months and six months ended December 31, 2009, the Company does not have supplier over 10% of purchases. For the three months ended December 31, 2008, one supplier accounted for approximately 14.4% of the Company purchase and approximately 1.48% of the Company’s accounts payable as of December 31, 2008. For the six months ended December 31, 2008, two suppliers accounted for approximately 19% of the Company purchase and approximately 45% of the Company’s accounts payable as of December 31, 2008.

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

Restricted Cash

Restricted cash represents portion of the proceeds received from the June 11, 2008, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees. The restricted cash balance was $260,863 and $453,192 as of December 31 and June 30, 2009, respectively.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, using the weighted average cost method. The Company reviews its inventory periodically for possible obsolescence or if a write down is necessary because the carrying value exceeds net realizable value. As of December 31 and June 30, 2009, the Company determined no reserves for obsolescence were necessary.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in and outside of Beijing.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.  No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, the Company records an impairment charge to reduce the related assets to their net realizable value. The Company believes no impairment exists at December 31, 2009.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Income taxes

The Company’s subsidiaries Xin Ao and WOFE are governed by the income tax laws of the PRC. The Company accounts for income taxes in accordance with a FASB accounting standard, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the U.S., the Company did not have any provision for U.S. income taxes including any deferred income taxes, for the six months ended December 31, 2009 and 2008, respectively.

Under the accounting standard defines uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.  There were no material deferred tax amounts as of December 31 and June 30, 2009, respectively.

The Company has cumulative undistributed earnings of China ACMH of approximately $21.6 million as of December 31, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities during the six months ended December 31, 2009 and 2008, respectively.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the six months ended December 31, 2009 and 2008, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses for the three and six months ended December 31, 2009 were $2,898 and $40,479, respectively. The Company did not incur any research and development expense for the six months ended December 31, 2008.

Earnings per share

The Company reports earnings per share in accordance with a FASB accounting standard, requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive income

The FASB accounting standard for reporting and display of comprehensive income and its components in financial statement, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of this accounting standard, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

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

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption will have a material impact on its consolidated financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2010, the FASB issued an accounting standard update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash
In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3 – Supplemental disclosure of cash flow information

During the six months ended December 31, 2009 and 2008, the Company paid interest in the amount of $328,543 and $443,786, respectively.

Cash payments for income taxes for the six months ended December 31, 2009 and 2008 were $1,682,537 and $0, respectively. The Company was subject to corporate income tax exemption for calendar 2008.

For the six months ended December 31, 2009, 230,687 shares of common stock underlying warrants were converted into 139,608 shares of common stock by the exercise of such warrants on a cashless basis.

For the six months ended December 31, 2009, 301,250 shares of redeemable convertible preferred stock were converted into 1,205,000 shares of common stock on a cashless basis.

For the six months ended December 31, 2009, $4.2 million was assigned as prepayment for purchase of equipment.

Non-cash transactions in the six months ended December 31, 2008

For the six months ended December 31, 2008, the Company assigned accounts receivables totaling approximately $3,600,000 as payment to suppliers whose balances were included in accounts payable. Balances of accounts receivable and payable reported on the balance sheets are net of the assignments.

For the six months ended December 31, 2008, the accretion of the discount on redeemable preferred stock amounted to approximately $300,000, and has been included in the consolidated statements of shareholders’ equity.

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

Note 5 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts. Over 73% of the Company’s receivables are due within a year by contract and are classified as current assets on the consolidated balance sheets. For certain large construction projects that can take several years to complete, the Company provides extended payment terms to the general contractors. These contractors are usually large state-owned builders with good credit ratings. At the end of each period, the Company evaluates the structure and collectability of accounts receivable and for these receivables that are past due or not being paid according to payment terms, the Company takes appropriate actions including seeking legal resolution in a court of law, for its collection efforts.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31 and June 30, 2009, accounts receivable and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2009 (Unaudited)	2009
Accounts receivable, current	$23,327,255	$11,936,388
Less: allowance for doubtful accounts, current	(95,866)	(120,986)
Net accounts receivable, current	23,231,389	11,815,402

Accounts receivable, non-current	8,627,888	4,461,269
Less: allowance for doubtful accounts, non-current	(223,685)	(328,563)
Net accounts receivable, non-current	8,404,203	4,132,706

Total accounts receivable, net	$31,635,592	$15,948,108

Note 6 – Plant and equipment

Plant and equipment consist of the following as of December 31 and June 30, 2009:

	December 31,	June 30,
	2009 (Unaudited)	2009
Transportation equipment	$20,358,047	$20,375,873
Plant and machinery	9,833,606	6,246,380
Office equipment	103,919	95,556
Construction-in-progress	-	3,369,500
Total	30,295,572	30,087,309
Less: accumulated depreciation	(9,372,560)	(7,997,592)
Plant and equipment, net	$20,923,012	$22,089,717

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

Construction of some of the new portable mixing stations was completed and $3,391,598 was transferred to fixed assets during the six months ended December 31, 2009.

Depreciation expense for the three months ended December 31, 2009 and 2008 amounted to $719,863 and $536,237, respectively. Depreciation expense for the six months ended December 31, 2009 and 2008 amounted to $1,387,883 and $1,071,362, respectively. For the six months ended December 31, 2009 and 2008, no material interest amounts were capitalized.

Note 7 – Prepayments

Prepayments are comprised of short-term and long-term factory rental prepayments the Company made and also prepayments for inventory purchases. Short-term prepayments as of December 31 and June 30, 2009 consisted of the following:

	December 31,	June 30,
	2009 (Unaudited)	2009
Prepayments for inventories	$2,950,265	$2,431,401
Short term prepayments-rent	2,559,527	1,823,925
Others	15,000	-
Total prepayments	$5,524,792	$4,255,326

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Long term prepayments represented prepayment for purchase of equipment and the non-current portion of the factory rental prepayments the Company made. Prepayment for purchase of equipment amounted to $4,236,977 and $0 as of December 31 and June 30, 2009, respectively. Long term rental prepayments amounted to $5,210,999 and $4,794,746 as of December 31 and June 30, 2009, respectively. Rent prepayments for the next five years ended June 30 amounted to $7,770,526 and consists of the following:

Years ending December 31,	Amount
2010	$2,559,527
2011	1,864,798
2012	1,828,234
2013	1,196,198
2014	321,769

Note 8 – Short term loans

Short term loans represent amounts due to one of the Company’s employee that are due on demand or within one year. As of December 31 and June 30, 2009, the outstanding balances on these loans were $146,259 and $4,512,200, respectively, and these loans consisted of the following:

	December 31,	June 30,
	2009 (Unaudited)	2009
Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd., paid off in July 2009	$-	$4,395,000

Loan from an employee(s), effective interest rate of 0% per annum, due upon demand, unsecured.	146,259	117,200

Total short term loans	$146,259	$4,512,200

Interest expense on short-term loans for the three months ended December 31, 2009 and 2008 amounted to $0 and $215,975, respectively. Interest expense on short-term loans for the six months ended December 31, 2009 and 2008 amounted to $23,753 and $443,786, respectively.

Note 9 – Derivative liability

Effective July 1, 2009, the Company adopted a FASB accounting standard, which defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As a result of adopting this FASB accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008.  On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $5,546,523 on December 31, 2009.  Therefore, the Company recognized a $3,356,796 gain and $3,916,645 loss from the change in fair value for the three and six months ended December 31, 2009, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Cox-Ross-Rubinstein (“CRR”) Binomial Model using the following assumptions:

	December 31, 2009	July 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.50	4.00
Risk-free interest rate	1.92%	2.07%
Expected volatility	75%	75%

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

The conversion option does not need to be separated from the redeemable convertible preferred stock and accounted for as derivative liability because it has the risks and rewards of an equity instrument and clearly and closely related to the risks and rewards of the redeemable convertible preferred stock, which has been accounted for as an equity instrument.

The redeemable convertible preferred stock contains residual equity interest, which on dissolution and liquidation of the Company, entitle the preferred stockholders to liquidation value and accumulated dividends, and rank equal with the common shareholders on an as if converted basis. A host contract is considered an equity instrument if it encompasses a residual interest in an entity.

Note 10 – Related party transactions

Other payables – shareholders

Beginning in July 2007, Mr. He Weili, a 38.10% shareholder, leased an office space to the Company at approximately the current fair market value from July 2009 to June 2010 with annual payment of $172,950. For the three months ended December 31, 2009 and 2008, the Company recorded rent expenses from the shareholder in the amount of approximately $43,000 and $43,000, respectively. For the six months ended December 31, 2009 and 2008, the Company recorded rent expense from the shareholder in the amount of approximately $86,000 and $87,000, respectively. As of December 31 and June 30, 2009, approximately $926 and $56,046, respectively, remained unpaid, and is included as other payables - shareholders.

The Company’s shareholders Mr. Han Xianfu and Mr. He Weili, who have 57.15% and 38.10% indirect ownership interests in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of December 31 and June 30, 2009 is as follows:

	December 31,	June 30,
	2009 (Unaudited)	2009
Han Xianfu, shareholder	$450,550	$450,550
He Weili, shareholder	301,276	356,396
Total other payable – shareholder	$751,826	$806,946

Note 11 – Other receivables

As of December 31, 2009, other receivables mainly include advances to employees, monies to another entity, receivables from an insurance company and other deposits paid.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts.  For the six months ended December 31, 2009, the Company advanced approximately $5,343,299 to this entity, and approximately $4,586,991 was repaid.  As of December 31, 2009 and June 30, 2009, the balance of other receivable for related party transaction was approximately $756,000 and $0, respectively.

As of June 30, 2009, other receivables consisted of accounts receivables that were factored to a trust company, employee advances, station advances, and bidding deposits. For the fiscal year ended June 30, 2009, the Company had a factoring agreement with a third party unrelated trust company wherein it transferred its receivables for cash during the fourth quarter of 2009. As of June 30, 2009, the Company had not collected $3.6 million from the trust company and recorded the uncollected balances as other receivable. The Company received its remaining balances in July 2009.

Note 12 – Income taxes

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

The Company was granted income tax exemption from January 1, 2003 to December 31, 2007. Beginning on January 1, 2008, the Company and its subsidiaries were subject to an EIT rate of 25%.  The Company was granted a 10% tax deduction on 90% of the total sales revenue by the local authority due to the Company’s utilization of recycled raw materials.  Beginning on January 1, 2009, the Company and its subsidiaries were subject to an EIT rate of 15%.  For the six months ended December 31, 2009 and 2008, the provision for income taxes amounted to $1,348,627 and $1,575,230, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2009 and 2008:

	December 31,		December 31,
	2009 (Unaudited)		2008 (Unaudited)
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34)%		(34)%
China income taxes	25%		25%
China income tax exemption	(10)%		-
Other	(6)%	(a)	2%	(a)
Effective income tax rates	9%		27%

(a)The – (6%) represents expenses (such as change in fair value of warrants in the amount of $3,356,796 and certain expenses in the amount of $239,217 incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the three months ended December 31, 2009. The 2% represents the expenses incurred in the U.S entity that were not subjected to PRC income tax for the three months ended December 31, 2008.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2009 and 2008:

	December 31,		December 31,
	2009 (Unaudited)		2008 (Unaudited)
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34)%		(34)%
China income taxes	25%		25%
China income tax exemption	(10)%		-
Other	13%	(a)	3%	(a)
Effective income tax rates	28%		28%

(a)
The - 13% represents the expenses (such as change in fair value of warrants in the amount of $3,916,645 and certain expenses in the amount of $379,400 incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the six months ended December 31, 2009. The 3% represents the expenses incurred in the U.S entity that were not subjected to PRC income tax for the six months ended December 31, 2008.

Taxes payable consisted of the following:

	December 31,	June 30,
	2009 (Unaudited)	2009
Income taxes payable	$2,700,196	$3,039,905
Other taxes payables	27,282	8,274
Total taxes payable	$2,727,478	$3,048,179

Note 13 – Shareholders’ equity

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

The following is a summary of our current Redeemable Convertible Preferred Stock issued and outstanding net of discount:
	As of December 31,	As of June 30,
	2009 (Unaudited)	2009
Numbers of Redeemable Convertible Preferred shares outstanding in the beginning of the fiscal year	851,125	875,000
Redeemable Convertible Preferred shares converted to Common share during the fiscal year	(301,250)	(23,875)

Current Redeemable Convertible Preferred shares outstanding	549,875	851,125
Per share conversion price from Redeemable Convertible Preferred shares to Common share	$8	$8
Current Redeemable Convertible Preferred outstanding before discount	$4,399,000	$6,809,000
Discount on Redeemable Convertible Preferred shares outstanding	$(167,851)	$(567,581)
Total Current Redeemable Convertible Preferred stocks net of discount	$4,231,149	$6,241,419

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

Following is a summary of the status of warrants outstanding:

Outstanding Common Stocks Underlying Warrants
		Number	Average Remaining Contractual Life
US$	2.40	1,551,250	3.45 years
US$	2.40	52,188	3.50 years
Total		1,603,438

Following is a summary of the warrant activity:

Number of Common stock underlying Warrants
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	1,995,000
Granted	-
Forfeited	-
Exercised	(391,562)
Outstanding as of December 31, 2009 (unaudited)	1,603,438

In connection with the private placement, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the preferred stock and exercise of the warrants, as defined. The registration statement was declared effective in January 2009. The Company incurred $140,000 penalties for late registration and was paid based on the contract in connection with the private placement.

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

The Company valued the stock options by the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Chief Financial Officer	6.25	75%	0%	1.16%	$3.00
Director	5.31	75%	0%	1.41%	$2.90

The following is a summary of the option activity:
	Number of options	Intrinsic Value
Outstanding as of June 30, 2008
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	250,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2009 (Unaudited)	250,000	$350,000

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding options			Exercisable options
	Number	Average	Average	Number	Average
Average	of	remaining	Exercise	of	remaining
Exercise price	options	contractual life	price	options	contractual life
		(years)			(years)
$2.90	50,000	8.76	$2.90	50,000	8.76
$3.00	50,000	8.92	$3.00	50,000	8.92
$3.50	50,000	8.92		-
$4.00	50,000	8.92		-
$4.50	50,000	8.92		-
$3.58	250,000		$2.95	100,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2009, there was approximately $248,439 of total unrecognized compensation expense related to un-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

For the three months ended December 31, 2009 and 2008, the Company recognized approximately $22,089 and $26,210, respectively, as compensation expenses for its stock option plan. For the six months ended December 31, 2009 and 2008, the Company recognized approximately $63,396 and $26,210, respectively, as compensation expenses for its stock option plan.

Restricted Stock Awards

On August 15, 2009, the Company issued 10,000 shares of restricted stock to each of its three board of directors for one year of service. The restricted stocks vest in equal quarterly installments over the first year of the agreement.  For the three months ended December 31, 2009, the Company recognized $38,534 of the restricted stock as compensation expense. For the six months ended December 31, 2009, the Company recognized approximately $57,382 of the restricted stock as compensation expense.  As of December 31, 2009, $95,498 of total unrecognized compensation expense was related to the unvested restricted stock based compensation arrangements.

Note 14 – Contribution receivable

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

On March 30, 2008, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital of the Company. Contemporaneously, China-ACMH made a payment of $5,000,000 and BVI-ACM made a payment of $100 to the Company. On October 9, 2009, the Company has transferred $1,210,000 (RMB10,000,000) from unrestricted retained earnings to registered capital. As of December 31, 2009, the Company has zero contribution receivable.

Note 15 – Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  As of December 31, 2009, the Company still needs to reserve $3.5 million to statutory reserve.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months and six months ended December, 2009 and 2008:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income available to common shareholders	$7,626,246	$2,335,966	$2,762,445	$3,485,709
Weighted average shares outstanding-Basic	12,377,182	10,525,000	11,681,294	10,525,000
Earnings per share-Basic	$0.62	$0.22	$0.24	$0.33

Diluted earnings per share
Net income available to common shareholders	$7,626,246	$2,335,966	$2,762,445	$3,485,709
Add: Dividends on preferred stock	110,843	158,795	259,969	317,650
Add: Accretion on preferred stock	207,990	150,241	399,728	300,482
Net income for diluted EPS	$7,945,079	$2,645,002	$3,422,142	$4,103,841

Weighted average shares outstanding-Basic	12,377,182	10,525,000	11,681,294	10,525,000
Restricted stock	7,500	-	7,500	-
Warrants and options	1,093,508	195,410	1,052,507	195,410
Preferred stock	2,477,326	3,500,000	2,883,481	3,500,000

Weighted shares outstanding-Diluted	15,955,516	14,220,410	15,624,782	14,220,410
Earnings per share-Diluted	$0.50	$0.19	$0.22	$0.29

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of December 31, 2009, 325,125 of the preferred stock had been converted into 1,300,500 of common stock. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the six months ended December 31, 2009 and 2008, total dividend and accretion were $659,699 and $618,132, respectively.  For six months ended December 31, 2009, 292,182 warrants were converted into 300,483 shares of common stock. For the six months ended December 31, 2009, 1,603,438 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 1,008,063 shares of common stocks.

Note 17 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $39,142 and $16,284 for the three months ended December 30, 2009 and 2008, respectively. The Company’s contributions of employment benefits, including pension were approximately $56,822 and $33,734 for the six months ended December 30, 2009 and 2008, respectively.

Note 18 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2008 to September 30, 2013 with annual payment of $197,000.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2009 to June 2010 with annual payment of $172,950, the rent is valued at fair value from the main property management.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has four different five-year operating lease agreements as of December 31, 2009.  The lease payments are for four manufacturing plants with various unrelated parties for a total monthly payment of approximately $214,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors as the Company believes that a lump-sum pre-payments from an aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

Total operating lease expense for the three months ended December 31, 2009 and 2008 was $796,343 and $92,589, respectively. Total operating lease expense for the six months ended December 31, 2009 and 2008 was $1,391,370 and $185,179, respectively, and is included in selling, general, and administrative expenses. Future minimum annual lease expense under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
Six months remaining in 2010	$1,563,313
2011	2,756,596
2012	2,756,596
2013	2,639,596
2014	633,187

Note 19 — Business Segments

The Company’s operations are classified into four principal reportable segments that provide different products or services.  The Company is engaged in the business of sales of concrete, manufacturing concrete, technical support services and others, which include mixer rental, sales of materials and marketing cooperation.  Separate segment is required because each business unit is subject to different production and technology strategies. Corporate represents the expenses that are not directly interrelated to the business units.

For the three months ended December 31, 2009 (Unaudited):
	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$20,316,502	$3,663,114	$1,234,760	$949,936	$-	$26,164,312
Depreciation	(241,139)	(421,619)	(1,273)	(45,124)	(10,709)	(719,863)
Operating income	1,764,973	1,581,756	1,147,274	614,115	(1,030,742)	4,077,376
Other income (expenses)	1,077,857	216,333	-	-	27,008	1,321,198
Interest income	-	-	-	-	1,524	1,524
Interest expenses	-	-	-	-	-	-
Capital expenditure	(114,282)	(48,467)	-	-	(527)	(163,276)

For the six months ended December 31, 2009 (Unaudited):

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$35,203,259	$6,468,728	$2,479,655	$1,493,806	$-	$45,645,448
Depreciation	(531,393)	(745,240)	(2,544)	(90,858)	(17,848)	(1,387,883)
Operating income	2,193,685	2,607,338	2,327,540	1,107,819	(1,767,001)	6,469,381
Other income (expenses)	1,854,061	379,163	-	-	5,543	2,238,767
Interest income	-	-	-	-	3,021	3,021
Interest expenses	-	-	-	-	(23,753)	(23,753)
Capital expenditure	(150,431)	(3,463,262)	-	-	(6,131)	(3,619,824)

Total assets	60,152,105	11,053,259	-	1,641,629	359,984	73,206,977

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended December 31, 2008 (Unaudited):

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$7,969,878	$2,070,996	$423,330	$363,997	$-	$10,828,201
Depreciation	(407,068)	(82,263)	(1,269)	(45,637)	-	(536,237)
Operating income	1,882,823	1,250,909	388,601	306,907	(485,803)	3,343,437
Other income (expenses)	392,872	124,260	-	-	-	517,132
Interest income	-	-	-	-	2,406	2,406
Interest expenses	-	-	-	-	(217,570)	(217,570)
Capital expenditure	-	-	-	-	(12,599)	(12,599)

For the six months ended December 31, 2008 (Unaudited):

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$9,837,565	$3,996,539	$1,040,127	$1,090,716	$-	$15,964,947
Depreciation	(824,362)	(137,509)	(2,547)	(106,944)	-	(1,071,362)
Operating income	2,152,189	2,640,052	924,942	695,920	(1,038,361)	5,374,742
Other income (expenses)	507,041	239,792	-	-	-	746,833
Interest income	-	-	-	-	3,840	3,840
Interest expenses	-	-	-	-	(446,344)	(446,344)
Capital expenditure	-	-	-	-	(31,666)	(31,666)

Total assets	18,205,559	18,769,519	-	6,402,393	55,808	43,433,279

Note 20 – Commitments and contingencies

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

Following is the summary of the current litigation:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of December 31, 2009, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

Yunwei Zhang vs. Beijing Xin’Ao Concrete Co., Ltd. (Beijing District Court, PRC)

In May 2006, an action against Xin Ao and Beijing Shangdi Xinda Company was filed by Yunwei Zhang (“Shangdi”) in Beijing District Court seeking payment of approximately $112,000 (RMB 814,000) for damages caused by Qingbao Zhang, a contracted driver of Xin Ao and an employee of Zhangbei County Labor Service Co., Ltd. The vehicle involved in the accident is owned by Beijing Shangdi Xingda Company who leased to Xin Ao who subsequently leased the vehicle to Zhangbei County Labor Service Company. On June 16, 2008, the Court ruled against Xin Ao and Shangdi to pay the damages incurred to Yunwei Zhang in the accident. Xin Ao is responsible for approximately $39,000 (approximately RMB 273,000) for the damages, and as of December 31, 2009, the Company has paid the final payment approximately $35,000. The remaining $4,000 will be paid by Beijing Shangdi Xingda Company.

Note 21 – Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on February 9, 2010, no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the non-cash expense of 3,916,645 for the six month ended December 31, 2009 and the non-cash income of $3,356,796 for the three month ended December 31, 2009 on change in fair value of warrant, shown in the below chart, due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in the section “Derivative Liability” below.

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

	Three Months Ended				Six Months Ended
	December 31				December 31
	2009		2008	Increase (Decrease)	2009		2008	Increase (Decrease)
Net Income (Loss) –GAAP	$7,945,081		$2,645,002	$5,300,079	$3,422,144		$4,103,841	$(681,697)
Substract:
Dividends and accretion on redeemable convertible preferred stock	$318,835		$309,036	$9,799	$659,699		$618,132	$41,567
Net Income available to Common shareholders -GAAP	$7,626,246		$2,335,966	$5,290,280	$2,762,445		$3,485,709	$(723,264)
Add Back (Substract):
Change in fair value of warrants	$(3,356,796	)(a)	$-	$(3,356,796)	$3,916,645	(a)	$-	$3,916,645
Adjusted Net Income available to Common shareholders -non-GAAP	$4,269,450		$2,335,966	$1,933,484	$6,679,090		$3,485,709	$3,193,381

Basic earning per share - GAAP	$0.62		$0.22	$0.40	$0.24		$0.33	$(0.09)
Add back (Substract):
Change in fair value of warrant	$(0.27)		$-	$(0.27)	$0.34		$-	$0.34
Adjusted basic earning per share non-GAAP	$0.35		$0.22	$0.13	$0.58		$0.33	$0.25

Diluted earning per share-GAAP	$0.50		$0.19	$0.31	$0.22		$0.29	$(0.07)
Add back (Substract):
Change in fair value of warrant	$(0.21)		$-	$(0.21)	$0.25		$-	$0.25
Adjusted diluted earning per share non-GAAP	$0.29		$0.19	$0.10	$0.47		$0.29	$0.18

Weighted average number of shares - GAAP
Basic	12,377,182		10,525,000	-	11,681,294		10,525,000	-
Diluted	15,955,516		14,220,410	-	15,624,782		14,220,410	-

Weighted average number of shares - non GAAP
Basic	12,377,182		10,525,000	-	11,681,294		10,525,000	-
Diluted	15,955,516		14,220,410	-	15,624,782		14,220,410	-

 (a) The Company adopted the provisions of a FASB accounting standard, ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008.  The Company recognized a $3,916,645 loss from the change in fair value for the six months ended December 31, 2009 and a $3,356,796 income from the change in fair value for the three months ended December 31, 2009.

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

During the six months ended December 31, 2009, we, together with our subsidiaries, supported materials, services and our high speed railway projects through our network of eight ready-mixed concrete plants throughout Beijing and thirteen portable concrete plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.  We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.  Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government in 2008, which will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. For the three months and six months ended December 31, 2009, the Company does not have customer over 10% of sales. For the three months ended December 31, 2008, two customers accounted for approximately 24.7% of the Company’s sales and 25.6% of the Company’s account receivables as of December 31, 2008. For the six months ended December 31, 2008, three customers accounted for approximately 21% of the Company’s sales and 39% of the Company’s account receivable as of December 31, 2008.

Experienced Management. Management’s technical knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.

Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the parties, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge.  At present, no payments have been made by us under the agreement.

PRC Taxation

Our subsidiary, China-ACMH and its VIE, Xin Ao are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises, or FIEs, and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

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

On March 16, 2007, the National People’s Congress of the PRC passed the new enterprise income tax law, or EIT Law, which took effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. The new EIT Law imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Because the Company’s operating subsidiary, Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese EIT law replaced the existing laws for Domestic Enterprises, or DES, and FIEs. Effective January 1, 2009, the China-ACM new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DES and FIEs.

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

Results of Operations

Comparison of the three months Ended December 31, 2009 and 2008

The following table sets forth key components of our results of operations for the three months ended December 31, 2009 and 2008, in US dollars:

	Three Months Ended
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)	Increase (decrease)	Percentage Increase (decrease)

Total revenue	$26,164,312	$10,828,201	$15,336,111	141.6%
Total cost of revenue	20,929,686	6,872,393	14,057,293	204.5%
Gross profit	5,234,626	3,955,808	1,278,818	32.3%
Selling, general and administrative (expenses) Credit	(1,157,250)	(612,371)	(544,879)	89.0%
Other (expense) income, net	4,679,518	301,968	4,377,550	1449.7%
Income (Loss) before provision for income taxes	8,756,894	3,645,405	5,111,489	140.2%
Income taxes (expense) credit	(811,813)	(1,000,403)	188,590	(18.9)%
Net income (Loss)	7,945,081	2,645,002	5,300,079	200.4%
Dividends and accretion on redeemable preferred	318,835	309,036	9,799	3.2%
Net income (Loss) available to Common shareholders	$7,626,246	$2,335,966	$5,290,280	226.5%

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, mixer rental, marketing cooperation, and sales of raw material. For the three months ended December 31, 2009, we generated revenue of $26,164,312 compared to $10,828,201 during the same period of 2008, an increase of $15,336,111 or 141.6%. We increased our production volumes in and outside of Beijing in the second quarter this fiscal year compared to the same period last year.  As a result, our concrete sales revenue increased by $12,346,624, despite a decrease in unit sale price, compared to the same period last year. During the quarter ended December 31, 2009, we continued to supply concrete products to thirteen railway projects throughout China through our portable plants, specifically the projects located in Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Henan Province, Liaoning Province, and Beijing. These thirteen projects contributed $3,663,114 to our total revenue for the quarter ended December 31, 2009, compared to $2,070,996 in revenue from three projects we worked on during the same quarter in 2008. The increase in revenues attributable to our manufacture services was principally due to additional portable plants we began operating during the fiscal quarter compared to the same quarter in 2008. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services. In addition, revenue generated through our technical consulting services was $1,234,760 during the three months ended December 31, 2009, an increase of $811,430 or 191.7% compared to the same fiscal quarter in 2008. During the three month period ended December 31, 2009, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $416,770, an increase of $77,003 or 22.7%, generated marketing cooperation revenue of $247,796 and sold raw materials for $285,370 to an independent third party. We did not engage in the selling of raw materials during the same fiscal quarter last year. We anticipate our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020. We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $20,929,686 for the quarter ended December 31, 2009, as compared to $6,872,393 for the quarter ended December 31, 2008, an increase of $14,057,293, or 204.5%.  The increase of cost of revenue was due to overall increase in production from our five fixed concrete plants in the Beijing area and increased production on manufacturing and technical services as well as other services compared to the same period in 2008. The increase in cost of sales was also due to increases in crude oil prices which increased the costs of raw materials and transportation during this quarter compared to the same quarter last year. The cost of sales on concrete increased $12,459,399 this fiscal quarter compared to the same quarter last year.  Such increase was due to an increase in our concrete production as a result of additional plants we added during this fiscal quarter, as well as the increase in crude oil prices as indicated above as compared to the same period last year. Cost of sales with respect to our manufacturing services increased $1,267,766 during the fiscal quarter ended December 31, 2009, as compared to the same quarter last year.  Such increase was due to the increase in total operational capacity and a decrease in the utilization rate for the two new portable plants we added to our operations, as well as an increase in transportation costs. Our production and utilization rate started picking up during the quarter as the celebration of National Day of PRC came to an end in the beginning of October. However, we are uncertain whether the crude oil prices will maintain at the current level in the near future.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $5,234,626 for the fiscal quarter ended December 31, 2009, as compared to $3,955,808 for the quarter ended December 31, 2008. Our gross profit for sales of concrete was $1,863,206, or 9.2%, for the quarter ended December 31, 2009, compared to $1,975,981, or 24.8%, for the same period last year, a decrease of $112,775. The decrease in gross margin with respect to sales of concrete was primarily due to the increase in costs of raw materials and transportation as a result of the increase in the price of crude oil, as well as the low utilization rate from newly leased plants and traffic restrictions during the National Day of the PRC. Our gross margin with respect to our sales of concrete improved during the quarter compared to the prior quarter of this fiscal year as our traditional concrete production continues to increase and our utilization rate improves, which favorably impacts our gross margins.  Our gross profit with respect to our manufacturing services was $1,599,468, or 43.7%, for the quarter ended December 31, 2009, an increase of $324,352 from the same period in 2008. Such increase was principally due to increased production resulting from the addition of portable plants, which was offset by an increase of fixed costs incurred as a result of the addition of such portable plants before they commenced production as well as the increase in costs of transportation this quarter compared to the same period last year.  Our gross margin with respect to technical services was $1,153,244, or 93.4%, for the quarter ended December 31, 2009, compared to $393,549, or 93%, for the same quarter last year, an increase of $759,695.  Our gross margins with respect to mixer rentals, marketing cooperation and sales of materials were $371,646, $200,735, and $46,327, respectively; and their margin rates were 89.2%, 81.0%, and 16.2%, respectively during the quarter ended December 31, 2009.  We plan to continue expanding our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $1,157,250 for the quarter ended December 31, 2009, an increase of $544,879, or 89.0%, as compared to $612,371 for the quarter ended December 31, 2008. The increase was principally due to an increase in salary and benefit expenses, and professional and consulting expenses resulting from our overall production expansion during the quarter, offset by bad debt allowance adjustments compared to the same quarter last year.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $4,679,518 for the quarter ended December 31, 2009, as compared to net other income of $301,968 for the quarter ended December 31, 2008, an increase of $4,377,550. The increase in net other income was primarily due to a decrease in other non-operating expenses and a non-cash gain due to changes in the fair value of our outstanding warrant of $3,356,796, which was a result of the adoption of the accounting standard aforementioned in July 1, 2009, which requires us to record financial instruments such as warrants as derivative liabilities and a non-cash charge to income statement at fair market value (See Note 2, under Financial Instruments). We also experienced an increase in other subsidy income of $721,088 during the three months ended December 31, 2009, as compared to the same period of 2008. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from August 2009 to August 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had no interest expenses for the quarter ended December 31, 2009, as compared to $217,570 for the quarter ended December 31, 2008, a decrease of $217,570.

Provision for Income Taxes. Provision for income taxes amounted to $811,813 and $1,000,403 for the quarters ended December 31, 2009 and 2008, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate.  Accordingly, our total income taxes incurred for the fiscal quarter ended December 31, 2009 comprised of a 15% income tax rate compared to a 25% income tax rate for the same quarter last year. The new tax rate was granted to the Company in June 2009, and the provision for income taxes provision was retro-actively applied to the beginning of the calendar year 2009 in the fourth quarter ended June 30, 2009. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any.

Net (Loss) Income. We recognized net income of $7,945,081 for the quarter ended December 31, 2009, as compared to net income of $2,645,002 for the same quarter in 2008, an increase of $5,300,079. Such increase in net income was attributable to an increase in our plant production in the Beijing area, higher gross profits on our thirteen railway projects, technical services, and rental income from mixing trucks, all of which was offset by an increase in selling, general, and administrative expense as well as a non-cash gain of $3,356,796 related to changes in the fair value of our outstanding warrant. As discussed above, we adopted an accounting standard in July 1, 2009, and the warrants issued in connection with our June 11, 2008 private placement were re-classed from equity to derivative warrant liabilities and marked to fair market value.  Our management believes that our profits should increase during the next 12 months as we continue to expand into service sectors that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Excluding the affect from non-cash gain related to changes in fair market of warrants, our net income would be $4,588,285 for the three months ended December 31, 2009, as compared to net income of $2,645,002 for the same period in 2008, during which we did not incur the same non-cash gain.  See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Dividends and accretion on redeemable preferred stock.   The increase in dividends and accretion on redeemable convertible preferred stock of $9,799, compared to the quarter ended December 31, 2008, was due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $110,843 and $158,795 for the quarter ended December 31, 2009 and 2008, respectively; and accretion of a discount on the preferred stock of $207,992 and $150,241 for the quarter ended December 31, 2009 and 2008, respectively.

Comparison of the six months Ended December 31, 2009 and 2008

The following table sets forth key components of our results of operations for the six months ended December 31, 2009 and 2008, in US dollars:

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)	Increase (decrease)	Percentage Increase (decrease)
Total revenue	$45,645,448	$15,964,947	$29,680,501	185.9%
Total cost of revenue	37,123,786	9,320,725	27,803,061	298.3%
Gross profit	8,521,662	6,644,222	1,877,440	28.3%
Selling, general and administrative (expenses) Credit	(2,052,281)	(1,269,480)	(782,801)	61.7%
Other (expense) income, net	(1,698,610)	304,329	(2,002,939)	(658.1)%
Income (Loss) before provision for income taxes	4,770,771	5,679,071	(908,300)	(16.0)%
Income taxes (expense) credit	(1,348,627)	(1,575,230)	226,603	(14.4)%
Net income (Loss)	3,422,144	4,103,841	(681,697)	(16.6)%
Dividends and accretion on redeemable preferred	659,699	618,132	41,567	6.7%
Net income (Loss) available to Common shareholders	$2,762,445	$3,485,709	$(723,264)	(20.7)%

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, mixer rental, marketing cooperation, and sales of raw material. For the six months ended December 31, 2009, we generated revenue of $45,645,448 compared to $15,964,947 during the same period of 2008, an increase of $29,680,501, or 185.9%. We increased our production volumes by adding five additional fixed concrete plants in the Beijing area during this fiscal year compared to the same period last year.  As a result, our revenue from sales of concrete increased by $25,365,694, despite a decrease in unit sale price, compared to the same period last year. During the six months ended in December 31, 2009, we continued to supply concrete products to thirteen railway projects throughout China through our portable plants, specifically the projects located in Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Henan Province, Liaoning Province, and Beijing. These thirteen projects contributed $6,468,728 to our total revenue for the six months ended December 31, 2009, compared to $3,996,539 in revenue from the three projects we worked on during the same period in 2008. The revenue increase with respect to our manufacturing services was principally due to the addition of four portable plants during this fiscal year as compared to the same period last year. For our railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services. In addition, revenues generated from our technical consulting services was $2,479,655 during the six months ended in December 31, 2009, an increase of $1,439,528, or 138.4%, compared to the same period in 2008. During the six month period ended December 31, 2009, we also generated $247,796 in revenue from marketing cooperation, an increase of $153,661, or 163.2%, rented our mixer trucks to mixture stations which generated mixer rental revenues of $960,640, a decrease of $35,941, or 3.6%, and sold raw materials for $285,370 to an independent third party which we did not have such activities for the same period last year. We anticipate our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans which are expected to cost a total of $730 billion through 2020. We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $37,123,786 for the six months ended December 31, 2009, as compared to $9,320,725 for the six months ended December 31, 2008, an increase of  $27,803,061, or 298.3%.  During the fiscal quarter prior to the celebration of National Day of the People's Republic of China in Beijing, our primary area of operation, all construction surrounding the city was halted and delayed due to severe restrictions on traffic controls. The increase on our cost of revenue was due to overall increase in production from five fixed concrete plants in the Beijing area, and increased production due to our manufacturing and technical services, as well as other services compared to the same period in 2008. The increase in our cost of sales was also due to increases in crude oil prices, which increased the costs of raw materials and transportation during the six months ended in December 31, 2009. The cost of sales with respect to concrete sales increased $27,803,061 during the first six months of this fiscal year as compared to the same period last year.  Such increase was due to an increase in our concrete production in the Beijing area as a result of the addition of five new plants during the first six months of this fiscal year, as well as the increase in crude oil prices as indicated above. Although our production volume increased during the six months ended December 31, 2009, our overall plant utilization rate was down, primarily due to severe traffic and construction restrictions in Beijing in anticipation of the National Day of the PRC and the increase in the price of crude oil. Cost of sales with respect to our manufacturing service increased $2,527,725 during the six months ended December 31, 2009, as compared to the same period last year.  Such increase was due to an increase in total operational capacity and a decrease in utilization rate for our new portable plants, as well as an increase in transportation costs.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $8,521,662 for the six months ended December 31, 2009, as compared to $6,644,222 for the six months ended December 31, 2008. The gross profit for sale of concrete was $2,413,247, or 6.9%, for the six months ended December 31, 2009, compared to $2,283,361, or 23.2%, for the same period last year, an increase of $129,886. The decrease in gross margin percentage with respect to our sales of concrete this fiscal quarter compared to the same period last year was primarily due to the increase in costs of raw materials and transportation as a result of the increase in the price of crude oil, as well as the low utilization rate from our newly leased plants and traffic restrictions due to the National Day of the PRC as discussed above.  Gross profit with respect to our manufacturing services was $2,647,915, or 40.9%, for the fiscal year ended December 31, 2009, a decrease of $55,536. Such decrease was principally due to fixed costs incurred on our new portable plants before they commenced production during the period, as well as the increase in costs of transportation.  Gross margin with respect to our technical services was $2,343,656, or 94.5%, for the six months ended December 31, 2009, compared to $942,444, or 90.6%, for the same period last year, an increase of $1,401,212.  Gross margins with respect to our mixer rentals, marketing cooperation and sales of materials were 90.5%, 81.0%, and 16.2% respectively during the six months ended December 31, 2009.  We plan to continue expanding our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $2,052,281 for the six months ended December 31, 2009, an increase of $782,801, or 61.7%, as compared to $1,269,480 for the six months ended December 31, 2008. The increase was principally due to an increase in salary and benefit expenses, lease expenses, and professional and consulting expenses resulting from our overall production expansion this quarter, offset by bad debt allowance adjustments compared to the same period last year.

Other Income (Expense), net. Our other income (expenses) consists of a valued added tax exemption from the PRC government, interest income (expense), changes in fair value of warrants, and other non-operating income (expense). We incurred net other expenses of $1,698,610 for the six months ended December 31, 2009, as compared to net other income of $304,329 for the six months ended December 31, 2008, a decrease of $2,002,939. The decrease in net other income was primarily due to a non-cash loss due to changes in the fair value of our outstanding warrants of $3,916,645, which was a result of the adoption of the aforementioned accounting standard in July 1, 2009, which requires us to record financial instruments such as warrants as derivative liabilities and a non-cash charge to income statement at fair market value (See Note 2, Financial Instruments). We also experienced an increase in other subsidy income of $1,420,266 during the six months ended December 31, 2009, as compared to the same period of 2008. In addition, we had interest expenses of $23,753 for the six months ended December 31, 2009, as compared to $446,344 for the six months ended December 31, 2008, a decrease of $422,591. The decrease of interest expense was primarily due to the repayment of a short-term loan in July 2009.

Provision for Income Taxes. Provision for income taxes amounted to $1,348,627 and $1,575,230 for the six months ended December 31, 2009 and 2008, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 and an income tax rate reduction from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate.  Since and as of January 1, 2009, we have been subject to a 15% income tax rate.  Accordingly, our total income taxes incurred during the fiscal quarter ended December 31, 2009, comprised of a 15% income tax rate compared to a 25% income tax rate for the same quarter last year. The new tax rate was granted to the Company in June 2009 and the provision for income taxes provision was retro-actively applied to the beginning of calendar year 2009 during the fourth quarter ended June 30, 2009. We paid $1,682,537 in corporate income taxes during the six months ended December 31, 2009.  In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any

Net (Loss) Income. We recognized net income of $3,422,144 for the six months ended December 31, 2009, as compared to net income of $4,103,841 for the same period in 2008, a decrease of $681,697. Such decrease in net income was attributable to an increase in subsidy income, a decrease in interest expense, an increase in our plant production in the Beijing area, higher gross profits on our thirteen railway projects, technical services, marketing cooperation, sales of raw material and rental income from mixing trucks, all of which was offset by an increase in selling, general, and administrative expenses as well as a non-cash loss of $3,916,645 related to changes in the fair value of our outstanding warrants. As discussed above, we adopted an accounting standard on July 1, 2009, and the warrants issued in connection with our June 11, 2008 private placement were re-classed from equity to derivative warrant liabilities and marked to fair market value.  Our management believes that our profits should increase during the next 12 months as we continue to expand into service sectors that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which should lower our costs and provide greater profitability

Excluding the affect from the non-cash loss related to changes in the fair market value of warrants, our net income would be $7,338,789 for the six months ended December 31, 2009, as compared to net income of $4,103,841 for the same period in 2008, during which we did not incur the same non-cash loss.  See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash expense.

Dividends and accretion on redeemable preferred stock.   The increase in dividends and accretion on redeemable convertible preferred stock of $41,567 compared to the six months ended December 31, 2008, was due to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $259,969 and $317,650 for the six months ended December 31, 2009 and 2008, respectively and accretion of discount on the preferred stock of $399,728 and $300,482 for the period ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $1,696,339, and restricted cash of $260,863. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

Summary of Cash Flow Statements

	For the Six Months Ended December 31,
	(Unaudited)	(Unaudited)
	2009	2008
Net cash (used in) provided by operating activities	$1,055,871	$1,063,412
Net cash provided by (used in) investing activities	(260,835)	(31,666)
Net cash provided by (used in) financing activities	(2,726,172)	275,412
Effect of foreign currency translation on cash and cash equivalents	(7,330)	7,525
Net (decrease) increase in cash and cash equivalent	$(1,938,466)	$1,314,683

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of the Six Months Ended December 31, 2009 and 2008

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $1,055,871 for the six months ended December 31, 2009, as compared to net cash provided in operating activities of $1,063,412 for the six months ended December 31, 2008. The decrease in net cash provided by operating activities was primarily due to an increase of accounts receivable and prepayment, which were partially offset by an increase of accounts payable and payment of income tax during the six month ended December 31, 2009. We expect our cash flow from operating activities to improve as the construction industry in Beijing increases its activity following the PRC National Day holiday, and we strengthen our efforts to negotiate more favorable terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $260,835 for the six month ended December 31, 2009, as compared to $31,666 for the six month ended December 31, 2008. The cash was principally used to purchase new production equipment and office equipment during the six months ended December 31, 2009.

Net Cash Provided by/used in Financing Activities. Net cash used in financing activities totaled $2,726,172 for the six months ended December 31, 2009, as compared to net cash provided by financing activities of $275,412 for the six months ended December 31, 2008. The decrease in cash used by financing activities was due to a short-term loan payoff of $4,502,287 (RMB 30 million) to Beijing International Trust & Investment Co., offset by proceeds of our July 2009 common stock offering and warrant exercised of $1,883,342, compared to proceeds of short term loans of $7,354,278 and payments of short term loans of $6,749,544 in the same quarter last year. The net proceeds from the common stock offering will be used for purchasing plant equipment, concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.   As of December 31, 2009, we had cash of $1,696,339 as compared to $3,225,178 as of December 31, 2008. This decrease is due primarily to a decrease in accounts receivable and a short-term loan payoff of $4,502,287 (RMB 30 million) to Beijing International Trust & Investment Co., which was partially offset by cash received from common stock offering and warrant exercised.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from a variety of sources. However, we will need to raise additional capital in order to undertake out current plans for expansion.

Loan Facilities

We had a total of $146,259 and $4,512,200 outstanding on loans and credit facilities as of December 31, 2009 and June 30, 2009, respectively. During the six months ended December 31, 2009, we paid $4,502,287 towards our June 30, 2009 outstanding loans.

Interest expense on short-term loans for the three months ended December 31, 2009 and 2008 amounted to $0 and $217,570, respectively. Interest expense on short-term loans for the six months ended December 31, 2009 and 2008 amounted to $23,753 and $446,344, respectively.

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

Revenue Recognition

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

Sales revenue represents the invoiced value of goods, net of a value-added tax , or VAT. All of the Company’s concrete products that are sold in the PRC are subject to a Chinese value-added tax at the rate of 6% of the gross sales price.

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

As required by a FASB accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The fair value of the warrants was determined using the CRR Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 (unaudited).

	Carrying Value at December 31, 2009	Fair Value Measurement at December 31, 2009
	(Unaudited)	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$-
Derivative liability - warrants	$5,546,523	$-	$5,546,523	$-

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

Chinese Income Taxes

The Company and its subsidiaries are governed by the income tax laws of the PRC concerning Foreign Investment Enterprises, or FIEs, and Foreign Enterprises and various local income tax laws, or the Income Tax Laws.

Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2012  as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese Enterprise Income Tax, or EIT, law replaced the existing laws for Domestic Enterprises, or DES, and FIEs. Effective January 1, 2009, the new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DES and FIEs.

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities during the six months ended December 31, 2009 and 2008.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the six months ended December 31, 2009 and 2008.

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

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity, or QSPE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™, or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update, or ASU, regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption will have a material impact on its consolidated financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification

In January 2010, the FASB issued an accounting standard update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

As of December 31, 2009, the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 or during the entire period covered by this report.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended December 31, 2009.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended December 31, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended December 31, 2009.

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

Exhibit No.	Description
14.1	Code of Ethics (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2009)

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2010	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chin Hsiao
Chin Hsiao, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)