Form 10-Q
period 2010-03-31
China Advanced Construction Materials Group, Inc
filed 2010-05-17
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	16,402,352

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

 CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  AS OF MARCH 31, 2010 AND JUNE 30, 2009

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,589,981	$3,634,805
Restricted cash	412,524	453,192
Marketable securities	-	71,880
Notes receivable	-	10,799
Accounts receivable, net of allowance for doubtful accounts of $86,293 and $120,986, as of March 31, 2010 and December 31, 2009, respectively	27,165,324	11,815,402
Inventories	2,058,065	1,216,014
Other receivables	2,334,197	3,845,186
Prepayments	5,096,502	4,255,326
Total current assets	42,656,593	25,302,604

PLANT AND EQUIPMENT, net	24,591,947	22,089,717

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $233,310 and $328,563 respectively	9,846,338	4,132,706
Long term prepayments	9,879,832	4,794,746
Total other assets	19,726,170	8,927,452

Total assets	$86,974,710	$56,319,773

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans	$146,282	$4,512,200
Accounts payable	22,680,327	10,722,741
Customer deposits	559,452	-
Other payables	197,280	352,880
Other payables - shareholders	751,189	806,946
Accrued liabilities	996,024	593,057
Taxes payable	3,221,421	3,048,179
Total current liabilities	28,551,975	20,036,003

OTHER LIABILITIES
Warrants liabilities	5,042,716	-
Total liabilities	33,594,691	20,036,003

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.001 par value, 454,875 shares issued and outstanding as of March 31, 2010 and 851,125 shares issued and outstanding as of June 30, 2009), net of discount for the amount of $46,027 and $567,581 as of March 31, 2010 and June 30, 2009, respectively	3,592,973	6,241,419

SHAREHOLDERS' EQUITY

Preferred stock $0.001 par value, 1,000,000 shares authorized, 454,875 issued and outstanding as of March 31, 2010 and 851,125 issued and outstanding as of June 30, 2009, and classified outside shareholders' equity (see above), liquidation preference of $8.00 per share and accrued dividends as of March 31, 2010 and June 30, 2009	-	-

Common stock, $0.001 par value, 74,000,000 shares authorized, 15,652,352 and 10,595,500 shares issued and outstanding, as of March 31, 2010 and June 30, 2009, respectively	15,652	10,596
Paid-in-capital	29,825,270	12,987,417
Contribution receivable	-	(1,210,000)
Retained earnings	13,426,827	12,783,892
Statutory reserves	3,891,009	2,765,179
Accumulated other comprehensive income	2,628,288	2,705,267
Total shareholders' equity	49,787,046	30,042,351
Total liabilities, redeemable preferred stock and shareholders' equity	$86,974,710	$56,319,773

The accompanying notes are an integral part of these consolidated financial statements..

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUE
Concrete sales	$11,556,117	$6,544,484	$46,759,376	$16,382,049
Manufacturing services	4,060,284	1,304,615	10,529,012	5,301,154
Technical services	587,507	431,456	3,067,162	1,471,583
Mixer rental	197,736	995,939	1,158,376	1,992,520
Marketing cooperation	49,122	32	296,918	94,167
Sales of materials	-	-	285,370	-
Total revenue	16,450,766	9,276,526	62,096,214	25,241,473

COST OF REVENUE
Concrete sales	10,479,691	4,592,863	43,269,703	12,147,067
Manufacturing services	1,657,288	510,268	5,478,101	1,803,356
Technical services	84,120	22,059	220,119	119,742
Mixer rental	45,123	265,442	135,981	602,485
Marketing cooperation	22,053	13	69,113	38,720
Sales of materials	-	-	239,043	-
Total cost of revenue	12,288,275	5,390,645	49,412,060	14,711,370

GROSS PROFIT	4,162,491	3,885,881	12,684,154	10,530,103

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,538,889	809,777	3,591,170	2,079,257

INCOME FROM OPERATIONS	2,623,602	3,076,104	9,092,984	8,450,846

OTHER INCOME (EXPENSE), NET
Other subsidy income	854,891	470,971	3,145,178	1,300,992
Realized gain from sales of marketable securities	-	-	27,008	-
Non-operating (expense) income, net	(12,359)	(118,343)	(90,887)	(201,531)
Change in fair value of warrant liability	(473,302)	-	(4,389,947)	-
Interest income	2,973	937	6,006	4,777
Interest expense	-	(194,200)	(23,765)	(640,544)
TOTAL OTHER INCOME (EXPENSE), NET	372,203	159,365	(1,326,407)	463,694

INCOME BEFORE PROVISION FOR INCOME TAXES	2,995,805	3,235,469	7,766,577	8,914,540

PROVISION FOR INCOME TAXES	604,006	941,477	1,952,633	2,516,707

NET INCOME	2,391,799	2,293,992	5,813,944	6,397,833

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(209,535)	(305,443)	(869,234)	(923,575)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	2,182,264	1,988,549	4,944,710	5,474,258

RECONCILIATION OF COMPREHENSIVE INCOME (LOSS):
Net Income	2,391,799	2,293,992	5,813,944	6,397,833
Unrealized loss (gain) from marketable securities	(20,605)	15,901	(20,605)	(3,316)
Foreign currency translation adjustment	23,720	(39,340)	(56,374)	98,839

COMPREHENSIVE INCOME	$2,394,914	$2,270,553	$5,736,965	$6,493,356

EARNING PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	13,941,654	10,525,200	12,424,000	10,525,066
Diluted	16,419,906	14,021,832	15,644,427	14,024,081

Earnings per share:
Basic	$0.16	$0.19	$0.40	$0.52
Diluted	$0.15	$0.16	$0.37	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock					Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	amount	capital	receivable	Compensation	Unrestricted	reserves	income	Total

BALANCE, June 30, 2008 - Restated	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Dividends on redeemable preferred stock						(472,850)			(472,850)
Accretion of discount on redeemable preferred stock						(450,724)			(450,724)
Stock based compensation			66,619						66,619
Forfeited stock compensation	(25,000)	(25)	(27,683)		27,708				-
Preferred stock converted to common stock	8,000	8	15,992						16,000
Net income						6,397,833			6,397,833
Adjustment to statutory reserve						(719,384)	719,384		-
Unrealized loss on marketable securities								(3,316)	(3,316)
Foreign currency translation gain								98,839	98,839

BALANCE, March 31,2009, Unaudited	10,508,000	10,508	12,777,188	(1,210,000)	-	8,012,151	2,172,163	2,693,989	24,455,999

Dividends on redeemable preferred stock						(155,655)			(155,655)
Accretion of discount on redeemable preferred stock						(150,244)			(150,244)
Stock based compensation			40,858						40,858
Forfeited stock compensation			(5,542)						(5,542)
Redeemable convertible preferred stock converted to common stock	87,500	88	174,913						175,001
Net income						5,670,656			5,670,656
Adjustment to statutory reserve						(593,016)	593,016		-
Unrealized loss on marketable securities								23,921	23,921
Foreign currency translation loss								(12,643)	(12,643)

BALANCE, June 30, 2009, as previously reported	10,595,500	10,596	12,987,417	(1,210,000)	-	12,783,892	2,765,179	2,705,267	30,042,351

Cumulative effect of reclassification of warrants			(1,371,280)			(1,965,945)			(3,337,225)
BALANCE, June 30, 2009, as adjusted, (Unaudited)	10,595,500	10,596	11,616,137	(1,210,000)	-	10,817,947	2,765,179	2,705,267	26,705,126

Dividends on redeemable preferred stock						(347,681)			(347,681)
Accretion of discount on redeemable preferred stock						(521,553)			(521,553)
Stock based compensation			483,789						483,789
Issuance of Common Stock for cash at $2.3, net of offering costs	650,988	651	1,496,591						1,497,242
Issuance of Common Stock for cash at $4.6, net of offering costs	2,300,000	2,300	9,617,552						9,619,852
Conversion of redeemable preferred stock into common stock	1,585,000	1,585	3,168,414						3,169,999
Conversion of warrants into common stock	447,534	447	3,255,360						3,255,807
Option exercised	73,330	73	187,427						187,500
Dividends paid to shareholders and contributed as share capital				1,210,000		(1,210,000)			-
Net income						5,813,944			5,813,944
Adjustment to statutory reserve						(1,125,830)	1,125,830		-
Unrealized loss on marketable securities								(20,605)	(20,605)
Foreign currency translation loss								(56,374)	(56,374)

BALANCE, March 31, 2010, Unaudited	15,652,352	$15,652	$29,825,270	$-	$-	$13,426,827	$3,891,009	$2,628,288	$49,787,046

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,813,944	6,397,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,112,510	1,611,255
Stock-based compensation expense	483,789	66,619
Bad debt expense	(128,996)	383,581
Change in fair value of warrants	4,389,947	-
Realized gain on sale of marketable securities	(27,008)	-
Changes in operating assets and liabilities
Accounts receivable	(20,953,143)	(14,505,340)
Notes receivable	10,780	-
Inventories	(843,654)	(538,551)
Other receivables	1,504,898	(998,078)
Prepayments	(847,300)	(83,374)
Long term prepayment	(264,834)	-
Accounts payable	11,970,616	5,365,721
Customer deposits	559,316	(155,310)
Other payables	(25,427)	25,142
Accrued liabilities	471,460	265,272
Taxes payable	177,730	2,389,830
Net cash provided by operating activities	4,404,628	224,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	78,187	-
Advances - short term loan receivable	-	(1,464,500)
Deposits on equipment purchases	(4,826,142)	-
Purchase of plant and equipment	(4,646,959)	(50,423)
Net cash used in investing activities	(9,394,914)	(1,514,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	146,247	7,398,231
Payments of short term loan	(4,508,664)	(6,961,984)
Payment to shareholder for rent	(185,369)	(117,160)
Restricted cash	40,668	246,138
Proceeds from exercise of options	187,500
Proceeds from exercise of warrants	571,351	-
Proceeds from issuance of common stock, net	11,117,094	-
Preferred dividends paid	(415,624)	(317,649)
Net cash provided by financing activities	6,953,203	247,576

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(7,741)	2,392

NET INCREASE (DECREASE) IN CASH	1,955,176	(1,040,355)

CASH, beginning of period	3,634,805	1,910,495

CASH, end of period	$5,589,981	$870,140

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” or the “Company”) was incorporated in the State of Delaware on February 15, 2007. The Company through its 100% owned subsidiaries and its variable interest entity (“VIE”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the Peoples Republic of China (“PRC”).

Current Development

In March 2010, Xin Ao established four 100% owned subsidiaries in China for consulting, concrete mixing and equipment rental services. They are Beijing Heng Yuan Zheng Technical Consulting Co., Ltd (“Heng Yuan Zheng”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”) and Ta Dong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Ta Tong”). Total registered capital for these four subsidiaries is approximately $1.9 million (RMB 13 million) and there are no actual operations as of March 31, 2010.

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

Principles of consolidation

The consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

	Place incorporated	Ownership percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Ta Tong	Beijing, China	VIE

In accordance with the interpretation of US GAAP, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810, addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements.

Based upon a series of Contractual Arrangements, The Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao and its subsidiaries are consolidated into the financial statements of the Company.

The carrying amount of the VIEs’ assets and liabilities are as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2010	June 30, 2009
	(Unaudited)
Current assets	$40,498,778	$24,769,527
Property, plant and equipment	24,591,947	22,089,717
Other noncurrent assets	14,898,856	8,927,452
Total assets	79,989,581	55,786,696

Liabilities	(27,587,882)	(19,062,845)
Intercompany payables*	(35,151,246)	(20,554,895)
Total liabilities	(62,739,128)	(39,617,740)
Net assets	$17,250,453	$16,168,956

* Intercompany payables are payables to China-ACMH, BVI-ACMH, and China ACM and are eliminated upon consolidation.
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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and its VIEs use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with the FASB’s guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $2,628,288 and $2,705,267 as of March 31, 2010 and June 30, 2009, respectively. Asset and liability accounts at March 31, 2010 and June 30, 2009 were translated at RMB 6.836 and RMB 6.83 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the nine months ended March 31, 2010 and 2009 were RMB 6.84 and RMB 6.83 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three and nine months ended March 31, 2010 and 2009.

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

Contingencies

From time to time, the Company may be subject to proceedings, lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome and the amount of the loss can be reasonably estimated. Legal expenses incurred related to loss contingencies are classified as general and administrative expenses in the period incurred. No significant legal expenses related to any potential loss contingencies have been incurred during the three months and nine months ended March 31, 2010 and 2009.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 (unaudited).

	Carrying Value at	Fair Value Measurement at March 31, 2010
	March 31, 2010	Level 1	Level 2	Level 3
Derivative liability - warrants	$5,042,716	$-	$5,042,716	$-

Other than the derivative liability - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with the FASB accounting standard.

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

Concentration of risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. Total cash in these banks at March 31, 2010 and June 30, 2009 amounted to $2,719, 042 and $3,634,805, respectively, of which $250,000 in deposits were covered by insurance. Also, as of March 31, 2010 and June 30, 2009, the Company held $412,524 and $453,192 in restricted cash in a corporate legal counsel’s trust account respectively, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major customers – For the three and nine months ended March 31, 2010 and 2009, no customer was over 10% of the company's total sales. As of March 31, 2010 and June 30, 2009, there was no customer over 10% of the company’s account receivable balance.

Major suppliers – For the three months ended March 31, 2010 and 2009, no supplier was over 10% of the company's total purchases. For the nine months ended March 31, 2010 and 2009, one supplier accounted for approximately 11.8% and 23.3% of the Company total purchases.  As of March 31, 2010, no supplier accounted for more than 10% of the Company’s accounts payable balance.  As of June 30, 2009, one supplier accounted for 16.0% of the Company’s accounts payable balance.

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

Restricted cash

Restricted cash represents a portion of the proceeds received from the June 11, 2008, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  As of March 31, 2010 and June 30, 2009, the Company determined no reserves for obsolescence were necessary.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in and outside of Beijing.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterments to property and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. For the three months and nine months ended March 31, 2010 and 2009, no material interest was capitalized into construction in progress.

The Company recognizes an impairment loss when estimated cash flows estimated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of March 31, 2010 and June 30, 2009.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of March 31, 2010, management believes there was no impairment.

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

Income taxes

The Company’s subsidiaries and VIEs are governed by the income tax laws of the PRC. The Company accounts for income taxes in accordance with a FASB accounting standard, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are outside of the U.S., the Company did not have any provision for U.S. income taxes including any deferred income taxes, for the nine months ended March 31, 2010 and 2009, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accounting standard defines uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. There were no material deferred tax amounts as of March 31, 2010 and June 30, 2009, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company has cumulative undistributed earnings of China ACMH of approximately $24.3 million as of March 31, 2010, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and have incurred net operating losses for income tax purposes for the three months and nine months ended March 31, 2010 and 2009. The net operating loss carry forwards for United States income taxes amounted to $623,748, which excludes $483,789 stock based compensation expenses and change in fair value of warrant liabilities of $4,389,947 for the nine months ended March 31, 2010 due to temporary and permanent timing differences, respectively. The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the three months and nine months ended March 31, 2010 was an increase of approximately $128,956. Management will review this valuation allowance periodically and make adjustments accordingly.

Chinese income taxes

The Company‘s subsidiary and VIEs are governed by the income tax laws of the PRC concerning FIEs, Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Xin Ao use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to March 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011  as granted by the State Administration of Taxation of the PRC. Beginning January 1, 2009, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DEs”) and FIEs. Effective January 1, 2009, the new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DEs and FIEs.

PRC laws require that before a FIE can legally distribute profits to its shareholders, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserve includes the surplus reserve fund, the common welfare fund, and represents restricted retained earnings, see note 12 for further discussion.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the three and nine months ended March 31, 2010 and 2009, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption from August 2005 through to August 2009 and a two year tax, VAT, credit extension from August 2009 through August 2011.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses for the three and nine months ended March 31, 2010 were $5,756 and $46,232, respectively. The Company did not incur any research and development expense for the nine months ended March 31, 2009.

Earnings per share

The Company reports earnings per share in accordance with a FASB accounting standard, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive income

The FASB accounting standard for reporting and display of comprehensive income and its components in its financial statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of this accounting standard, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

Recently issued accounting pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The adoption of this ASU did not have a material impact on its consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

During the nine months ended March 31, 2010 and 2009, the Company paid interest in the amount of $23,762 and $637,124, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash payments for income taxes for the nine months ended March 31, 2010 and 2009 were $2,171,366 and $146, 000, respectively.

Non-cash transactions in the nine months ended March 31, 2010

For the nine months ended March 31, 2010, the accretion of the discount on redeemable preferred stock amounted to approximately $521,553, and has been included in the consolidated statements of shareholders’ equity.

For the nine months ended March 31, 2010, 184,437 shares of warrants were converted into 209,469 shares of common stock by the exercise of such warrants on a cashless basis.

For the nine months ended March 31, 2010, 396,250 shares of redeemable convertible preferred stock were converted into 1,585,000 shares of common stock on a cashless basis.

Note 4 – Marketable securities

Marketable securities are the mutual fund that XinAo purchased from CYJA Allianz Fund. All securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on marketable securities are included in other income or expense in the period they incurred, and when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of marketable securities are determined using the specific-identification method. On December 21, 2009, the Company sold marketable securities at a total cash value of $78,207; a gain of $27,008 was recorded as realized gain.

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

As of March 31, 2010 and June 30, 2009, accounts receivable and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2010 (Unaudited)	2009
Accounts receivable, current	$27,251,617	$11,936,388
Less: allowance for doubtful accounts, current	(86,293)	(120,986)
Net accounts receivable, current	27,165,324	11,815,402

Accounts receivable, non-current	10,079,648	4,461,269
Less: allowance for doubtful accounts, non-current	(233,310)	(328,563)
Net accounts receivable, non-current	9,846,338	4,132,706

Total accounts receivable, net	$37,011,662	$15,948,108

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 – Plant and equipment

Plant and equipment consist of the following as of March 31, 2010 and June 30, 2009:

	March 31,	June 30,
	2010 (Unaudited)	2009
Transportation equipment	$20,376,288	$20,375,873
Plant and machinery	12,878,451	6,246,380
Office equipment	113,544	95,556
Construction-in-progress	1,322,391	3,369,500
Total	34,690,674	30,087,309
Less: accumulated depreciation	(10,098,727)	(7,997,592)
Plant and equipment, net	$24,591,947	$22,089,717

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside and outside of the current plant facility in Beijing. No depreciation is provided for construction-in-progress until it is completed and placed into service. Most construction-in-progress is related to assembling of portable machinery the Company purchased with cash and in general the assembling process can be done in less than three weeks. Therefore, no interest expense was capitalized as the capitalized interest was not significant.

Construction of some of the new portable mixing stations was completed and approximately $6.36 million was transferred to fixed assets during the nine months ended March 31, 2010.

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $724,627 and $539,885 respectively. Depreciation expense for the nine months ended March 31, 20010 and 2009 amounted to $2,112,510 and $1,611,255, respectively.

Note 7 – Prepayments

Prepayments are comprised of short-term and long-term factory rental prepayments the Company made and also prepayments for inventory purchases. Short-term prepayments as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31,	June 30,
	2010 (Unaudited)	2009
Prepayments for inventories	$2,667,846	$2,431,401
Short term prepayments-rent	2,413,656	1,823,925
Others	15,000	-
Total prepayments	$5,096,502	$4,255,326

Long term prepayments represented advance on equipment purchases and the non-current portion of the factory rental prepayments the Company made. Advance on equipment purchases amounted to $5,161,697 as of March 31, 2010. Long term rental prepayments amounted to $4,718,135 and $4,794,746 as of March 31, 2010 and June 30, 2009, respectively.

Rent prepayments for the next five years ended March 31 consists of the following:

Years ending March 31,	Amount
2011	2,413,657
2012	1,828,528
2013	1,828,528
2014	914,797
Thereafter	146,282

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 – Short term loans

Short term loans represent amounts due to banks and the Company’s employee that are due within one year or on demand. As of March 31, 2010 and June 30, 2009, the outstanding balances on these loans were $146,282 and $4,512,200, respectively, and these loans consisted of the following:

	March 31,	June 30,
	2010 (Unaudited)	2009
Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd., paid off in July 2009	$-	$4,395,000

Loan from an employee, effective interest rate of 0% per annum, due upon demand, unsecured.	146,282	117,200

Total short term loans	$146,282	$4,512,200

Interest expense on short-term loans for the three months ended March 31, 2010 and 2009 amounted to $0 and $190,563, respectively. Interest expense on short-term loans for the nine months ended March 31, 2010 and 2009 amounted to $23,765 and $636,907, respectively.

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

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2009.  On July 1, 2009, the Company reclassified from paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $5,042,716 on March 31, 2010.  Therefore, the Company recognized a $473,302 and $4,389,947 loss from the change in fair value for the three and nine months ended March 31, 2010, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the CRR Binomial Model using the following assumptions:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2010	July 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.25	4.00
Risk-free interest rate	1.60%	2.07%
Expected volatility	75%	75%

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

Note 10 – Related party transactions

Other payables – shareholders

Beginning in July 2007, Mr. He Weili, a 38.10% shareholder, leased office space to the Company at approximately the current fair market value from July 2009 to June 2010 with annual payments of $172,950. For the three months ended March 31, 2010 and 2009, the Company recorded rent expense from the shareholder in the amount of approximately $43,238 and $43,000, respectively. For the nine months ended March 31, 2010 and 2009, the Company recorded rent expense from the shareholder in the amount of approximately $129,713 and $87,000, respectively. As of March 31, 2010 and June 30, 2009, approximately $289 and $56,046, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s shareholders Mr. Han Xianfu and Mr. He Weili, who have 57.15% and 38.10% indirect ownership interests in BVI-ACM, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of March 31, 2010 and June 30, 2009 is as follows:

	March 31,	June 30,
	2010 (Unaudited)	2009
Han Xianfu, shareholder	$450,550	$450,550
He Weili, shareholder	300,639	356,396
Total other payable – shareholders	$751,189	$806,946

Monies advanced to an entity that was in part formerly owned by Mr. He Weili. Prior to the reverse acquisition, the Company and this related entity were engaged in joint contracts, business licenses, and other partnership agreements. Pursuant to the reverse acquisition, the Company and this related entity began separate operations and the process of obtaining separate contracts, business licenses, and other partnership agreements were initiated. To date, the Company and this related entity are finalizing the aforementioned process of obtaining separate contracts, business licenses, and agreements. Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts. For the nine months ended March 31, 2010, the Company advanced approximately $5.04 million to this entity, and approximately $4.33 million was repaid.  As of March 31, 2010 and June 30, 2009, the balance of other receivable for related party transaction was approximately $710,000 and $0, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 – Other receivables

As of March 31, 2010, other receivables mainly includes advances to employees, monies to another entity, receivables from insurance company, VAT tax refund and other deposits paid. The company paid VAT tax of approximately $532,310 and $0 as of March 31, 2010 and June 30, 2009 while waiting for VAT tax exemption extension and the amount paid is now due for a refund. Monies advanced to other entities, employees, and auction deposit amounted to $1.06 million and $0.28 million as of March 31, 2010 and June 30, 2010, respectively.

Monies to individual entities were short term in nature, due on demand and free of interest. Monies advanced to an entity that was in part formerly owned by Mr. He Weili, as described in Note 10 above, amounted to $710,000 and $0, as of March 31, 2010 and June 30, 2009, respectively.

As of June 30, 2009, other receivables consisted of receivables that were factored to a trust company, employee advances, station advances, and bidding deposits. For the fiscal year ended June 30, 2009, the Company had a factoring agreement with a third party unrelated trust company wherein it transferred its receivables for cash during the fourth quarter of 2009. As of June 30, 2009, the Company had not collected $3.6 million from the trust company and recorded the uncollected balances as other receivable. The Company received its remaining balances in July 2009.

Note 12 – Income taxes

Corporate income taxes for China

Companies, established before March 16, 2007, will continue to enjoy tax holiday treatment approved by the local Chinese government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires. The Company had received its tax holiday treatment until December 2007.  During the fourth quarter of the year, the Company has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on the Company's involvement in producing high-tech products, its research and development, as well as its technical services. As a result of this certification, the Company's effective income tax rate for China has been reduced to 15% from 25%. The new tax rate will be retroactive to January 1, 2009 and will be effective for three years, through December 31, 2011.

The Company was granted income tax exemption from January 1, 2003 to March 31, 2007. Beginning on January 1, 2009, the Company and its subsidiaries were subject to an EIT rate of 25%.  The Company was granted a 10% tax deduction on 90% of the total sales revenue by the local authority due to the Company’s utilization of recycled raw materials.  Beginning on January 1, 2009, the Company and its subsidiaries were subject to an EIT rate of 15%.  For the nine months ended March 31, 2010 and 2009, the provision for income taxes amounted to $1,952,633 and $2,516,707, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	March 31,		March 31,
	2010 (Unaudited)		2009 (Unaudited)
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34)%		(34)%
China income taxes	25%		25%
China income tax exemption	(10)%		-
Other	5	%(a)	4	%(a)
Effective income tax rates	20%		29%

(a)The 5% represents expenses (such as change in fair value of warrants in the amount of $473,302 and certain expenses in the amount of $483,700 incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the three months ended March 31, 2010. The 4% represents the expenses incurred in the U.S entity that were not subjected to PRC income tax for the three months ended March 31, 2009.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2010 and 2009:

	March 31,		March 31,
	2010 (Unaudited)		2009 (Unaudited)
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34)%		(34)%
China income taxes	25%		25%
China income tax exemption	(10)%		-
Other	10	%(a)	3	%(a)
Effective income tax rates	25%		28%

(a)
The 10% represents the expenses (such as change in fair value of warrants in the amount of $4,389,947 and certain expenses in the amount of $863,100 incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the nine months ended March 31, 2010. The 3% represents the expenses incurred in the U.S entity that were not subjected to PRC income tax for the nine months ended March 31, 2009.

Taxes payable consisted of the following:

	March 31,	June 30,
	2010 (Unaudited)	2009
Income taxes payable	$3,161,635	$3,039,905
Other taxes payables	59,786	8,274
Total taxes payable	$3,221,421	$3,048,179

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

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses.  $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction. These offering costs approximating $602,500 were charged to paid-in capital. The allocation of the proceeds from the investment to a relative fair value basis which resulted in the allocation of $5,798,000 to the Series A Preferred and $1,202,000 to the warrants.

The following is a summary of our current Redeemable Convertible Preferred Stock issued and outstanding net of discount:
	As of March 31,	As of June 30,
	2010 (Unaudited)	2009
Numbers of Redeemable Convertible Preferred shares outstanding in the beginning of the fiscal year	851,125	875,000
Redeemable Convertible Preferred shares converted to Common share during the fiscal year	(396,250)	(23,875)
Current Redeemable Convertible Preferred shares outstanding	454,875	851,125

Per share conversion price from Redeemable Convertible Preferred shares to Common shares	$8	$8

Current Redeemable Convertible Preferred Stock outstanding before discount	$3,639,000	$6,809,000
Discount on Redeemable Convertible Preferred shares outstanding	$(46,027)	$(567,581)
Total Current Redeemable Convertible Preferred stocks net of discount	$3,592,973	$6,241,419

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

Following is a summary of the status of warrants outstanding:

Outstanding Common Stocks Underlying Warrants
Exercise Price	Number	Average Remaining Contractual Life
US $2.40	710,000	3.19 years

Following is a summary of the warrant activity:

Number of Common stock underlying Warrants
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	1,995,000
Granted	-
Forfeited	-
Exercised	(575,000)
Outstanding as of March 31, 2010 (unaudited)	1,420,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the private placement, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the preferred stock and exercise of the warrants, as defined. The registration statement was declared effective in January 2009; the Company incurred $140,000 in penalties for late registration and was paid based on the contract in connection with the private placement.

On July 16, 2009, the Company issued 650,988 shares of its common stock, at a price of $2.30 per share, to its employees. The Company received net proceeds of approximately $1.5 million.

On March 1, 2010, the Company closed an offering of 2,000,000 shares of its common stock, at a price of $4.6 per share, less than 1% underwriting commission.  The Company received net proceeds of approximately $8.4 million after deducting a total of $0.82 million underwriting commission, legal counsel, and other expenses directly related to the offering.  Also, the Company issued an additional 300,000 shares of common stock to cover over-allotments on March 22, 2010 and received net proceeds of $1.2 million less $0.14 million underwriter commission and other direct expenses.

Employee Stock Options

On May 1, 2008, the Company issued 25,000 common shares to a Company executive, par value $0.001 for services the executive renders to the Company.  The shares become fully vested after one year from the date of grant. On July 31 2008, the executive’s employment with the Company terminated, and the 25,000 shares were forfeited upon resignation.

On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement. As of March 31, 2010, all of the 50,000 options have been fully vested.

On December 1, 2008, the Company entered into a three-year agreement with the Company’s previous Chief Financial Officer. In connection with his services, the Company issued a total of 200,000 options of the Company’s common stock from the option bonus pool. The option bonus pool consists of four equal tranches of 50,000 options, with the first tranche of 50,000 options carrying an exercise price of $3.00, the second tranche of 50,000 options carrying an exercise price of $3.50, the third tranche of 50,000 options carrying an exercise price of $4.00, and the fourth tranche of 50,000 options carrying an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve-month period of the agreement.  Upon termination of his service in the third quarter, in addition to the 50,000 vested options per the vesting schedule described above, the Company agreed to vest additional 50,000 shares of options (12,500 shares from each tranche) immediately.

In January, 2010, the Company appointed a new CFO officer whom is also the President of the Company. In connection with his services, the Company granted 12,500 option vesting on February 23, 2010 with an exercise price of $4.64, 35,000 share options vesting on March 5, 2010 with an exercise price $5.38, 15,000 option vesting on March 31, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options vesting on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of March 31, 2010, the 15,000 contingent options were forfeited due to failure to meet performance condition.

The Company valued the stock options by the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.07	75%	0%	1.70%	$5.95

The following is a summary of the option activity:
	Number of options	Intrinsic Value
Outstanding as of June 30, 2008	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	250,000
Granted	112,500
Forfeited	(115,000)
Exercised	(100,000)
Outstanding as of March 31, 2010 (unaudited)	147,500	$118,875

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding options			Exercisable options
		Average			Weighted
		remaining	Average		average
Average		contractual life	Exercise		exercise
Exercise price	Number	(years)	price	Number	price
$2.90	50,000	8.52	$2.90	50,000	$2.90
$4.64	12,500	9.91	$4.64	12,500	$4.64
$5.38	35,000	9.91	$5.38	35,000	$5.38
$5.38	50,000	9.91

For the three months ended March 31, 2010 and 2009, the Company recognized approximately $264,342 and $40,409, respectively, as compensation expenses for its stock option plan. For the nine months ended March 31, 2010 and 2009, the Company recognized approximately $327,738 and $66,619, respectively, as compensation expenses for its stock option plan.

Restricted Stock Awards

On August 15, 2009, the Company issued 10,000 shares of restricted stock to each of its three board of directors for one year of service. On January 4, 2010, the Company issued 50,000 shares of restricted stock to its new Chief Financial Officer for one year of service. On February 7, 2010, the Company issued 10,000 shares of restricted stock to a new board of director for one year of service. The restricted stocks vest in equal quarterly installments over the first year of the agreement

For the three months ended March 31, 2010, the Company recognized $98,669 of the restricted stock as compensation expense. For the nine months ended March 31, 2010, the Company recognized approximately $156,051 of the restricted stock as compensation expense.  As of March 31, 2010, $273,298 of total unrecognized compensation expense was related to the unvested restricted stock based compensation arrangements.

Note 14 – Contribution receivable

On July 8, 2005, Xin Ao’s board of directors passed a resolution to increase the registered capital from $3,630,000 (RMB 30 million) to $12,100,000 (RMB 100 million). The increase in registered capital of $8,470,000 (RMB 70 million) was funded by the undistributed profits as of June 30, 2005. Based on the PRC government’s regulations, all companies are required to record its capital in accordance with the business license, and since Xin Ao did not have sufficient undistributed profits as of June 30, 2005, the unfunded amount has been recorded as contribution receivable.  Since the capital should be contributed by the shareholders of the Company, the contribution receivable was recorded as part of the equity transaction.

Further, pursuant to BVI-ACM’s establishment of China-ACMH in November 2007, BVI-ACM was required to pay 15% of $5,000,000 by February 22, 2009, and the remaining balance by November 22, 2009, in accordance with the laws of the PRC.

On March 30, 2009, Xin Ao’s board of directors approved to transfer $7,260,000 from undistributed retained earnings into registered capital of the Company. Contemporaneously, China-ACMH made a payment of $5,000,000 and BVI-ACM made a payment of $100 to the Company. On October 9, 2009, the Company has transferred $1,210,000 (RMB 10,000,000) from unrestricted retained earnings to registered capital.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of March 31, 2010, the Company is required to reserve $8.1 million to the statutory reserves.

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

Note 16 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2010 and 2009:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income available to common shareholders	$2,182,264	$1,988,549	$4,944,710	$5,474,258
Weighted average shares outstanding-Basic	13,941,654	10,525,000	12,424,000	10,525,066
Earnings per share-Basic	$0.16	$0.19	$0.40	$0.52

Diluted earnings per share
Net income available to common shareholders	$2,182,264	$1,988,549	$4,944,710	$5,474,258
Add: Dividends on preferred stock	87,712	155,200	347,681	472,850
Add: Accretion on preferred stock	121,823	150,243	521,553	450,725
Net income for diluted EPS	$2,391,799	$2,293,992	$5,813,944	$6,397,833

Weighted average shares outstanding-Basic	13,941,654	10,525,000	12,424,000	10,525,066
Restricted stock	15,000	-	15,000	-
Warrants and options	643,752	-	1,385,927	-
Preferred stock	1,819,500	3,496,632	1,819,500	3,499,015

Weighted shares outstanding-Diluted	16,419,906	14,021,832	15,644,427	14,024,081
Earnings per share-Diluted	$0.15	$0.16	$0.37	$0.46

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of March 31, 2010, 396,250 of the preferred stock had been converted into 1,585,000 of common stock. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the nine months ended March 31, 2010 and 2009, total dividend and accretion were $869,234 and $923,573, respectively.  For nine months ended March 31, 2010, 410,000 warrants were converted into 447,534 shares of common stock. For the nine months ended March 31, 2010, 710,000 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 1,714,201 shares of common stocks.

Note 17 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $50,674 and $21,582 for the three months ended March 31, 2010 and 2009, respectively. The Company’s contributions of employment benefits, including pension were approximately $107,496 and $55,316 the nine months ended March 31, 2010 and 2009, respectively.

Note 18 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2008 to September 30, 2013 with annual payments of $197,052.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2009 to June 2010 with annual payment of $172,946. The rent is valued at fair value from the main property management.

The Company entered into four different five-year operating lease agreements during the fourth quarter of 2009.  The lease payments are for four manufacturing plants with various unrelated parties for a total monthly payment of $213,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors as the Company believes that a lump-sum pre-payment from aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

Total operating lease expense for the three months ended March 31, 2010 and 2009 was $703,245 and $92,705, respectively. Total operating lease expense for the nine months ended March 31, 2010 and 2009 was $2,094,615 and $277,884, respectively, and is included in cost of revenue, selling, general, and administrative expenses. Future minimum annual lease expense under non-cancelable operating leases with a term of one year or more consist of the following:

Period ending March 31,	Amount
2011	$2,756,371
2012	$2,756,371
2013	$2,604,735
2014	$633,135
2015	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19 — Business Segments

The Company’s operations are classified into four principal reportable segments that provide different products or services.  The Company is engaged in the business of selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. Separate segment is required because each business unit is subject to different production and technology strategies.

For the three months ended March 31, 2010 (unaudited):
	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$11,556,117	$4,060,284	$587,507	$246,858	$-	$16,450,766
Depreciation	(181,552)	(487,801)	(1,682)	(46,074)	(7,518)	(724,627)
Operating income	1,015,670	2,381,649	500,298	178,384	(1,452,399)	2,623,602
Other income (expenses)	601,917	240,615	-	-	-	842,532
Interest income	-	-	-	-	2,985	2,985
Interest expenses	-	-	-	-	(12)	(12)
Capital expenditure	(21,210)	(28,084)	-	-	(5,630)	(58,924)

For the nine months ended March 31, 2010 (unaudited):

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$46,759,376	$10,529,012	$3,067,162	$1,740,644	$-	$62,096,194
Depreciation	(751,539)	(1,198,643)	(4,228)	(136,027)	(22,073)	(2,112,510)
Operating income	3,209,690	4,987,866	2,828,678	1,286,084	(3,219,334)	9,092,984
Other income (expenses)	2,455,431	620,355	-	-	5,513	3,081,299
Interest income	-	-	-	-	6,006	6,006
Interest expenses	-	-	-	-	(23,765)	(23,765)
Capital expenditure	(158,372)	(4,756,574)	-	-	(29,022)	(4,943,968)

For the three months ended March 31, 2009 (unaudited):

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$6,544,484	$1,304,615	$431,456	$995,971	$-	$9,276,526
Depreciation	(347,476)	(110,804)	(1,273)	(78,768)	-	(538,321)
Operating income	1,904,455	784,945	406,287	723,338	(742,921)	3,076,104
Other income (expenses)	392,694	78,277	-	-	(118,343)	352,628
Interest income	-	-	-	-	937	937
Interest expenses	-	-	-	-	(194,200)	(194,200)
Capital expenditure	-	(18,724)	-	-	-	(18,724)

For the nine months ended March 31, 2009 (unaudited):
	Sales of concrete	Manufacturing services	Technical services	Others	Corporate		Total
Net sales	$16,382,049	$5,301,154	$1,471,583	$2,086,687		$-	$25,241,473
Depreciation	(1,171,143)	(248,302)	(3,818)	(187,992)		-	(1,611,255)
Operating income	4,113,938	3,458,629	1,340,968	1,430,063		(1,892,752)	8,450,846
Other income (expenses)	982,923	318,069	-	-		(201,531)	1,099,461
Interest income	-	-	-	-		4,777	4,777
Interest expenses	-	-	-	-		(640,544)	(640,544)
Capital expenditure	(22,155)	(18,724)	-	-		(9,487)	(50,366)

Total assets as of:
March 31, 2010	$68,896,321	$15,513,684	$-	$2,564,705	$		$86,974,710
June 30, 2009	$41,905,192	$10,512,222	$-	$3,902,359		$-	$56,319,773

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

Following is the summary of the current litigation:

Beijing Xin’Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $275,380 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 31, 2010, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

Note 21 – Subsequent Events

On April 19, 2010, Xin Ao established a 100% owned subsidiary, Qi Xian Heng Xing Technology Co., Ltd in China for technology consulting services. The registered capital for the new subsidiary is $146,700 (RMB 1million).

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of March 31, 2010.

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

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the aggregate non-cash expenses of $4,873,736 for the nine months ended March 31, 2010, and the aggregate non-cash expenses of $836,313 for the three months ended March 31, 2010 on option and stock-based compensation along with change in fair value of warrant, shown in the below chart, due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in the section “Derivative Liability” below.

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

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net Income available to Common shareholders -GAAP	$2,182,264	$1,988,549	$193,715	$4,944,710	$5,474,258	$(529,548)
Add Back (Subtract):
Change in fair value of warrants	$473,302	$-	$473,302	$4,389,947	$-	$4,389,947
Add Back (Subtract):
Change in Option and Equity Based Compensation	$363,011	$40,409	$322,602	$483,789	$66,619	$417,170
Adjusted Net Income available to Common shareholders -non-GAAP	$3,018,577	$2,028,958	$989,619	$9,818,446	$5,540,877	$4,277,569

Add Back (Subtract):
Dividends and accretion on redeemable convertible preferred stock	$209,535	$305,443	$(95,908)	$869,234	$923,575	$(54,341)
Adjusted Net Income -non-GAAP	3,228,113	2,334,401	893,712	10,687,680	6,464,452	4,223,228

Basic earning per share – GAAP	$0.16		$0.19	$(0.03)	$0.40		$0.52	$(0.12)
Add back (Subtract):
Change in fair value of warrant	$0.03		$-	$0.03	$0.35		$-	$0.35
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.03		$-	$0.03	$0.04		$0.01	$0.03
Adjusted basic earning per share non-GAAP	$0.22		$0.19	$0.03	$0.79		$0.53	$0.26

Diluted earning per share-GAAP	$0.15		$0.16	$(0.01)	$0.37		$0.46	$(0.9)
Add back (Subtract):
Change in fair value of warrant	$0.03	(a)	$-	$0.03	$0.28	(a)	$-	$0.28
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.02	(a)	$-	$0.02	$0.03	(a)	$0.01	$0.02
Adjusted diluted earning per share non-GAAP	$0.20		$0.16	$0.04	$0.68		$0.47	$0.21

Weighted average number of shares
Basic	13,941,654		10,525,200		12,424,000		10,525,066
Diluted	16,419,906		14,021,832		15,644,427		14,024,081

(a) The Company adopted the provisions of FASB accounting standard ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008.  The Company recognized a $4,389,947 loss from the change in fair value for the nine months ended March 31, 2010, and a $473,302 loss from the change in fair value for the three months ended March 31, 2010.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months ended March 31, 2010, the Company recognized $98,669 of restricted stock as compensation expense. For the nine months ended March 31, 2010, the Company recognized $156,051 of restricted stock as compensation expense.  For the three months ended March 31, 2010 and 2009, the Company recognized $264,342 and $40,409, respectively, as compensation expenses for its stock option plan. For the nine months ended March 31, 2010 and 2009, the Company recognized $327,738 and $66,619, respectively, as compensation expenses for its stock option plan.

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

In March 2010, Xin Ao established four 100% owned subsidiaries in China and they are Beijing Heng Yuan Zheng Technical Consulting Co., Ltd (“Heng Yuan Zheng”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”) and Ta Dong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Ta Tong”).  Total registered capital for these four subsidiaries is approximately $1.9 million (RMB 13 million) and there has been no actual operation as of March 31, 2010. The purpose of these new subsidiaries is to support the Company's future growth.

During the nine months ended March 31, 2010, we, together with our subsidiaries and variable interest entities (“VIEs”), supported materials, services and our high speed railway projects through our network of eight ready-mixed concrete plants throughout Beijing and sixteen portable concrete plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.  We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.  Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government in 2008, which will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure. Additionally, the Ministry of Rail has announced its plans to invest $USD120.75 Billion (RMB823.5 Billion) in 70 new projects upgrading rail infrastructure in calendar 2010 which together with future planned rail infrastructure investment will total $USD730 Billion (RMB5 Trillion) by 2020.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risks to us. For the three months and nine months ended March 31, 2010 and March 31, 2009, the Company does not have customer over 10% of sales. For the three months ended March 31, 2010, two customers accounted for approximately 11.91% of the Company’s sales and 6.11% of the Company’s account receivables as of March 31, 2010.  For the nine months ended March 31, 2010, three customers accounted for approximately 10.02% of the Company’s sales and 8.53% of the Company’s account receivable as of March 31, 2010.

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

On March 16, 2007, the National People’s Congress of the PRC passed the new enterprise income tax law, or EIT Law, which took effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. The new EIT Law imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Because the Company’s operating subsidiary, Xin Ao’s use of recycled raw materials in its production since its inception entitled the Company to an income tax exemption from January 1, 2003, through to December 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation of the PRC. The income tax exemption granted to the Company was eliminated after December 31, 2007.  Beginning January 1, 2008, the new Chinese EIT law replaced the existing laws for Domestic Enterprises, or DES, and FIEs. Effective January 1, 2009, the China-ACM new reduced EIT rate of 15% replaced the existing rates of 25% currently applicable to both DES and FIEs

Derivative Liability

Effective July 1, 2009, the Company became subject to FASB accounting standard ASC 815   (EITF 07-05), which determines whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

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

The conversion option does not need to be separated from the redeemable convertible preferred stock and accounted for as derivative liability because it contains a residual equity interest, which on dissolution and liquidation of the Company, entitle the preferred stockholders to liquidation value and accumulated dividends, and rank equal with the common shareholders on an as if converted basis.  This FASB accounting standard provides that if the instrument has a residual equity interest, it “should” be considered to be an equity instrument and if the preferred stock is considered to be an equity instrument, then the embedded conversion option would not be separated because its risks and rewards are clearly and closely related to that of redeemable convertible preferred stock.

Results of Operations

Comparison of the three months Ended March 31, 2010 and 2009

The following table sets forth key components of our results of operations for the three months ended March 31, 2010 and 2009, in US dollars:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)	Increase (decrease)	Percentage Increase (decrease)

Total revenue	$16,450,766	$9,276,526	$7,174,240	77%
Total cost of revenue	12,288,275	5,390,645	6,897,630	128%
Gross profit	4,162,491	3,885,881	276,610	7%
Selling, general and administrative expenses	1,538,889	809,777	729,112	90%
Other income, net	372,203	159,365	212,838	134%
Income before provision for income taxes	2,995,805	3,235,469	(239,664)	(7)%
Income taxes expense	604,006	941,477	(337,471)	(36)%
Net income	2,391,799	2,293,992	97,807	4%
Dividends and accretion on redeemable preferred	209,535	305,443	(95,908)	(31)%
Net income available to Common shareholders	$2,182,264	$1,988,549	$193,715	10%

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, mixer rental and marketing cooperation. For the three months ended March 31, 2010, we generated revenue of $16,450,766 compared to $9,276,526 during the same period of 2009, an increase of $7,174,240 or 77%. We increased our production volumes in and outside of Beijing in the third quarter this fiscal year compared to the same period last year.  As a result, our concrete sales revenue increased by $5,011,633, despite a decrease in unit sale price, compared to the same period last year. We experienced lower capacity utilization concrete sales for our Beijing fixed plant for the three months ended March 31, 2010 due to lower capacity utilization at the plant resulting from the extended holiday period associated with Chinese New Year along with the diversion of (out of a current total national fleet of 137) 24 of 61 Beijing-based fleet trucks to our portable plants. During the quarter ended March 31, 2010, we continued to supply concrete products to thirteen railway projects throughout China through our portable plants, specifically the projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Beijing. These thirteen projects contributed $4,060,284 to our total revenue for the quarter ended March 31, 2010, compared to $1,304,615 in revenue from three projects we worked on during the same quarter in 2009. The increase in revenues attributable to our manufacturing services was principally due to a diversion of our Beijing-based fleet trucks to service our portable plants during the third quarter ended March 31, 2010, as compared to the same quarter in 2009. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services. In addition, revenue generated through our technical consulting services was $587,507 during the three months ended March 31, 2010, an increase of $156,051 or 36% compared to the same fiscal quarter in 2009. During the three month period ended March 31, 2010, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $197,736, a decrease of $798,203 or 80%, as we diverted (out of 119 national total) 21 of 54 Beijing transit mixers and (out of 18 national total) 3 of 7 Beijing pump trucks to support portable plants in Zhejiang and Liaoning Provinces and generated marketing cooperation revenue of $49,122. We anticipate our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020. We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $12,288,275 for the quarter ended March 31, 2010, as compared to $5,390,645 for the quarter ended March 31, 2009, an increase of $6,897,630, or 128%.  The increase of cost of revenue was due to overall increase in production from our five fixed concrete plants in the Beijing area and increased production on manufacturing and technical services as well as other services compared to the same period in 2009. The increase in cost of sales was also due the addition of four new portable plants, the increases in crude oil prices which increased the costs of raw materials and transportation during this quarter compared to the same quarter last year.  We are uncertain whether crude oil prices will maintain at the current level in the near future. The cost of sales on concrete increased $5,886,828 this fiscal quarter compared to the same quarter last year.  Such increase was due to an increase in our concrete production as a result of additional plants we added during the first fiscal quarter, as well as the increase in crude oil prices as indicated above as compared to the same period last year. Cost of sales with respect to our manufacturing services increased $1,147,020 during the fiscal quarter ended March 31, 2010, as compared to the same quarter last year.  Such increase was due to the increase in total operational capacity and a decrease in the utilization rate for the three new portable plants we added to our operations in the third fiscal quarter, as well as an increase in transportation costs. Our production and utilization rates were below average due to the extended holiday period associated with Chinese New Year.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $4,162,491 for the fiscal quarter ended March 31, 2010, as compared to $3,885,881 for the quarter ended March 31, 2009. Our gross profit for sale of concrete was $1,076,426, or 9.3% of revenue, for the three months ended March 31, 2010, compared to $1,951,621, or 30% of revenue, for the same period last year, a decrease of $875,195. The lower gross margin for concrete sales for the three months ended March 31, 2010, compared with the same period in 2009, reflects exceptionally high demand, and much higher industry prices, for capacity constrained premium concrete blends within unusually tight and convergent project timelines for many large Beijing Olympic era projects completed in the first half of calendar 2009 with the last installment of Olympic-era projects, namely the Beijing South Railway Station which was completed by the 4th fiscal quarter of 2009. The decrease in gross profit margin with respect to sales of concrete compared to the same quarter last year was also due to the increase in costs of raw materials and transportation as a result of the increase in the price of crude oil, municipal traffic restrictions, the lower utilization rate of our newly leased plants due to the extended holiday period associated with Chinese New Year along with the diversion of (out of 119 national total) 21 of 54 Beijing transit mixers and (out of 18 national total) 3 of 7 Beijing pump trucks to support portable plants. Our gross margin with respect to our sales of concrete was up 0.2% sequentially this quarter compared to the prior quarter ended December 31, 2009 in spite of lower respective capacity utilization as we focus on higher quality sales, which favorably impacts our gross margins over time.  Our gross profit with respect to our manufacturing services was $2,402,996, or 59%, for the quarter ended March 31, 2010, an increase of $1,608,649 from the same period in 2009. Such increase was principally due to diversion of Beijing based truck fleet to support our portable plants, which was offset by an increase of fixed costs incurred as a result of the addition of new portable plants before they commenced production, as well as the increase in costs of transportation this quarter compared to the same period last year.  Our gross profit margin with respect to technical services was $503,387, or 86%, for the quarter ended March 31, 2010, compared to $409,397, or 95%, for the same quarter last year, an increase of $93,990.  Our gross margins with respect to mixer rentals and marketing cooperation were $152,613 and $27,069, respectively; and their margin rates were 77% and 55%, respectively during the quarter ended March 31, 2010.  We plan to continue expanding our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $1,538,889 for the quarter ended March 31, 2010, an increase of $729,112, or 90%, as compared to $809,777 for the quarter ended March 31, 2009. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production during the quarter, and professional and consulting expenses from being a public company and resulting from our overall production expansion during the quarter.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $372,203 for the quarter ended March 31, 2010, as compared to net other income of $159,365 for the quarter ended March 31, 2009, an increase of $212,838. The increase in net other income was primarily due to a decrease in other non-operating expenses and interest expenses. We also experienced an increase in other subsidy income to $854,891 during the three months ended March 31, 2010, as compared to $470,971 in the same period of 2009, an increase of $383,920 or 82%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from August 2009 to August 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had no interest expense for the quarter ended March 31, 2010, as compared to $194,200 for the quarter ended March 31, 2009, a decrease of $194,200.

Provision for Income Taxes. Provision for income taxes amounted to $604,006 and $941,477 for the quarters ended March 31, 2010 and 2009, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate.  Accordingly, our total income taxes incurred for the fiscal quarter ended December 31, 2009 comprised of a 15% income tax rate compared to a 25% income tax rate for the same quarter last year. The new tax rate was granted to the Company in June 2009, and the provision for income taxes provision was retro-actively applied to the beginning of the calendar year 2009 in the fourth quarter ended June 30, 2009. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any.

Net (Loss) Income. We recognized net income of $2,391,799 for the quarter ended March 31, 2010, as compared to net income of $2,293,992 for the same quarter in 2009, an increase of $97,807. Such increase in net income was attributable to a yearly increase in our plant production in the Beijing area, increased fleet support from Beijing to our portable plants, higher gross profits on our thirteen railway projects, technical services and marketing cooperation, all of which were offset by an increase in production costs for new portable plants not yet in operation, selling, general, and administrative expense as well as a non-cash charge of $473,302 related to changes in the fair value of our outstanding warrants and a non-cash charge of $363,011 related to stock and option-based compensation. As discussed above, we adopted an accounting standard in July 1, 2009, and the warrants issued in connection with our June 11, 2008 private placement were re-classed from equity to derivative warrant liabilities and marked to fair market value.  Our management believes that our profits may increase during the next 12 months as we continue to expand into service sectors that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock.   The decrease in dividends and accretion on redeemable convertible preferred stock of $95,908 for the three months ended March 31, 2010, as compared to the same period of 2009, was due to conversions of our redeemable preferred stockholders into common, thereby proportionately lowering the amount in respects to the offering in June 2008.  The decrease in dividends and accretion on redeemable convertible preferred included preferred dividend expense of $87,710 and $155,200 for the quarter ended March 31, 2010 and 2009, respectively; and accretion of a discount on the preferred stock of $121,825 and $150,243 for the quarter ended March 31, 2010 and 2009, respectively.

Net Income available to Common shareholders.  Excluding the effect from non-cash charges related to changes in fair market of warrants and stock and option-based compensation, our net income available to Common shareholders would be $3,018,577 for the three months ended March 31, 2010, an increase of $989,619 or 49%,as compared to net income of $2,028,958 for the same period in 2009.  See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Comparison of the nine months ended March 31, 2010 and 2009

The following table sets forth key components of our results of operations for the nine months ended March 31, 2010 and 2009, in US dollars:

	Nine Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)	Increase (decrease)	Percentage Increase (decrease)
Total revenue	$62,096,214	$25,241,473	$36,854,741	146%
Total cost of revenue	49,412,060	14,711,370	34,700,690	236%
Gross profit	12,684,154	10,530,103	2,154,051	20%
Selling, general and administrative expenses	3,591,170	2,079,257	1,511,913	73%
Other expense (income), net	1,326,407	(463,694)	1,790,101	(386)%
Income before provision for income taxes	7,766,577	8,914,540	(1,147,963)	(13)%
Provision for income taxes	1,952,633	2,516,707	(564,074)	(22)%
Net income	5,813,944	6,397,833	(583,889)	(9)%
Dividends and accretion on redeemable preferred	869,234	923,575	54,341	(6)%
Net income to Common shareholders	$4,944,710	$5,474,258	$(529,548)	(10)%

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, mixer rental, marketing cooperation, and sales of raw material. For the nine months ended March 31, 2010, we generated revenue of $62,096,214 compared to $25,241,473 during the same period of 2009, an increase of $36,854,741, or 146%. We increased our production volume by adding additional fixed concrete plants as compared to the same period last year. As a result, our revenue from sales of concrete increased by $30,377,327 or 185%, despite a decrease in unit sale price, compared to the same period last year. During the nine months ended in March 31, 2010, we continued to supply concrete products to thirteen railway projects throughout China through our portable plants, specifically the projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Beijing. These thirteen projects contributed $10,529,012 to our total revenue for the nine months ended March 31, 2010, compared to $5,301,154 in revenue from the three projects we worked on during the same period in 2009. The revenue increase with respect to our manufacturing services was principally due to the addition of portable plants during this fiscal year as compared to the same period last year. For our railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services. In addition, revenues generated from our technical consulting services was $3,067,162 during the nine months ended in March 31, 2010, an increase of $1,595,579, or 108%, compared to the same period in 2009. During the nine month period ended March 31, 2010, we also generated $296,918 in revenue from marketing cooperation, an increase of $202,751, or 215%, and rented our mixer trucks to mixture stations which generated mixer rental revenues of $1,158,376, a decrease of $834,144, or 42%. We anticipate our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans which are expected to cost a total of $730 billion through 2020. We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $49,412,060for the nine months ended March 31, 2010, as compared to $14,711,370 for the nine months ended March 31, 2009, an increase of  $34,700,690, or 236%.  During the fiscal quarter prior to the celebration of National Day of the People's Republic of China in Beijing, our primary area of operation, all construction surrounding the city was halted and delayed due to severe restrictions on traffic controls. The increase in our cost of revenue was due to overall increase in production from our five fixed concrete plants in the Beijing area, and increased production from our manufacturing and technical services, as well as other services compared to the same period in 2009. The increase in our cost of sales was also due to lower capacity utilization at our newly leased Beijing fixed plants reflecting the early ramp up of those facilities in the first fiscal quarter, traffic restrictions from national day, and the extended holiday period of Chinese New Year, as well as increases in crude oil prices, which increased the costs of raw materials and transportation during the nine months ended March 31, 2010. The cost of sales with respect to concrete sales increased $31,122,636 during the first nine months of this fiscal year as compared to the same period last year.  Such increase was due to an increase in our concrete production in the Beijing area as a result of the addition of one new plant during the first nine months of this fiscal year, as well as the increase in crude oil prices as indicated above. Although our production volume increased during the nine months ended March 31, 2010, our overall plant utilization rate was down, primarily due to severe traffic and construction restrictions in Beijing in anticipation of the National Day of the PRC and the increase in the price of crude oil. Cost of sales with respect to our manufacturing service increased $3,674,745 during the nine months ended March 31, 2010 as compared to the same period last year.  Such increase was due to an increase the number of portable plants, in total operational capacity and a decrease in utilization rate for our new portable plants as we synchronized with the pace of the general contractors, as well as an increase in transportation costs.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $12,684,154 for the nine months ended March 31, 2010, as compared to $10,530,103 for the nine months ended March 31, 2009. The gross profit for sale of concrete was $3,489,673, or 7% of revenue, for the nine months ended March 31, 2010, compared to $4,234,982, or 26% of revenue, for the same period last year, a decrease of $745,309. The lower gross margin for concrete sales for the nine months ended March 31, 2010, compared with the same period in 2009, reflects exceptionally high demand, and much higher industry prices, for capacity constrained premium concrete blends within unusually tight and convergent project timelines for many large Beijing Olympic era projects completed in the second half of calendar 2008 with the last installment of Olympic-era projects, namely the Beijing South Railway Station which was completed in the 4 quarter of our fiscal 2009. The decrease in the sales of concrete gross margin in the 9 months ended March 31, 2010 compared to the same period last year, was also due to an increase in the costs of raw materials and transportation as a result of higher crude oil and diesel fuel prices and traffic restrictions due to the National Day of the PRC in our first fiscal quarter, the low utilization rate at our newly leased plants reflecting the early ramp up of those facilities, as well as the extended holiday period of Chinese New Year in this third fiscal quarter as discussed above  Gross profit with respect to our manufacturing services was $5,050,911, or 48%, for the fiscal year ended March 31, 2010, an increase of $1,553,113 as compared to $3,497,798, or 66% in the same period in the prior year. Such increase was principally due to addition of new portable plants as railway projects increases. The decrease in gross profit margin is primarily due to fixed costs incurred on our new portable plants before they commenced production during the period, as well as the increase in costs of transportation.  Gross margin with respect to our technical services was $2,847,043, or 93%, for the nine months ended March 31, 2010, compared to $1,351,841, or 92%, for the same period last year, an increase of $1,495,202.  Gross margins with respect to our mixer rentals, marketing cooperation and sales of materials were 88%,77%, and 16% respectively during the nine months ended March 31, 2010.  We plan to continue expanding our manufacturing and technical services, which produce the highest gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $3,591,170 for the nine months ended March 31, 2010, an increase of $1,511,913, or 73%, as compared to $ 2,079,257 for the nine months ended March 31, 2009. The increase was principally due to an increase in salary and benefit expenses, lease expenses, and professional and consulting expenses resulting from our overall production expansion this period.

Other Income (Expense), net. Our other income (expenses) consists of a valued added tax exemption from the PRC government, interest income (expense), changes in fair value of warrants, and other non-operating income (expense). We incurred net other expenses of $(1,326,407) for the nine months ended March 31, 2010, as compared to net other income of $463,694 for the nine months ended March 31, 2009, a decrease of $1,790,101. The decrease in net other income was primarily due to a non-cash loss due to changes in the fair value of our warrant liabilities of $(4,389,947), which was a result of the adoption of the aforementioned accounting standard in July 1, 2009, which requires us to record financial instruments such as warrants as derivative liabilities and a non-cash charge to income statement at fair market value (See Note 2, Financial Instruments). We also experienced an increase in other subsidy income to $3,145,178 during the nine months ended March 31, 2010, as compared to $1,300,992 in the same period of 2009. In addition, we had interest expenses of $23,765 for the nine months ended March 31, 2010, as compared to $640,544 for the nine months ended March 31, 2010, a decrease of $616,779. The decrease of interest expense was primarily due to the repayment of a short-term loan in July 2009.

Provision for Income Taxes. Provision for income taxes amounted to $1,952,633 and $2,516,707 for the nine months ended March 31, 2010 and 2009, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007 and an income tax rate reduction from January 1, 2009 to December 31, 2011 as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate.  Since and as of January 1, 2009, we have been subject to a 15% income tax rate.  Accordingly, our total income taxes incurred during the fiscal quarter ended December 31, 2009, comprised of a 15% income tax rate compared to a 25% income tax rate for the same quarter last year. The new tax rate was granted to the Company in June 2009 and the provision for income taxes provision was retro-actively applied to the beginning of calendar year 2009 during the fourth quarter ended June 30, 2009. We paid $2,171,366 in corporate income taxes during the nine months ended March 31, 2010.  In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any.

Net Income. We recognized net income of $5,813,944 for the nine months ended March 31, 2010, as compared to net income of $6,397,833 for the same period in 2009, a decrease of $583,889. Such decrease in net income was primarily attributable to the non-cash charge of $4,389,947 related to changes in the fair market value of warrants. As discussed above, we adopted an accounting standard on July 1, 2009, and the warrants issued in connection with our June 11, 2008 private placement were re-classed from equity to derivative warrant liabilities and marked to fair market value.

Dividends and accretion on redeemable preferred stock.   The decrease in dividends and accretion on redeemable convertible preferred stock of $54,341 compared to the nine months ended March 31, 2009, was due to conversions of our redeemable preferred stockholders into common, thereby proportionately lowering the amount in respects to our redeemable preferred stock offering in June 2008.  It included preferred dividend expense of $347,681 and $472,850 for the nine months ended March 31, 2010 and 2009, respectively and accretion of discount on the preferred stock of $521,553 and $450,725 for the period ended March 31, 2010 and 2009, respectively.

Net Income avaiable to Common shareholders.   Excluding the effect from the non-cash loss related to changes in the fair market value of warrants and stock based compensations, our net income would be $9,818,446 for the nine months ended March 31, 2010, as compared to net income of $5,540,877 for the same period in 2009.   See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash expenses. The increase of our non-GAAP net income is as result of an increase in subsidy income, a decrease in interest expense, an increase in our plant production in the Beijing area, higher gross profits on our thirteen railway projects, technical services, marketing cooperation, sales of raw material and rental income from mixing trucks, all of which was offset by an increase in selling, general, and administrative expenses. Our management believes that our profits may increase during the next 12 months as we continue to expand into service sectors that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which should lower our costs and provide greater profitability.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $5,589,981, and restricted cash of $412,524. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

Summary of Cash Flow Statements

	Nine months Ended
	March 31,
	(Unaudited)	(Unaudited)
	2010	2009
Net cash provided by operating activities	$4,404,628	$224,600
Net cash (used in) investing activities	(9,394,914)	(1,514,923)
Net cash provided by financing activities	6,953,203	247,576
Effect of foreign currency translation on cash and cash equivalents	(7,741)	2,392
Net increase (decrease) in cash and cash equivalent	$1,955,176	$(1,040,355)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Comparison of the Nine months Ended March 31, 2010 and 2009

Net Cash Provided by Operating Activities. Net cash provided by operating activities totaled $4,404,628 for the nine months ended March 31, 2010, as compared to net cash provided in operating activities of $224,600 for the nine months ended March 31, 2009. The increase in net cash provided by operating activities was primarily due to increase in our cash flows from increased sales activities and an increase of accounts payable, which were partially offset by an increase of accounts receivable and prepayment during the nine month ended March 31, 2010.  We expect our cash flow from operating activities to improve as the construction industry in Beijing increases its activity following the Chinese New Year holiday, and we strengthen our efforts to negotiate more favorable terms with our suppliers and customers.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $9,394,914 for the nine month ended March 31, 2010, as compared to $1,514,923 for the nine months ended March 31, 2009. The cash was principally used to purchase new production equipment and office equipment during the nine months ended March 31, 2010.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $6,953,203 for the nine months ended March 31, 2010, as compared to net cash provided by financing activities of $247,576 for the nine months ended March 31, 2009. The increase in cash provided by financing activities was due to net proceeds of our July 2009 common stock offering totaled $1,497,242, net proceeds from our March 1, 2010 underwritten common stock offering of $9,619,852, and proceeds from options and warrant exercises of $758,851 offset by a short-term loan payoff of $4,508,664 (RMB 30 million) to Beijing International Trust & Investment Co. and preferred dividends paid.  The net proceeds from the common stock offering will be used for purchasing plant equipment, concrete mixers and pump trucks, working capital and general corporate purposes.

Cash.   As of March 31, 2010, we had cash of $5,589,981 as compared to $3,634,805 as of June 30, 2009. This increase is due primarily to the net proceeds of our March 2010 common stock offering and warrants exercised, which was partially offset by a decrease in accounts receivable and a short-term loan payoff of $4,508,664 (RMB 30 million) to Beijing International Trust & Investment Co.

We may have a cash redemption obligation upon the 2 year anniversary of our June 11, 2008 private placement for the balance of any unconverted redeemable convertible preferred shares issued thereunder which are outstanding as of June 11, 2010.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from a variety of sources. However, we will need to raise additional capital in order to undertake out current plans for expansion.

Loan Facilities

We had a total of $146,282 and $4,512,200 outstanding on loans and credit facilities as of March 31, 2010 and June 30, 2009, respectively. During the nine months ended March 31, 2010, we paid $4,508,664 towards our June 30, 2009 outstanding loans.

Interest expense on short-term loans for the three months ended March 31, 2010 and 2009 amounted to $0 and $194,200, respectively.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all. Additionally, the onset of the extended holiday period of Chinese New Year has significant impact on our operations as all workers go on extended leave of absences for one to two weeks.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH and its variable interest entities Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with the interpretation of Generally Accepted Accounting Principles (GAAP), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810 (Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements.

Based upon a series of Contractual Arrangements, The Company determined that Xin Ao and its subsidiaries are variable interest entities subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao and its subsidiaries are consolidated into the financial statements of the Company.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 (unaudited).

	Carrying Value at	Fair Value Measurement at March 31, 2010
	March 31, 2010	Level 1	Level 2	Level 3
Derivative liability - warrants	$5,042,716	$-	$5,042,716	$-

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

The Company adopted accounting policies in accordance to U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities during the nine months ended March 31, 2010 and 2009.

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the nine months ended March 31, 2010 and 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2010, the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 or during the entire period covered by this report.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2010.

ITEM 4.     (REMOVED AND RESERVED)

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

Date: May 17, 2010	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy Goodwin
Jeremy Goodwin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)