Form 10-K
period 2010-06-20
China Advanced Construction Materials Group, Inc
filed 2010-09-28
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-141568

CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8468508
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1515 Broadway 11/F
New York, New York	10036
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: +86 10 82525361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

Yes ☐ No ☒

As of September 24, 2010 there were 17,572,104 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

•	“BVI-ACM” are references to Xin Ao Construction Materials, Inc.
•	“China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
•	“Xin Ao” are references to Beijing Xin Ao Concrete Group;
•	“RMB” are references to the Renminbi, the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the market for our concrete products and services;
•	our expectations regarding the continued growth of the concrete industry;
•	our beliefs regarding the competitiveness of our products;
•	our expectations regarding the expansion of our manufacturing capacity;
•	our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;
•	our future business development, results of operations and financial condition;
•	competition from other manufacturers of concrete products;
•	the loss of any member of our management team;
•	our ability to integrate acquired subsidiaries and operations into existing operations;
•	market conditions affecting our equity capital;
•	our ability to successfully implement our selective acquisition strategy;
•	changes in general economic conditions; and
•	changes in accounting rules or the application of such rules.

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

PART I

Item 1. Business

Overview of Our Business
  OUR BUSINESS

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity XinAo. The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and, residential, developments. The Company is primarily focused on engineering, producing, servicing, delivering and pumping a comprehensive range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, extending product life, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

We conduct our operations through our network of five ready-mixed concrete plants throughout Beijing and sixteen portable concrete plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants. In addition, we have technical and preferred procurement agreements with five independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Our Corporate Structure

We own all of the issued and outstanding capital stock of Xin Ao Construction Materials, Inc., or BVI-ACM, a British Virgin Islands corporation, which in turn owns 100% of the outstanding capital stock of Beijing Ao Hang Construction Materials Technology Co., Ltd., or China-ACMH, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Beijing Xin Ao Concrete Group Co., Ltd., or Xin Ao, a company incorporated under the laws of China, and its two shareholders, in which China-ACMH effectively took over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate Xin Ao for an annual fee in the amount of Xin Ao's yearly net profits after tax. Additionally, Xin Ao's shareholders have pledged their rights, titles and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH's rights to control and operate Xin Ao, Xin Ao's shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao through an Option Agreement.

The following chart reflects our organizational structure as of the date of this report.

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

On November 23, 2007, BVI-ACM established a subsidiary, China-ACMH, in China as a wholly owned foreign limited liability company with registered capital of $5 million. Through China-ACMH and its variable interest entity Xin Ao, we are engaged in producing general ready-mixed concrete, customized mechanical refining concrete, and some other concrete-related products which are mainly sold in China.

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian Heng Xin Technology Co., Ltd (“Luan Xian Heng Xin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and there has been no actual operation as of June 30, 2010. The purpose of these new subsidiaries is to support the Company's future growth.

Business Segment Information

In the year ended June 30, 2010, our operations were comprised of four reportable segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of the Consolidated Financial Statements appearing elsewhere in this annual report.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 5 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame moulds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes due to the chemistry of the concrete mixture which hardens thereafter. The deliverable radius of a concrete mixture from any one of our 5 ready mix plants in Beijing is approximately 25 kilometers. Traffic conditions are a consideration which affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 16 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule. Our high speed rail clients are primarily state-owned conglomerate construction contractors whose business practices follow closely with government policy.

Technical Services Business

Our technical services business segment is comprised of the our party production management services, including chemical engineering and ready-mix consulting services for independently owned concrete plants and their associated projects. We manage the production and receive a percentage of our client contractors’ profits based on cost savings generated.

Other Services

Our final business segment is comprised of other services which we engage in from time to time, including marketing cooperation and mixer rentals. When we are unable to service projects due to geographic limitations, we refer projects to several other independently-owned mixture stations as part of our marketing cooperation and existing relationships with contractors. We are paid a percentage of the sales price of the business that is referred. The marketing cooperation allows us to capture business that might otherwise be uneconomical due to capital requirements. We also generates revenues by renting our mixing trucks to other mixer stations.

Our Industry

According to Global Insight, a leading provider of global economic and financial intelligence, the global construction market has experienced a decrease over the past 2 years, and a slow recovery expected only after 2011. Despite the global construction market problems, however, the Chinese construction market has maintained a double digit increase over the past 10 years, which makes it one of the most dynamic markets in the world.

China is among the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware. According to Industrial Ceramics, Vol. 27, February 2007, “total revenues for the Chinese construction materials market in 2006 was approximately $171.5 billion,” and “it is estimated that the total production value will reach $294.8 billion by 2011, an average annual growth rate of 11.4%. (Industrial Ceramics, Vol. 27, February 2007,” page 142). This information is publicly available at www.technagroup.it/sample_IC.pdf. According to the National Development and Reform Commission, or NDRC, profits by companies in the construction materials market in China during the first five months of 2009 were approximately $6.16 billion, representing an increase of 13.7% over the same period in 2008. The “Year 2009 First Five Months Construction Material Industry Sector Analysis” is provided by the National Development and Reform Commission (NDRC). The Chinese version of this information is publicly available on NDRC’s website at http://yxj.ndrc.gov.cn/gjyx/cyyxdt/t20090722_292050.htm.

Construction Demand in China

According to the evaluation by Research Institute of Investment, National Development and Research Commission, China’s November 2008 economic stimulus package, valued at RMB 4 trillion (approximately US$593 billion), has had a material impact on the construction industry, contributing to growth in the construction industry of approximately RMB 594 billion in 2009. According to data prepared by the National Bureau of Statistics of China, from January to April 2009, urban fixed assets investment reached RMB3.7 trillion, up 30.5 percent year by year. Driven by a series of policies on keeping growth and expanding domestic demand, we believe that the construction industry in China will continue to grow.

The stimulus package has been and is expected to be used to finance programs, during 2009 and 2010 in 10 major areas, such as low-income housing, rural infrastructure, water, electricity, transportation, the environment, technological innovation and rebuilding disaster struck areas. The economic stimulus package also focuses on infrastructure projects such as new railways, roads, and airports. According to the Ministry of Railways, China doubled its investment in railways to about RMB 600 billion (approximately US$87.8 billion) for 2009 and 2010. Part of the new funds will go to building 5,148 km of new lines, including five passenger-only high-speed lines. The ministry also plans to start 70 other new projects, which will cost an estimated RMB 1.5 trillion (approximately US$219.6 billion). By 2012 China is expected to have 110,000 km of rail lines, including 13,000 km of passenger routes, of which, many will be high-speed railways allowing trains to run between 200 and 350 km an hour. (Chinese version available at http://www.concrete365.com/news/2009/7-20/H142630705.htm).

According to a report published by the Freedonia Group in May 2010, Construction expenditures in China are expected to rise 9.1 percent per annum in real terms and are expected to reach $1.7 Trillion by 2014.

It is anticipated that increases will be bolstered by a growing domestic economy, ongoing industrialization, rebounding foreign investment funding, continuing efforts to expand and upgrade physical infrastructure, rising income levels, and further population and household growth. These and other trends are presented in Construction Outlook in China, a new study from the Beijing office of The Freedonia Group, Inc., a Cleveland-based industry research firm.

The Freedonia Group expects that non-building construction will be the fastest growing sector, advancing by an estimated 10.0 percent annually in real terms through 2014. Government spending initiatives are the predominant drivers of non-building construction activity. Growth will benefit from state-led efforts to expand and upgrade China’s transportation infrastructure. Utilities construction will also contribute to non-building construction spending gains, as the government continues to increase power generation capacity and improve electricity transmission networks.

Residential building is the largest market for construction services in China, accounting for 37 percent of total construction spending in 2009. Residential building construction expenditures are expected to increase at an annual pace of 8.4 percent through 2014, primarily supported by rising personal income levels. Government efforts to improve living conditions for low-income earners (including the construction of affordable and low-rent houses in urban areas and subsidies for alterations of dilapidated farmhouses in rural areas) are also expected to bolster residential building construction spending. However, expected deceleration in the overall economy and household formation may constrain residential building construction activity to some extent.

Non-residential building construction expenditures are forecast to rise 9.0 percent per year through 2014. Growth is expected to be driven by rebounding local and foreign investment in the manufacturing sector, following the sharp moderations associated with the global economic downturn of 2008 and 2009. Government efforts to improve public services such as health care and education may also spur gains.

The Chinese Construction industry accounted for approximately 20% of the nominal gross domestic product (GDP), contributing RMB 6,114 billion in 2008. The government stimulus package has helped to fuel growth in construction and infrastructure development. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such massive projects as the South-North Water Diversion — designed to redirect water to the northern plains from Central and South China. This project, scheduled for completion in 2050, is expected to result in annual cement consumption of over one million metric tons.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue to 2030 as up to 400 million citizens are expected to move into urban areas.

China’s Cement & Concrete Demand

In the last four months of 2009, the country's cement output rose 13 percent from the same period of 2008. The year to year growth was 3.1 percentage points larger than that of a year ago. “Demand for cement in China is forecast to rise 6.0 percent annually through 2012 to 1.8 billion metric tons. Growth will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to help stimulate sales by improving the quality of the product. Blended cements are expected to account for about 90 percent of total sales in 2012, reflecting the versatility of these types across a range of construction applications, as well as their performance and/or price benefits over other types of cement. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. Central and Eastern China are expected to remain the largest cement market in China through 2012, fueled by increases in regional construction expenditures. However, the cement markets in Northwest and Southwest China are expected to grow at a faster pace, benefiting from the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to perform above the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin.” (from Business Wire).

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. China’s cement consumption amounted to approximately 44% of global demand in 2008 and is expected to be greater than current combined consumption of India and the U.S. by 2010. At the present rate, it is presumed that China will continue to be an important player in the global construction materials marketplace for at least the next two decades.

As a result of the government stimulus package, the demand for cement and concrete is expected to be significantly increased in China in the following several years.

Demand for Ready-Mixed Concrete

Construction contractors are expected to continue to represent the largest market for cement, accounting for an estimated one-third of total demand in 2012. Economic downturns or reductions in government funding of infrastructure projects could significantly reduce our revenues. However, we believe that the ready-mix concrete market could exhibit the strongest growth in the cement industry, and could possibly have near double-digit gains through 2012. Gains are expected to benefit from government regulations banning on-site concrete and mortar mixing. Demand for cement used in concrete products is expected to be driven by the increasing popularity of precast concrete with many construction contractors. In addition, the phase-out of clay bricks will heighten demand for concrete blocks. We anticipate that cement demand in the ready-mixed concrete market will realize the strongest gains of any market category through 2010, with an annual increase of 11.2 percent, Recognizing the significant environmental impact created from the large-scale construction activities undertaken in the past few decades, China’s government implemented Decree #341 in 2004 which bans onsite concrete production in over 200 major cities across China in order to reduce environmental damage from onsite cement mixing and improve the quality of concrete used in construction.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for construction materials in China:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2010, the Company did not have any customer account for over 10% of sales. For the year ended June 30, 2010, two customers accounted for approximately 8.4% of the Company’s sales and 3.8% of the Company’s account receivables as of June 30, 2010.

•
Experienced Management. We believe that our management’s technological knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to potentially acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.

•
Innovation Efforts. We strive to produce the most technically and scientifically advanced products to our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. As a result of our relationships with these universities and institute, we believe that we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

•
Capacity Expansion via Building New Plants. We added seven portable stations during the fiscal year 2010 in order to meet the requirements of existing contracts and anticipated demand. We plan to add more portable stations in 2011 and 2012 as part of our long-term expansion plans due to very attractive margins and high return on investment.

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

•	Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leverage our economies of scale.

•	New Product Offering. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

Our Operations

We provide materials and services through our network of five ready-mixed concrete plants throughout Beijing and sixteen portable plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants in Beijing. In addition, we have technical and preferred procurement agreements with five independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Three of these technically serviced plants are in Beijing, one in Datong, Shanxi and one in Mianyang, Sichuan.

Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.

We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. The portable plants can be dismantled and moved to new sites in less than a few weeks. The plants are currently located between railway stations and each of these plants is directly tied to contracts we have recently won and are expected to operate near capacity. Almost all our general contractors supply raw materials resulting in higher gross margins for the Company and reduce upfront capital investment on raw material purchase. The one time start up cost for each plant and associated equipment is approximately $3 million with cost optimization initiatives underway to bring the average cost down below $2.5 million per plant. Each plant is capable of generating approximately $2 million in revenue per year, with very attractive margins and high return on investment.

We are led by a well-rounded management team that, in only eight years, has built a fast-growing, highly-profitable concrete company. Our success has been achieved by consistently delivering quality products and services backed by a team of dedicated managers and employees. Collectively, the management team has extensive experience in engineering, operations, construction materials and working in the concrete industry. Through the Company’s extensive relationships with R&D institutions and industry associations, we have access to a large pool of experienced managers and knowledgeable advisors.

Products and Services

As architectural designs have become more complex, challenging, and modern in scope, the need for technology driven companies, to provide high-end specialty concrete mixtures has been rapidly accelerating. Increasing demand for state-of-the-art cement mixtures has spurred our technological innovation and our ability to provide advanced mixtures of building materials that meet project specific engineering and environmental specifications. We produce a range of C10 to C100 concrete materials and specialize in an array of specialized ready-mixed concretes tailored to each project’s technical specifications and environmental standards. Our High Speed Rail clients require our concrete products be held to 100 year strength and survivability standard as tested by the local Ministry of Construction authority.

We specialize in “ready-mixed concrete”, a concrete mixture made at our facility with complete computerized operating systems. Such concrete accounts for nearly three-fourths of all concrete produced. Ready-mixed concrete is mixed on demand and is shipped to worksites by concrete mixer trucks.

The ready-mixed concrete sector in the concrete market is growing at a fast rate, largely due to the Chinese government’s implementation of Decree #341 in 2004. This law bans on-site concrete production in over 200 cities across China, with the goal of reducing environmental damages from onsite concrete mixing and improving the quality of concrete used in construction. The use of ready-mix concrete minimizes worksite noise, dirt and congestion, and most additives used in ready-mix concrete are environmentally safe. Our goal is to continue to use at least 30% recyclable components in our concrete mixtures.

We are building a comprehensive product portfolio that serves the diverse needs of our developing customer base and its unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, each specifically formulated to meet the individual needs of each project. We provide both industry standard and highly innovative products, including:

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

Our Customers

For fiscal year 2010 which ended on June 30, 2010, we had one customer, whose sales accounted for more than 5% of our total sales. Five customers accounted for approximately 16 % and 32% of the Company’s sales for the years ended June 30, 2010 and 2009, respectively. The total accounts receivable from these customers amounted to $3,165,034 and $3,624,793 as of June 30, 2010 and 2009.

Developing New Relationships

Our business will be damaged if project contracts with the Chinese government, for which we may act as a sub-contractor are cancelled. Our sales strategy balances these risks focusing on building new long-term cooperative relationships with some of China’s top construction companies in order to benefit from their reputations and to enter new markets. Our sales representatives are actively building relationships with the Chinese government, general contractors, architects, engineers, and other potential sources of new business in our target markets. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, formulation and implementation of advanced construction and concrete materials projects.

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 27% and 44% of the Company’s purchases for the years ended June 30, 2010 and 2009 respectively. The total accounts payable to these suppliers amounted to $950,814 and $2,551,604 as of June 30, 2010 and 2009, respectively.

Sales and Marketing

Our marketing efforts are geared towards advancing China-ACMH as the supplier of choice for building China’s most modern and challenging projects. The Company is constantly seeking ways to raise its profile and leverage additional publicity. To this end, the Company plans to expand its presence at leading construction industry events and in periodicals to build on its successful reputation. The primary goal when expanding into new markets is to reinforce the sales effort by promoting positive testimonials and success stories from the Company’s strong base of high profile clients and projects.

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. Our research development expense increased to $121,762 in the fiscal year 2010, and no significant research and development expense for the year ended June 30, 2009.

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

We have a close association with the Beijing Concrete Institute and have been able to incorporate many of these research findings into our operations, products, and procedures. The Beijing Concrete Association was established by the Company Chairman and Vice-Chairman who currently maintain majority ownership. As such, we work closely with the institute and, in return for sponsoring multiple research initiatives, have been granted exclusive work space for the development of the materials used for our existing plants’ regional projects.

We are able to use the Research Findings & Technical Publication and Procedures of the Beijing Concrete Institute in our business, which provides us with an advantage over many of our competitors. Because of our five year exclusive contract with the institute, our competitors are unable to benefit from the same findings for commercial use. Some of these findings include:

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

Compound Admixture Concrete

This compound mineral mixture is a composite of coal powder, mineral powder and mineral activators blended to specific proportions. This mixture improves activity, filling, and super-additive effects of the concrete and also improves the compatibility between cement and aggregate.
Lightweight Aggregate Concrete & Innovative Pumping Technology

This procedure involves a pumping technology of lightweight aggregate. It is a pretreatment method of lightweight aggregate. Setting appropriate times and pressure, lightweight aggregate will reach an appropriate saturation state under pressure once it is put into a custom designed sealed pressure vessel. Lightweight aggregate concrete prepared using the above pretreatment method, will dry quicker under pumping pressure, and maintain consistency. Accordingly, lightweight aggregate concrete will be easily pumped which can shorten construction time.

Energy-saving Technologies of Phase Change Thermostat Concrete

Energy conservation concrete may adjust and reflect process temperature, and temperature self-control may solve cracking brought about by cement heat of hydration in large-scale concrete pours.

Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique

The research and production of water reducing admixture would improve performance while lowering pollution and environmental impact. Super plasticizer Polycarboxylate series which reduces water requirements is an attractive additive in that it enables high strength concrete, super-strength concrete, high fluidity and super plasticizer concrete, and self-defense concrete. The water reduction of Polycarboxylate may reach 20% to 25%, which is higher than the Naphthaline water reducing agent, which is the current industry standard. The cost of the water reducing agent is competitve, and it may be used to prepare high strength and high performance concrete instead of Naphthaline.

Application of Reused Water in Concrete

The re-use of waste water of a concrete plant to mix concrete is significant as it can reduce production costs, minimize fresh water use and represent an efficient approach to address industrial waste. The practical application of this effort is a further step towards the goal of minimal pollution and emissions.

Our Competition

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we believe that competitors will try to expand their sales and build up their distribution networks in our principal market. Our future success depends on our ability to establish and maintain a competitive position in the marketplace.

We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Jiangong Shanggong Center, Jinyu Group Concrete, Zhuzong Shanggong Center and Zhonghang Konggang Concrete.

Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration or have greater financial and other resources than we do. In addition, we compete with a number of state-owned enterprises, which have significantly greater financial resources than we do and which may have a competitive advantage over us.

There are approximately 163 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 10% market share.

Intellectual Property

We currently own the following intellectual property rights:

C100 High Performance Concrete: Patent #2007102011320
Lightweight Pre-Processing Method and Device: Patent#200710201131.6
Compound mineral mixture with: Patent #200710107881.7
Lightweight Aggregate Pressure Pre-Heating Equipment: Utility Model# ZL200720200683.0

Environmental Matters

We are required to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration. Some specific environmental regulations apply to sealed transportation of dust materials and final products, closed storage of sand and gravel, as well as reduction of noise and dust pollution on production sites and encouragement of the use of waste materials. The governmental regulatory authorities conduct periodic inspections. We have met all the requirements in the past inspections. We are one of ten companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

Regulation

The company has been in compliance with all registrations and requirements for the issuance and maintenance of all licenses and certificates required by the applicable governing authorities, including the Ministry of Construction and the Beijing Administration of Industry & Commerce. The Ministry of Construction awards Level II and Level III qualifications to concrete producers in the PRC construction industry, based on criteria such as production capacity, technical qualification, registered capital and capital equipment, as well as performance on past projects. Level II companies are licensed to produce concrete of all strength levels as well as special concretes, and Level III producers are licensed to produce concrete with strength level C60 and below. We are a Level II concrete producer.

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

Our Labor Force

As of June 30, 2010, we employed 734 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2010.

Employees/Independent Contractors and their Functions	As of June 30, 2010

Management & Administrative Staff	252	21%
Sales	24	2%
Technical & Engineering Staff	47	4%
Production Staff	354	29%
Equipment & Maintenance	44	4%
Drivers & Heavy Equipment Operators	13	1%
SubTotal	734	61%
Independent Contractors	482	39%
Total	1,216	100%

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

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in fiscal year 2011.

Our plans to build additional plants and to maintain and continually upgrade our internal control and management systems in line with our growing scale will require significant capital expenditures in fiscal year 2011. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

Five customer orders consisted of 16% of the net sales of the Company for the fiscal year ended June 30, 2010, and the loss of any of these customers can result in a depressive effect on our net profit.

Our Company focuses on large projects for large Chinese customers. Five customers accounted for approximately 16 % and 32% of the Company’s sales for the years ended June 30, 2010 and 2009, respectively. The total accounts receivable from these customers amounted to $3,165,034 and $3,624,793 as of June 30, 2010 and 2009. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will decrease.

Our business is subject to the risk of supplier concentration.

Our top five suppliers provide approximately 31% of the sourcing of the raw materials for our concrete production business. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

Additionally, in order to construct a new concrete plant, we may need to apply for a short term loan from a local commercial bank to be used for working capital. Because the lending policies of the local commercial banks are subject to change, there is no guarantee that we will be able to obtain approval for such a loan with conditions favorable to us in a timely manner or at all.

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

Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction firms. Some of these competitors have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. As a result, we may need to accept lower contract margins in order to compete against these competitors. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

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

We intend to build or acquire up to ten new production facilities during the next one to two years. The costs projected for our planned expansion and technical improvement projects and expansion may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances.

To make improvement at our currently existing plants, we do not need to apply for regulatory approval. To acquire currently existing plants, we do not need to apply for regulatory approval. However, in order to build a new concrete plant, we will need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee, and (iii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area. There is no guarantee that we will be able to obtain these regulatory approvals in a timely manner or at all.

Additionally, in order to operate an acquired concrete plant for concrete sales, we may need to apply for a short term loan from a local commercial bank to be used for working capital. Because the lending policies of the local commercial banks are subject to change, there is no guarantee that we will be able to obtain approval for such a loan with conditions favorable to us in a timely manner or at all.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, where corruption may occur. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to prevent these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our Chairman, Xianfu Han, owns approximately 30.1% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 20.1% of our outstanding voting securities as of June 30, 2010 in a fully diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

We may require additional capital and we may not be able to obtain it on acceptable terms or at all.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors for the year ending June 30, 2010, in accordance with the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We were subject to management attestation report for the fiscal year ended June 30, 2010, and a report of our management for the 2010 fiscal year is included under Item 9A of this annual report certifying the effectiveness of our internal controls over financial reporting. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company. However, due to expected continued growth of our Company, we anticipate that we will no longer be a smaller reporting company in the future years. Accordingly, while our management has determined that our internal controls over financial reporting were effective as of June 30, 2010, if we are unable to scale our financial reporting and accounting systems to our growth, we may not be able to maintain the effectiveness of those controls and, therefore, we can provide no assurance that our management will be able to certify the effectiveness of our internal controls or that we will receive a positive attestation from our independent auditors in the future. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

We have limited insurance coverage for our operations in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

We are not current in our payment of social insurance and housing accumulation fund for our employees and such shortfall may expose us to relevant administrative penalties.

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. Xin Ao has failed to fully contribute the social insurance premium and housing accumulation fund. Therefore, they may be subject to the administrative punishment as mentioned above.

Our operations may incur substantial liabilities to comply with environmental laws and regulations.

Our concrete manufacturing operations are subject to laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. Applicable law required that we obtain an environmental impact report and environmental approval from the environmental protection administration prior to obtaining the business license and construction enterprise qualification certificate for Xin Ao. However, the local administration of industry and commerce and the Beijing Municipal Construction Commission did not require Xin Ao to provide the environmental impact report and environmental approval, and Xin Ao has not received any notice of non-compliance nor has any fine or other penalty been assessed. However, the environmental protection administration may in the future require that Xin Ao provide the applicable report and apply for the required environment approval. Our failure to have complied with the applicable laws regarding delivery of the report may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations and the imposition of injunctive relief. Resolution of these matters may require considerable management time and expense. In addition, changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly manufacturing, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV; under Notice 75, a “special purpose company” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing on the strength of the domestic assets or interests owned by such PRC residents in onshore companies. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's subsidiaries being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75 and Notice 106, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Our PRC Residents stockholders, Mr. Han and Mr. He have obtained the SAFE registration on September 29, 2007. However, we cannot provide any assurances that they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting costs on to our customers, our profitability and operating results will suffer.

Under the New Enterprise Income Tax, or EIT, Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such "resident enterprises" will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such "resident enterprises" to various reporting requirements with the PRC tax authorities.

In addition, the recent circular mentioned above sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries.

Therefore, although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

Dividends declared and paid from pre-January 1, 2008 distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People's Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the State Administration of Foreign Exchange (“SAFE”) on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, or Notice 78. Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who have been granted shares or stock options pursuant to our share incentive plan are subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and employee option plans could be materially and adversely affected.

The discontinuation, reduction or delay of any of the preferential tax treatments currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the New EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the New EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise in 2009 and is entitled to a 15% preferential income tax rate for the three-year period ending 2011. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax rate from June 2009 to June 2010. However, we cannot assure you that Xin Ao will be able to maintain its status as “high and new technology enterprises” and/or as an enterprise for value-added tax exemption. If Xin Ao fails to continue to qualify or fails to receive an updated approvals, our income tax and value-added tax expenses would increase, which would have a material adverse effect on our net income and results of operations.

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

We entered into three different five-year operating lease agreements during the fourth quarter of 2009. We also entered into one four-year operating lease agreement during the second quarter of 2010.The lease payments for the first three manufacture plants are with different unrelated parties for a total monthly payment of $176,000. The lease payment for the fourth manufacture plant is also with an unrelated party for a total monthly payment of $34,314. Some lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the leasers at approximately the fair market value of the future lease payments as the Company believes that a lump-sum pre-payments from aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

We have an extensive fleet of 119 transit mounted concrete mixers, 18 pump trucks, and we have access to additional 55 concrete mixer and 3 pump truck vehicles for lease in Beijing and 31 transit mounted concrete mixers and 5 pump trucks at our portable stations depending on specific project requirements. We also anticipate delivery of 40 additional transit mounted concrete mixers and 5 additional pump trucks to our fleet in Beijing. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since May 19, 2008, and began trading on the NASDAQ Global Market in November 2009 under the symbol “CADC”. Prior to that date, there was no active market for our common stock. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NASDAQ Global Market for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2010	September 30 (as of September 24)	$4.15	$3.03
	June 30	$5.62	$3.25
	March 31	$7.48	$4.45
2009	December 31	$7.90	$4.36
	September 30	$6.90	$2.50
	June 30	$3.90	$1.71
	March 31	$2.75	$1.01
2008	December 31	$2.75	$2.74
	September 30	$2.60	$2.60
	June 30 (from May 19)	$2.30	$0.30

As of September 24, 2010, there were 416 stockholders of record of our common stock.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the aggregate non-cash expenses of $3,652,427 for the year ended June 30, 2010 on option and stock-based compensation along with preferred stock discount accretion and change in fair value of warrant, shown in the below chart, due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in the section “Derivative Liability” below.

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

	Year Ended June 30,
	2010		2009	Increase (Decrease)
Net Income -GAAP	$13,006,395		$12,068,489	$937,906
Subtract:
Dividends and accretion on redeemable convertible preferred stock	$(955,557)		$(1,229,473)	$(273,916)
Net Income available to Common shareholders -GAAP	$12,050,838		$10,839,016	$1,211,822
Add Back:
Change in fair value of warrants	$2,488,959		$-	$2,488,959
Add Back:
Change in Option and Equity Based Compensation	$595,888		$107,477	$488,411
Add Back:
Accretion of Discount on Redeemable Preferred Stock	$567,580		$600,968	$(33,388)
Adjusted Net Income available to Common shareholders -non-GAAP	$15,703,265		$11,547,461	$4,155,804

Basic earnings per share - GAAP	$0.90		$1.03	$(0.13)
Add back:
Change in fair value of warrant	$0.18		$-	$0.18
Add back:
Change in Option and Equity-Based Compensation	$0.04		$0.01	$0.03
Add back:
Accretion of Discount on Redeemable Preferred Stock	$0.04		$0.06	$(0.02)
Adjusted basic earnings per share Non-GAAP	$1.16		$1.10	$0.06

Diluted earnings per share-GAAP	$0.79		$0.86	$(0.07)
Add back:
Change in fair value of warrant	$0.15	(a)	$-	$0.15
Add back:
Change in Option and Equity-Based Compensation	$0.04	(b)	$0.01	$0.03
Adjusted diluted earnings per share - Non-GAAP	$0.98		$0.87	$0.11
Subtract:
Cash Dividends Paid on Redeemable Preferred Stock	$0.03		$0.05	$(0.02)
Adjusted diluted earnings per share available to common - Non-GAAP	$0.95		$0.82	$0.13

Weighted average number of shares
Basic	13,456,134		10,526,719
Diluted	16,521,296		14,032,479

(a) The Company adopted the provisions of FASB accounting standard ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008. The Company recognized a $2,488,959 loss from the change in fair value for the year ended June 30, 2010.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the year ended June 30, 2010, the Company recognized $268,150 of restricted stock as compensation expense. For the year ended June 30, 2010 and 2009, the Company recognized $327,738 and $107,477, respectively, as compensation expenses for its stock option plan.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity, Xin Ao. The Company engages in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments. We are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

In March and April 2010, XinAo established five 100% owned subsidiaries in China and they are Beijing Heng Yuan ZhengKeTechnical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”)and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and there has been no actual operation as of June 30, 2010. The purpose of these new subsidiaries is to support the Company's future growth.

During the year ended June 30, 2010, we, together with our subsidiaries and variable interest entities-supported materials, services and our high speed railway projects through our network of five ready-mixed concrete plants throughout Beijing and sixteen portable plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants in Beijing. In addition, we have technical and preferred procurement agreements with five independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Three of the technically serviced plants are located in Beijing, one in Datong, Shaanxi and one in Mianyang, Sichuan. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products. Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government in 2008, which will focus primary on transportation related projects such as railway, highway, and transportation related infrastructure. Additionally, the Ministry of Rail has announced its plans to invest $120.75 Billion (RMB823.5 Billion) in 70 new projects upgrading rail infrastructure in calendar 2010 which together with future planned rail infrastructure investment will total $730 Billion (RMB5 Trillion) by 2020.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2010, the Company did not have any customer account for over 10% of sales. For the year ended June 30, 2010, two customers accounted for approximately 8.4% of the Company’s sales and 3.8% of the Company’s account receivables as of June 30, 2010, respectively.

•
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

All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 to August 2009 and a two year extension on the VAT tax exemption from June 2009 to June 2011.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended June 30, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
June 30, 2010
Net sales	$70,579,631	$15,654,659	$4,889,460	$1,917,097	$-	$93,040,847
Depreciation	(1,032,221)	(1,693,581)	(5,232)	(151,456)	(42,126)	(2,924,616)
Segment Profit	5,686,379	7,311,730	4,543,163	1,408,789	(5,053,494)	13,896,567
Other income (expenses)	3,942,679	939,472	-	-	(2,582,939)	2,299,212
Interest income	-	-	-	-	9,001	9,001
Interest expenses	-	-	-	-	(23,834)	(23,834)
Capital expenditure	(409,564)	(6,727,104)	-	-	(41,061)	(7,177,729)
Total assets as of June 30, 2010	$69,101,360	$15,326,776	$-	$1,183,304	$-	$85,611,440

June 30, 2009
Net sales	$28,118,492	$7,053,728	$1,924,089	$2,618,493	$-	$39,714,802
Depreciation	(1,537,366)	(404,449)	(5,084)	(237,563)	-	(2,184,462)
Segment Profit	7,249,594	4,232,395	1,762,193	1,653,732	(1,418,948)	13,478,966
Other income (expenses)	1,686,066	423,224	-	-	(602,020)	1,507,270
Interest income	-	-	-	-	-	-
Interest expenses	-	-	-	-	(802,650)	(802,650)
Capital expenditure	(4,219)	(7,381,443)	-	-	(53,000)	(7,438,622)
Total assets as of June 30, 2009	$41,905,192	$10,512,222	$-	$3,902,359	$-	$56,319,733

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 5 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame moulds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 16 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

Technical Services Business

Our technical services business segment is comprised of the our party production management services, including chemical engineering and ready-mix consulting services for independently owned concrete plants and their associated projects. We manage the production and receive a percentage of our client contractors’ profits based on cost savings generated.

Other Services

Our final business segment is comprised of other services which we engage in from time to time, including marketing cooperation and mixer rentals. When we are unable to service projects due to geographic limitations, we refer projects to several other independently-owned mixture stations as part of our marketing cooperation and existing relationships with contractors. We are paid a percentage of the sales price of the business that is referred. The marketing cooperation allows us to capture business that might otherwise be uneconomical due to capital requirements. We also generate revenues by renting our mixing trucks to other mixer stations.

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2010 and 2009, in US dollars:

	Years Ended
	June 30,
	2010	2009
			Increase	Percentage Increase

Total revenue	$93,040,847	$39,714,802	$53,326,045	134%
Total cost of revenue	73,704,701	24,518,042	49,186,659	201%
Gross profit	19,336,146	15,196,760	4,139,386	27%
Selling, general and administrative expenses	5,439,579	1,717,794	3,721,785	217%
Other income, net	2,284,379	704,620	1,579,759	224%
Income before provision for income taxes	16,180,946	14,183,586	1,997,360	14%
Income taxes expense	3,174,551	2,115,097	1,059,454	50%
Net income	13,006,395	12,068,489	937,906	8%
Dividends and accretion on redeemable preferred	955,557	1,229,473	(273,916)	(22)%
Net income available to Common shareholders	$12,050,838	$10,839,016	$1,211,822	11%

Comparison of the years Ended June 30, 2010 and 2009

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, and others. For the year ended June 30, 2010, we generated revenue of $93,040,847 compared to $39,714,802 during the same period of 2009, an increase of $53,326,045 or 134%. We increased our production volumes in and outside of Beijing this fiscal year compared to our last fiscal year.

As a result, our concrete sales revenue was $70,579,631 for the year ended June 30, 2010, an increase of $42,461,139 or 151%, despite a decrease in unit sale price, compared to the year ended June 30, 2009. The increase in revenues attributable to concrete sales was principally due to addition of two new fixed plants.

During the year ended June 30, 2010, we continued to supply concrete products to thirteen railway projects throughout China through our portable plants, specifically the projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Beijing. These thirteen projects contributed $15,654,659 to our total revenue for the year ended June 30, 2010, an increase of $8,600,931 or 122%, compared to the year ended June 30, 2009. The increase in revenues attributable to our manufacturing services was principally due to addition of seven new portable plants to service a growing business pipeline. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

 In addition, revenue generated through our technical consulting services was $4,889,460 during the year ended June 30, 2010, an increase of $2,965,371 or 154% compared to the same fiscal quarter in 2009. During the year ended June 30, 2010, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $1,208,618, a decrease of $1,409,875 or 54%, as we experienced greater overall fleet capacity utilization as the business expands and we also generated marketing cooperation revenue of $422,356. We anticipate our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020 and the 12th 5 Year Plan installment which will be announced during our First Half FY 2011.

We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $73,704,701 for the year ended June 30, 2010, as compared to $24,518,042 for the year ended June 30, 2009, an increase of $49,186,659, or 201%. The increase of cost of revenue was due to overall increase in production from our five fixed concrete plants in the Beijing area and increased production on manufacturing and technical services as well as other services compared to the same period in 2009. The increase in cost of sales was also due to the addition of seven new portable plants, the increases in crude oil prices which increased the costs of raw materials and transportation during this quarter compared to the same period last year. We are uncertain whether crude oil prices will maintain at the current level in the near future.

The cost of sales on concrete increased $43,966,822 this fiscal year compared to our prior fiscal year. Such increase was due to an increase in our concrete production as a result of additional plants we added in Beijing during the second fiscal quarter leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales, as well as the increase in crude oil prices as indicated above as compared to the same period last year.

Cost of sales with respect to our manufacturing services increased $5,493,152 during the fiscal year ended June 30, 2010, as compared to the same period last year. Such increase was due to the increase in total operational capacity and a decrease in the utilization rate for the four new portable plants we added to our operations in the third fiscal quarter, as well as an increase in transportation costs. Our production and utilization rates were below average during the extended holiday period associated with Chinese New Year but quickly ramped up again for the third and fourth fiscal quarters. The primary reason for the Cost of Sales increase is due to the decline in selling price of Beijing Concrete Sales which contributes a disproportionate amount 75% to our topline. Beijing Concrete Sales showed an average gross margin of 28% in FY 2009 due to the Olympics which would have meant approximately $13M in additional gross profit this year. But because our average gross margin narrowed to 8.5% so it made our COGS appear larger percentage wise.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $19,336,146 for the fiscal year ended June 30, 2010, as compared to $15,196,760 for the year ended June 30, 2009. Our gross profit for sale of concrete was $5,955,497, or 8.4% of revenue, for the year ended June 30, 2010, compared to $7,461,180, or 27% of revenue, for the same period last year, a decrease of $1,505,683. The lower gross margin for concrete sales for the year ended June 30, 2010, compared with the same period in 2009, reflects exceptionally high demand, and much higher industry prices, for capacity constrained premium concrete blends within unusually tight and convergent project timelines for many large Beijing Olympic era projects completed in the first half of calendar 2009 with the last installment of Olympic-era projects, namely the Beijing South Railway Station which was completed by the 4th fiscal quarter of 2009.

The decrease in gross profit margin with respect to sales of concrete compared to the same period last year was also due to the increase in costs of raw materials and transportation as a result of the increase in the price of crude oil, municipal traffic restrictions, the lower utilization rate of our newly leased plants due to the extended holiday period associated with Chinese New Year along with the diversion of (out of 119 national total) 21 of 54 Beijing transit mixers and (out of 18 national total) 3 of 7 Beijing pump trucks to support portable plants. Despite the drop from 27% in FY 2009, our gross margin with respect to our sales of concrete showed steady improvement in Q4-2010 to 10.35% up from 9.3% in Q3-2010, 9.1% in Q2-2010 and 3.7% in Q1-2010 compared to an industry average of 5% as we focused on higher quality sales.

Our gross profit with respect to our manufacturing services was $7,393,252, or 47%, for the year ended June 30, 2010, an increase of $3,107,779 from 2009. Such increase was principally due to the diversion of Beijing based truck fleet to support our portable plants, which was offset by an increase of fixed costs incurred as a result of the addition of new portable plants before they commenced production, as well as the increase in costs of transportation this fiscal year compared to last fiscal year.

Our gross profit margin with respect to technical services was $4,568,625, or 93%, for the year ended June 30, 2010, compared to $1,776,671, or 92%, for the same period last year, an increase of $2,791,954 or 157% from 2009.

Our gross margins with respect to mixer rentals and marketing cooperation were $1,057,162 and $315,162, respectively; and their margin rates were 87% and 75%, respectively during the year ended June 30, 2010. We plan to continue expanding our manufacturing and technical services, which produce the highest scalable gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $5,439,579 for the year ended June 30, 2010, an increase of $3,721,785, or 217%, as compared to $1,717,794 for the year ended June 30, 2009. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion during the year. Although accounts receivable have increased in proportion with revenues, they have not grown as quickly as revenues. Meanwhile collection days have improved to 97 average turnover days for the year ended June 30, 2010 as compared to 118 average turnover days for the year ended June 30, 2009, with a disproportionate impact coming from Beijing concrete sales accounts receivable inclusive of raw material unit sales costs with 113 average turnover days in the year ending June 30, 2010 as compared to manufacturing service accounts receivable which do not include raw materials unit sales costs with 48 average turnover days in the year ended June 30, 2010.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $2,284,379 for the year ended June 30, 2010, as compared to net other income of $704,620 for the year ended June 30, 2009, an increase of $1,579,759 or 224%. The increase in net other income was primarily due to a decrease in other non-operating expenses and interest expenses. We also experienced an increase in other subsidy income to $4,881,152 for the year ended June 30, 2010, as compared to $2,109,290 in the same period of 2009, an increase of $2,771,862 or 131%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2010. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $23,834 for the year ended June 30, 2010, as compared to $802,650 for the year ended June 30, 2009, a decrease of $778,816. The decrease was due to a short-term loan payoff of $4,699,119 (RMB 30 million) to Beijing International Trust & Investment Co.

Provision for Income Taxes. Provision for income taxes amounted to $3,174,551 and $ 2,115,097 for the years ended June 30, 2010 and 2009, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. Accordingly, our total income taxes incurred for the fiscal year ended December 31, 2009 comprised of a 15% income tax rate compared to a 25% income tax rate for the same period last year. The new tax rate was granted to the Company in June 2009, and the provision for income taxes provision was retro-actively applied to the beginning of the calendar year 2009 in the fourth year ended June 30, 2009. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any.

Net (Loss) Income. We recognized net income of $13,006,395 for the year ended June 30, 2010, as compared to net income of $12,068,489 for the same period in 2009, an increase of $937,906. Such increase in net income was attributable to a yearly increase in our plant production capacity across our plant network including the addition of two new fixed plants in Beijing and seven portable plants across the country, increased fleet support to our plant network, higher gross profits on our thirteen railway projects, technical services and marketing cooperation, all of which were offset by an increase in production costs for newly launched fixed plants new portable plants not yet in operation, selling, general, and administrative expense on an increased labor base of a larger scale operations, as well as an accounts receivable provision for doubtful accounts of $456,085 of which $278,536 is attributable to quality assurance deposits, a non-cash charge of $2,488,959 related to changes in the fair value of our outstanding warrants, a non-cash accretion of discount on the Redeemable Convertible Preferred of $567,980 and a non-cash charge of $595,888 related to stock and option-based compensation. As discussed below, on July 1, 2009, we adopted an accounting standard pursuant to which the warrants issued in connection with our June 11, 2008 private placement were re-classed from equity to derivative warrant liabilities and marked to fair market value. Our management believes that our profits may increase during the next 12 months as we continue to expand into service sectors that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $273,916 for the year ended June 30, 2010, as compared to the same period of 2009, was due to conversions of our redeemable preferred stockholders into common, thereby proportionately lowering the amount in respect to the offering in June 2008. The decrease in dividends and accretion on redeemable convertible preferred included preferred dividend expense of $387,977 and $628,505 for the year ended June 30, 2010 and 2009, respectively; and accretion of a discount on the preferred stock of $567,580 and $600,968 for the year ended June 30, 2010 and 2009, respectively.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and stock and option-based compensation, our net income available to Common shareholders would be $15,703,265 for the year ended June 30, 2010, an increase of $4,155,804 or 36%,as compared to net income after cash dividends paid of $11,547,461 for the same period in 2009. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $3,300,820 and restricted cash of $57,580. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the years ended
	June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(192,516)	$3,361,128
Net cash used in investing activities	(7,099,316)	(1,771,915)
Net cash provided by financing activities	6,936,571	136,572
Effect of foreign currency translation on cash and cash equivalents	21,276	(1,475)
Net (decrease) increase in cash and cash equivalent	$(333,985)	$1,724,310

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Net Cash Provided by Operating Activities. Net cash used in operating activities totaled $192,516 for the year ended June 30, 2010, as compared to net cash provided in operating activities of $3,361,128 for the year ended June 30, 2009. The decrease in net cash provided by operating activities was primarily due to an increase of accounts receivable and decrease in taxes payable which were partially offset by an increase in our cash flows from increased sales activities and a decrease of other receivables during the year ended June 30, 2010. We expect our cash flow from operating activities to improve as the construction industry in Beijing increases its activity, we win a larger proportion of manufacturing services revenues and we strengthen our efforts to negotiate more favorable terms with our suppliers and customers.

Net Cash Used In Investing Activities. Net cash used in investing activities was $7,099,316 for the year ended June 30, 2010, as compared to $1,771,915 for the year ended June 30, 2009. The cash was principally used to purchase new production equipment, a larger truck fleet and office equipment during the year ended June 30, 2010 to support a growing network of fixed and portable plants.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $6,936,571 for the year ended June 30, 2010, as compared to net cash provided by financing activities of $136,572 for the year ended June 30, 2009. The increase in cash provided by financing activities was due to net proceeds of our July 2009 common stock offering totaled $1,497,242, net proceeds from our March 1, 2010 underwritten common stock offering of $9,619,852, and proceeds from options and warrant exercises of $758,851 offset by a short-term loan payoff of $4,699,119 (RMB 30 million) to Beijing International Trust & Investment Co. and preferred dividends paid of $543,631. The net proceeds from the common stock offering have been and will be used for purchasing plant equipment, concrete mixers and pump trucks, working capital and general corporate purposes.

Cash. As of June 30, 2010, we had cash of $3,300,820 as compared to $3,634,805 as of June 30, 2009. This decrease is due primarily to property, plant and equipment purchases and advances on equipment amounting to $7,177,729.

We believe that our cash and revenues from ongoing operations in addition to closely managing our accounts payable and receivable is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of $0 and $4,512,200 outstanding on loans and credit facilities as of June 30, 2010 and June 30, 2009 respectively. The loans consisted of the following:

	June 30, 2010		June 30, 2009

Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd. (paid in full in July 2009)	$		$4,395,000

Loan from various employees, effective interest rate of 20% per annum, due upon demand, unsecured.			117,200

Total short term loans		$0	$4,512,200

 Total interest expense on short-term loans for the year ended June 30, 2010 and 2009 amounted to $23,834 and $802,804, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2010:

		Payment due in year ended June 30,
	Total	2011	2012	2013	2014	2015	Thereafter
Long term debt obligations
Capital commitment
Operating lease obligations	$2,889,254	$601,442	$934,972	$934,972	$417,868	$-	$-
Purchase obligations
Total	$2,889,254	$601,442	$934,972	$934,972	$417,868	$-	$-

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

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 through to June 2011. The VAT tax collected from the Company’s customers is kept by the Company and recorded as Other Subsidy Income.

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

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009 and a two year tax (VAT) credit extension from August 2009 through August 2011. For the years ended June 30, 2010 and 2009, $4,881,152 and $2,109,290 respectively, was recognized as other subsidy income from VAT taxes collected.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. In a response to a slowdown in the rate of growth of the Chinese economy and the global economic slowdown, The Chinese central bank cut rates five times in year 2008. The new interest rates are approximately 5.31% for Renminbi bank loans with a term of 12 months. The change in interest rates has minimum impact on our bank loans. The Company also paid off its short term bank loan balance with Beijing International Trust Co, Ltd. in July 2009 for approximately $4.4 million dollars.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2010 and 2009 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

As of June 30, 2010, our management determined that our internal controls over financial reporting were effective. Over the past year, our management has progressively implemented appropriate measures to remedy all material weaknesses and significant deficiencies with respect to the Company’s internal controls. Specifically, we have (i) hired a cross-border Chief Financial Officer, (ii) retained an external consultant to review and cross-check the accounting of certain equity transactions and the preparation of our financial statements, and (iii) more fully integrated our operating and accounting systems to reduce the possibility of human error, while also performing ongoing manual cross-checks and verifications per contract to maintain the accuracy of software based cost-accounting systems.

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

Name	Age	Position
Xianfu Han	50	Chairman, Chief Executive Officer and Director
Weili He	52	Chief Operating Officer, Vice Chairman and Director
Jeremy Goodwin	36	President, Chief Financial Officer, Director
Denis Slavich	69	Director
Shaojian (Sean) Wang	45	Director
Larry Goldman	53	Director
Jing Liu	37	Director

Xianfu Han. Mr. Han became our Chairman and Chief Executive Officer on April 29, 2008. From January 2003 to present, Mr. Han has worked with Xin Ao as Chairman of the Board of Directors. His main responsibilities include daily board leadership and strategy initiatives. Since November 2002, Mr. Han has been Chairman at Beijing Tsinghua University Management School’s Weilun Club. His responsibilities involve daily management work. From January 2001 to March 2007, Mr. Han acted as Executive Vice Chairman of the Beijing Concrete Association. His primary functions involved public relations and communication with various governmental agencies. Mr. Han is a senior engineer with over 25 years of management experience in the building material industry. He contributed to the draft of the "Local Standard of Mineral Admixtures" regulations and was responsible for the "Research and Application of Green High Performance Concrete" published by the Ministry of Construction. Mr. Han has not held any other public company directorships during the past five years

Mr. Han graduated in 1995 from the Tsinghua University executive MBA program. Mr. Han received his Bachelor degree in engineering management in 1992 from Northern China University of Technology.

Weili He. Mr. He became our Vice-Chairman and Chief Operating Officer on April 29, 2008. From August 2007 to present, Mr. He has worked as Vice Chairman of the Board of Directors of Xin Ao. His primary responsibility is large client development. From January 2003 to August 2007, Mr. He worked as Chairman of the Board of Directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as a Vice Chairman of the Beijing Concrete Associations. His primary functions include market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C. Mr. He has not held any other public company directorships during the past five years.

Jeremy Goodwin. Mr. Goodwin was appointed President of our Company on January 25, 2010 and Chief Financial Officer on February 15, 2010. Mr. Goodwin has also been a member of our Board of Directors as of October 6, 2008. He has extensive experience in finance advising multi-national and Asian companies on key corporate initiatives such as M&A, debt and equity financing, restructuring, privatization and business expansion. Since 2006, Mr. Goodwin has been Managing Partner of 3G Capital Partners, a corporate finance advisory firm, and was a Vice President of Global Capital Group Enterprises, from 2002 to 2005 where he and his team advised Changzhou Xingrong Copper on its $20 million sale to Mueller Industries, Inc. From 1999 to 2001, Mr. Goodwin was with the ING Beijing Investment arm of Baring Private Equity Partners in Hong Kong. In addition, from 1997 to 1998, Mr. Goodwin worked at ABN Amro in Beijing, where he assisted notable clients such as Royal Dutch Shell Oil and Beijing Capital International Airport with its listing on the Hong Kong stock exchange. During the past five years, Mr. Goodwin has served as a member of the board of directors of Sino Greenland Corporation (OTCBB: SGLA) for 1 year.

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

Mr. Slavich serves as a member of our Audit Committee and Nominating and Governance Committee.

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

Larry Goldman. Larry Goldman became a member of our Board of Directors on August 11, 2009. Mr. Goldman is a Certified Public Accountant, with over 30 years of auditing, consulting and technical SEC reporting experience. Mr. Goldman served from May 2006 to October 2007, as Acting CFO, and currently as a financial consultant, for Lightbridge Corporation (Nasdaq: LTBR), a nuclear fuels development company. Prior to joining Lightbridge Corporation, Mr. Goldman served as the CFO and VP of Finance for WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the previous 19 years. Mr. Goldman is also an independent director and audit committee chairman for Winner Medical Group Inc. (Nasdaq: WWIN), a China based manufacturer of medical disposable products and surgical dressings, Wonder Auto Tech, Inc. (Nasdaq: WATG), a leading manufacturer of automotive electrics, suspension products and engine accessories in China, China Integrated Energy, Inc. (Nasdaq: CBEH) , a bio-diesel company in China, and China Gengsheng Minerals, Inc. (NYSE Amex: CHGS), a developer and manufacturer of high- tech industrial material products. Mr. Goldman has extensive experience in both auditing and consulting with Chinese public companies, working in the Asian marketplace since 2000, and he frequently travels to China. He currently provides various CFO consulting and SEC reporting support to a number of other Chinese companies listed in the United States. Mr. Goldman holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego and a Masters of Science degree in Taxation from Pace University.

Mr. Goldman serves as the chairman of our Audit Committee and is a member of our Compensation Committee.

Jing Liu. On February 7, 2010, the Board of Directors of the China Advanced Construction Materials Group, Inc. (the “Company”) appointed Jing Liu to fill a vacancy on the Board of Directors.

Ms. Liu has extensive experience in finance and banking. From 2007 to 2009, Ms. Liu served on the board of directors of Guotai Asset Management Limited. During 2009, Ms. Liu served as a member of the board of directors of Southwest Securities Corporation. From 2005 to 2009, Ms. Liu served in various capacities, including General Manager of the Strategic Development and Equity Capital Departments, with China Jianyin Investment Limited, a state-owned investment company in the People’s Republic of China. From 1997 to 2005, Ms. Liu served as the Deputy Senior Manager of the Investment Banking Department at China Construction Bank. Ms. Liu holds a B.A. in investment management and an M.A. in finance from Dongbei University of Finance, and a Ph.D. in finance from the Chinese Academy of Social Sciences. In addition, Ms. Liu has passed both the Charter Financial Analyst and Financial Risk Manager exams.

Ms. Liu serves as chairman of our Compensation Committee, and is a member of our Audit Committee, and Nominating and Governance Committee.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.China-ACM.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, China Advanced Construction Materials Group, Inc., Yingu Plaza, 9 Beisihuanxi Road, Suite 1708, Haidian District, Beijing 100080 PRC.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of seven members as identified above. On August 7, 2009, the Board established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of these committees are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which may be obtained, without charge, by contacting the Corporate Secretary, China Advanced Construction Materials Group, Inc., Yingu Plaza, 9 Beisihuanxi Road, Suite 1708, Haidian District, Beijing 100080 PRC or through our website at www.China-ACM.com.

Prior to establishing the committees of the Board of Directors, our entire Board of Directors handled the functions that would otherwise be handled by each of the committees.

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board of Directors considered, among other matters, Mr. Han’s experience and tenure of having been Chairman and Chief Executive Officer since 2008, and felt that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

•
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm; and

•
The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Ms. Liu and Messrs. Slavich, Wang and Goldman.

Audit Committee

Our audit committee consists of Ms. Liu and Messrs. Goldman and Slavich, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Goldman serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting to the full board of directors; and

•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Compensation Committee

Our compensation committee consists of Ms. Liu and Messrs. Goldman and Wang, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

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

Governance and Nominating Committee

Our governance and nominating committee consists of Ms. Liu and Messrs. Slavich and Wang, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The governance and nominating committee is responsible for, among other things:

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareowners, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or President. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Current Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Xianfu Han. Mr. Han has extensive senior management experience in the industry in which we operate, having served as our Chief Executive Officer and Chairman since September 2008 and as the Chairman of Xin Ao since 2003. Mr Han has over 25 years of management experience in the building material industry, and has worked extensively with various governmental agencies on behalf of our industry in Beijing.

Weili He. Mr. He has extensive experience in the concrete and construction industry, and as specific expertise in strategic planning and plant management and operation,

Jeremy Goodwin. Mr. Goodwin brings to the Board a high level of financial literacy and sophistication, and extensive financial and capital markets experience, including M&A, debt and equity financings, restructuring and business expansion. In addition, Mr. Goodwin has worked extensively on multi-national transactions.

Denis Slavich. Mr. Slavich brings to the Board almost 35 years of experience in the areas of engineering, management and finance. Mr. Slavich has served in both chief executive and chief financial officer positions, and has a high level of financial literacy and sophistication.

Sean Wang. Mr. Wang has over 20 years of management and finance experience working with both U.S. and China-based companies, and has a high level of financial literacy and sophistication.

Larry Goldman. Mr. Goldman has extensive experience in both auditing and consulting with Chinese public companies, working in the Asian marketplace for over 10 years. Mr. Goldman serves as the audit committee chairman of four other public companies and has a high level of financial literacy and sophistication, and extensive knowledge of U.S. GAAP.

Jing Liu. Ms. Liu brings to the Board extensive experience in finance and banking, particularly within the PRC. Ms. Liu has passed both the Charter Financial Analyst and Financial Risk Manager exams, and has a high level of financial literacy and sophistication.

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

Code of Business Conduct and Ethics

We currently DO have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2008 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2010 and 2009.

Name and Principal Position (1)	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xianfu Han	2009	140,000	-	-	-	-	-	-	140,000
Chairman and CEO (2)	2010	140,000	-	-	-	-	-	-	140,000
Weili He,	2009	109,342	-	-	-	-	-	-	109,342
Vice Chairman and COO	2010	109,342	-	-	-	-	-	-	109,342

(1)
While our president and chief financial officer, Jeremy Goodwin has an employment agreements which provide for compensation in excess of $100,000, his actual paid salary through the fiscal years ended June 30, 2009 or 2010 respectively were not in excess of $100,000.

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

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the 2009 and 2010 fiscal years, only one member of our board of directors received any compensation solely for service as a director during fiscal year 2009.

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

The following table sets forth, as of August 26, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner		Beneficial Ownership	Class (1) (2)
	Officers and Directors
Xianfu Han (3)	Chairman and CEO	5,285,750	30.1%
Weile He (4)	Vice Chairman and COO	3,523,833	20.1%
Jeremy Goodwin*	President and CFO	12,500	-
Sean Wang*	Director	7,500	-
Denis Slavich*	Director	7,500	-
Larry Goldman*	Director	7,500	-
Jing Liu*	Director	2,500	-
All officers and directors as a group (7 persons named above)		8,847,083	50.2%
	5% Security Holders
Xianfu Han (3)	Chairman and CEO	5,285,750	30.1%
Weile He (4)	Vice Chairman and COO	3,523,833	20.1%
*Less than 1%

(1)	As of the close of business on September 24, 2010, there were 17,572,104 shares of our common stock outstanding.

(2)
In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days of August 20, 2010 upon exercise of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on August 20, 2010 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on August 20, 2010, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008 and American Stock Transfer & Trust Company, or AST, whereby 3,000,000 shares of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 3,000,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 3,000,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(4)
On June 11, 2008, Mr. He entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008 and American Stock Transfer & Trust Company, or AST, whereby 2,000,000 shares of the Company’s common stock owned by Mr. He were placed into escrow, with AST appointed as the escrow agent. The 2,000,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. He if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. He maintains voting power over all 2,000,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since the beginning of the last fiscal year, there have not been any transaction, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

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

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2010 and for fiscal year ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2010	June 30, 2009
Audit Fees	$100,000	$100,000
Interim Financial Review Fees	60,000	60,000
Tax Fees	11,000	-
All Other Fees	61,090	14,835
Total	$232,090	$174,835

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
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Common Stock Purchase Warrant	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Form of Placement Agent Stock Purchase Warrant	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.10	2009 Equity Incentive Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.

10.11	Form of Subscription Agreement with Chinese Investors	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2009.

10.12	Director Agreement, dated August 15, 2009, between the Company and Denis Slavich.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

10.13	Director Agreement, dated August 15, 2009, between the Company and Sean Wang.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

10.14	Director Agreement, dated August 15, 2009, between the Company and Larry Goldman.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

23.1	Consent of Frazer Frost, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	✓

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	✓

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2010 AND 2009

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Advanced Construction Materials Group, Inc

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. China Advanced Construction Materials Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two- year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/ Frazer Frost, LLP

Brea, California
September 28, 2010

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$3,300,820	$3,634,805
Restricted cash	57,580	453,192
Marketable securities	-	71,880
Notes receivable	-	10,799
Accounts receivable, net of allowance for doubtful accounts of $456,085 and $120,986, respectively	36,072,691	11,815,402
Inventories	2,164,769	1,216,014
Other receivables	1,416,653	3,845,186
Prepayments	2,821,687	4,255,326
Total current assets	45,834,200	25,302,604

PLANT AND EQUIPMENT, net	26,488,354	22,089,717

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $4,607 and $328,563 respectively	364,371	4,132,706
Deferred tax assets	127,741	-
Advances on equipment purchases	8,382,383	-
Long term prepayments	4,414,391	4,794,746
Total other assets	13,288,886	8,927,452

Total assets	$85,611,440	$56,319,773

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans	$-	$4,512,200
Accounts payable	16,473,080	10,722,741
Customer deposits	711,219	-
Other payables	329,136	352,880
Other payables - shareholders	772,644	806,946
Accrued liabilities	1,652,751	593,057
Taxes payable	1,569,914	3,048,179
Total current liabilities	21,508,744	20,036,003

OTHER LIABILITIES
Warrants liabilities	2,920,520	-
Total liabilities	24,429,264	20,036,003

COMMITMENTS AND CONTINGENCIES (Note 19)

REDEEMABLE CONVERTIBLE PREFERRED STOCK ($0.001 par value, no share outstanding as of June 30, 2010 and 851,125 shares issued and outstanding as of June 30, 2009), net of discount for the amount of $0 and $567,581 as of June 30, 2010 and 2009, respectively	-	6,241,419

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no share outstanding as of June 30, 2010 and 851,125 issued and outstanding as of June 30, 2009, and classified outside shareholders' equity (see above), liquidation preference of $8.00 per share and accrued dividends as of
June 30, 2010 and 2009	-	-

Common stock, $0.001 par value, 74,000,000 shares authorized, 17,467,104 and 10,595,500 shares issued and outstanding as of June 30, 2010 and 2009, respectively	17,467	10,596
Paid-in-capital	33,720,762	12,987,417
Contribution receivable	-	(1,210,000)
Retained earnings	19,912,444	12,783,892
Statutory reserves	4,511,520	2,765,179
Accumulated other comprehensive income	3,019,983	2,705,267
Total shareholders' equity	61,182,176	30,042,351
Total liabilities, redeemable preferred stock and shareholders' equity	$85,611,440	$56,319,773

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
REVENUE
Sales of concrete	$70,579,631	$28,118,492
Manufacturing services	15,654,659	7,053,728
Technical services	4,889,460	1,924,089
Mixer rental	1,208,618	2,618,493
Others	708,479	-
Total revenue	93,040,847	39,714,802

COST OF REVENUE
Concrete	64,624,134	20,657,312
Manufacturing services	8,261,407	2,768,255
Technical services	320,835	147,418
Mixer rental	151,456	945,057
Others	346,869	-
Total cost of revenue	73,704,701	24,518,042

GROSS PROFIT	19,336,146	15,196,760

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,439,579	1,717,794

INCOME FROM OPERATIONS	13,896,567	13,478,966

OTHER (EXPENSE) INCOME, NET
Other subsidy income	4,881,152	2,109,290
Realized gain from sales of marketable securities	27,079	-
Non-operating (expense) income, net	(120,060)	(602,020)
Change in fair value of warrant liability	(2,488,959)	-
Interest income	9,001	-
Interest expense	(23,834)	(802,650)
TOTAL OTHER INCOME, NET	2,284,379	704,620

INCOME BEFORE PROVISION FOR INCOME TAXES	16,180,946	14,183,586

PROVISION FOR INCOME TAXES	3,174,551	2,115,097

NET INCOME	13,006,395	12,068,489

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	(955,557)	(1,229,473)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	12,050,838	10,839,016

RECONCILIATION OF COMPREHENSIVE INCOME:
Net Income	13,006,395	12,068,489
Unrealized loss from marketable securities	-	20,605
Foreign currency translation adjustment	335,321	86,196

COMPREHENSIVE INCOME	$13,341,716	$12,175,290

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	13,456,134	10,526,719
Diluted	16,521,296	14,032,479

Earnings per share:
Basic	$0.90	$1.03
Diluted	$0.79	$0.86

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional			Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution	Deferred		Statutory	other comprehensive
	of shares	amount	capital	receivable	Compensation	Unrestricted	reserves	income	Total

BALANCE, June 30, 2008	10,525,000	$10,525	$12,722,260	$(1,210,000)	$(27,708)	$3,257,276	$1,452,779	$2,598,466	$18,803,598

Dividends on redeemable preferred stock						(628,505)			(628,505)
Accretion of discount on redeemable preferred stock						(600,968)			(600,968)
Stock based compensation			107,477						107,477
Forfeited stock compensation	(25,000)	(25)	(33,225)		27,708				(5,542)
Preferred stock converted to common stock	95,500	96	190,905						191,001
Net income						12,068,489			12,068,489
Adjustment to statutory reserve						(1,312,400)	1,312,400		-
Unrealized gain on marketable securities								20,605	20,605
Foreign currency translation gain								86,196	86,196

BALANCE, June 30, 2009	10,595,500	$10,596	$12,987,417	$(1,210,000)	$-	$12,783,892	$2,765,179	$2,705,267	$30,042,351

Cumulative effect of reclassification of warrants			(1,371,280)			(1,965,945)			(3,337,225)
BALANCE, June 30, 2009, as adjusted	10,595,500	$10,596	$11,616,137	$(1,210,000)	$-	$10,817,947	$2,765,179	$2,705,267	$26,705,126

Dividends on redeemable preferred stock						(387,977)			(387,977)
Accretion of discount on redeemable preferred stock						(567,580)			(567,580)
Stock based compensation			595,888						595,888
Issuance of Common Stock for cash at $2.3, net of offering cost	650,988	651	1,496,591						1,497,242
Issuance of Common Stock for cash at $4.6, net of offering cost	2,300,000	2,300	9,617,552						9,619,852
Conversion of redeemable preferred stock into common stock	3,367,000	3,367	6,730,632						6,733,999
Conversion of warrants into common stock	480,286	480	3,476,535						3,477,015
Option exercised	73,330	73	187,427						187,500
Dividends paid to shareholders and contributed as share capital				1,210,000		(1,210,000)			-
Net income						13,006,395			13,006,395
Adjustment to statutory reserve						(1,746,341)	1,746,341		-
Gain realized on marketable securities								(20,605)	(20,605)
Foreign currency translation gain								335,321	335,321

BALANCE, June 30, 2010	17,467,104	$17,467	$33,720,762	$-	$-	$19,912,444	$4,511,520	$3,019,983	$61,182,176

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,006,395	12,068,489
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,924,616	2,184,462
Stock-based compensation expense	595,888	107,477
Bad debt expense	8,651	(189,052)
Change in fair value of warrants	2,488,959	-
Realized gain on sale of marketable securities	(27,079)	-
Changes in operating assets and liabilities
Note receivable	10,811	-
Accounts receivable	(28,605,681)	(13,681,007)
Inventories	(938,086)	(977,200)
Other receivables	2,439,020	(3,347,936)
Prepayments	1,450,571	419,258
Deferred tax assets	(127,194)	-
Long term prepayments	370,275	179,463
Accounts payable	5,633,766	4,403,314
Customer deposits	708,177	(166,114)
Other payables	148,264	97,849
Accrued liabilities	1,208,647	291,597
Taxes payable	(1,488,516)	1,970,528
Net cash (used in) provided by operating activities	(192,516)	3,361,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	78,413	-
Advanced for equipment purchase	(4,495,436)	-
Purchase of property, plant and equipment	(2,682,293)	(1,771,915)
Net cash used in investing activities	(7,099,316)	(1,771,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	190,670	8,247,950
Payments of short term loan	(4,699,119)	(8,024,538)
Payment to shareholder for rent	(207,906)	(73,889)
Restricted cash	395,612	459,900
Payment to redeem preferred stock	(75,000)	-
Proceeds from issuance of options	187,500	-
Proceeds from issuance of warrants	571,351	-
Proceeds from issuance of common stock, net of offering costs	11,117,094	-
Preferred dividends paid	(543,631)	(472,851)
Net cash provided by financing activities	6,936,571	136,572

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	21,276	(1,475)

NET (DECREASE) INCREASE IN CASH	(333,985)	1,724,310

CASH, beginning of year	3,634,805	1,910,495

CASH, end of year	$3,300,820	3,634,805

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Advances on equipment purchase offset by Accounts Payable	$(628,946)	$-
Advances on equipment purchase paid by transferring of Accounts Receivable	$(4,113,869)	$-
Fixed assets additions paid by transferring of Accounts Receivable	$(4,168,188)	$(5,703,245)
Accretion of discount on redeemable preferred stock	$567,580	$600,968

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” or the “Company”) was incorporated in the State of Delaware on February 15, 2007. The Company, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”).

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China for consulting, concrete mixing and equipment rental services. They are Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”) and Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian Heng Xin Technology Co., Ltd (Heng Xin). Total registered capital for thesefivesubsidiaries is approximately $2.1 million (RMB 14 million) and the purpose of these new subsidiaries is to support the Company’s future growth.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Principles of consolidation

The consolidated financial statements reflect the activities of the following subsidiaries andVIEs. All material intercompany transactions have been eliminated.

	Place incorporated	Ownership percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

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

ASC 810 addresses whether certain types of entities referred to as variable interest entities (“VIEs”) should be consolidated in a company’s consolidated financial statements.

Based upon a series of Contractual Arrangements, The Company determined that Xin Ao and its subsidiariesareVIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao and its subsidiaries are consolidated into the financial statements of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30, 2010	June 30, 2009
Current assets	$44,161,471	$24,769,527
Property, plant and equipment	25,891,066	22,089,717
Other noncurrent assets	9,029,763	8,927,452
Total assets	79,082,300	55,786,696
Liabilities	(20,486,646)	(19,062,845)
Intercompany payables*	(39,124,318)	(20,554,895)
Total liabilities	(59,610,964)	(39,617,740)
Net assets	$19,471,336	$16,168,956

* Payables to China - ACMH and BVI-ACMH are eliminated upon consolidation.

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

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $3,019,983 and $2,705,267 as of June 30, 2010 and 2009, respectively. Asset and liability accounts at June 30, 2010 and 2009 were translated at RMB 6.81 and RMB 6.83 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for years ended June 30, 2010 and 2009 were RMB 6.84 and RMB 6.83 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for theyearsended June 30, 2010 and 2009.

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

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 to August 2009 and a two year extension on the VAT tax exemption from June 2009 to June 2011. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

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

Contingencies

From time to time, the Company may be subject to proceedings, lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome and the amount of the loss can be reasonably estimated. Legal expenses incurred related to loss contingencies are classified as general and administrative expenses in the period incurred. No significant legal expenses related to any potential loss contingencies have been incurred during the years ended June 30, 2010 and 2009.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by the accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the CRR Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010.

	Carrying Value at June 30, 2010	Fair Value Measurement at June 30, 2010
		Level 1	Level 2	Level 3
Derivative liability - warrants	$2,920,520	$-	$2,920,520	$-

Other than the derivative liability - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with the accounting standard.

Stock-based compensation

The Company records stock-based compensation expense pursuant to accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Concentration of risk

Cash - Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and US bank accounts. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. As of June 30, 2010 and 2009, the Company had deposits in excess of federally insured limits totaling $2,340,854 and $3,634,805, respectively. Also, as of June 30, 2010 and 2009, the Company held $57,580 and $453,192 in restricted cash in a corporate legal counsel’s trust accountrespectively, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis. The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers –For the years ended June 30, 2010 and 2009, no customer was over 10% of the company's total sales. As of June 30, 2010 and 2009, there was no customer over 10% of the company’s account receivable balance.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major suppliers – For the year ended June 30, 2010, one supplier accounted for 14% of the company's total purchases. For the year ended June 30, 2009, no supplier accounted for more than 10% of the company's total purchases. As of June 30, 2010, no supplier accounted for more than 10% of the Company’s accounts payable balance. As of June 30, 2009, one supplier accounted for 16% of the Company’s accounts payable balance.

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

Restricted cash

Restricted cash represents a portion of the proceeds received from the June 11, 2009, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2010 and 2009, the Company determined no reserves for obsolescence were necessary.

Prepayments and advances

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in and outside of Beijing. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterments to property and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. For the years ended June 30, 2010 and 2009, no material interest was capitalized into construction in progress.

The Company recognizes an impairment loss when estimated cash flows estimated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of June 30, 2010 and 2009.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of June 30, 2010, management believes there was no impairment.

Redeemable convertible preferred stock

On June 11, 2008, the Company completed the sale to certain accredited investors of 875,000 investment units for gross proceeds of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pays annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received net proceeds of approximately $5.3 million after offering expenses and net of $930,000 restricted cash which was required to be placed in escrow. Upon the two year anniversary of the closing date, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $8.00 per share plus accrued but unpaid dividends. Because the Company was required to redeem the preferred stock on June 11, 2010, if it has not been previously converted by the holders, in accordance with the accounting standard, the preferred stock is classified outside of shareholders’ equity. As of June 30, 2010, all redeemable convertible preferred stock has been converted or redeemed. See Note 12 for detail.

In accordance with an accounting standard regarding debt with conversion and other options, the Company allocated the proceeds received between the preferred stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was higher than the market price at the date of issuance, and therefore, no beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

Income taxes

The Company accounts for income taxes in accordance with the accounting standards, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of June 30, 2010 and2009 from its US operation, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the years ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company’ VIE entities have cumulative undistributed earnings of approximately $29.5 million and $14.8 million as of June 30, 2010 and 2009, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and has incurred net operating losses of $742,000 for income tax purposes for the year ended June 30, 2010, which excludes $595,858 stock based compensation expenses and change in fair value of warrant liabilities of $2,488,959. The cumulative net operating loss carry forwards for United States income taxes amounted to $986,467.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the year ended June 30, 2010 was an increase of approximately $252,280. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Chinese income taxes

China-ACMH and VIEs are governed by the income tax laws of the PRC concerning FIEs, Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

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

PRC laws require that before a FIE can legally distribute profits to its shareholders, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserve includes the surplus reserve fund, the common welfare fund, and represents restricted retained earnings, see note 14 for further discussion.

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. The Company had deferred tax assets of $127,741 and $0 as of June 30, 2010 and 2009 from its Chinese operations, respectively.  The deferred tax asset balance was acquired by the VIE entity’s (XinAo) operating station through the four-year operating lease agreement (see Note 17), which says the leasor, as part of the lease agreement, would transfer its own operating loss carry forward to VIE entity to offset the net income from the station. The net operating loss carry forward resulted in $668k of deferred tax assets on the VIE entity’s book and the effective rental payment was therefore reduced by the same amount. As of June 30, 2010, $540k of the deferred tax assets had been used to offset the tax liability. The remaining amount, $128k, is expected to be applied against future tax liability by the end of the calendar year 2010.

The deferred tax assets and allowance are as followed:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

China ACM
Deferred tax assets, July 1, 2008	$-
NOL	244,467
Income tax rate	34%
Deferred tax assets	83,119
Allowance	(83,119)
Deferred tax assets, June 30, 2009	-
NOL	742,000
Income tax rate	34%
Deferred tax assets	252,280
Allowance	(252,280)
Deferred tax assets, June 30, 2010	$-

XinAo
Deferred tax assets, July 1, 2008	$-
NOL	-
Deferred tax assets, June 30, 2009	-
NOL acquired from Xin Ao’s station through rental agreement	2,671,644
Current year’s net income from the station	(2,160,680)
NOL as of June 30, 2010	510,964
Tax rate for such station	25%
Deferred tax assets, June 30, 2010	$127,741

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the years ended June 30, 2010 and 2009, respectively.

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption from August 2005 through to August 2009 and another two-year extension from June 2009 through June 2011.

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses for the year ended June 30, 2010 were $121,762. The Company did not incur significant research and development expense for the year ended June 30, 2009.

Earnings per share

The Company reports earnings per share in accordance with the accounting standards, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options and convertible preferred stock, to issue common stock were exercised and converted into common stock. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive income

The accounting standard for reporting and display of comprehensive income and its components in its financial statementrequires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same providence as other financial statements. The accompanying consolidated financial statements include the provision of this accounting standard, and therefore, comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies thatthe stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividendand included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December, 2009, FASB issued ASU No. 2009-17,Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2010 and 2009, the Company paid interest in the amount of $119,122and $802,804, respectively.

Cash payments for income taxes for the years ended June 30, 2010 and 2009 were $4,150,487and $152,350, respectively.

Non-cash transactions in the years ended June 30, 2010 and 2009

For the years ended June 30, 2010 and 2009, the accretion of the discount on redeemable preferred stock amounted to approximately $567,580 and $600,968, respectively, and hasbeen included in the consolidated statements of shareholders’ equity.

For the year ended June 30, 2010, 215,562 shares of warrants were converted into 242,221 shares of common stock by the exercise of such warrants on a cashless basis. For the year ended June 30, 2009, no warrant was converted.

For the year ended June 30, 2010, 841,750 shares of redeemable convertible preferred stock were converted into 3,367,000 shares of common stock on a cashless basis. For the year ended June 30, 2009, 23,875 shares of redeemable convertible preferred stock were converted into 95,500 shares of common stock on a cashless basis.

Note 4 – Marketable securities

Marketable securities are the mutual fund that XinAo purchased from CYJA Allianz Fund. All securities are available for sale and therefore are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on marketable securities are included in other income or expense in the period they incurred, and when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of marketable securities are determined using the specific-identification method. On December 21, 2009, the Company sold marketable securities at a total cash value of  $78,413 and a gain of $27,079 was recorded as realized gain.

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

As of June 30, 2010 and 2009, accounts receivable and allowance for doubtful accounts consisted of the following:

	2010	2009
Accounts receivable, current	$36,528,776	$11,936,388
Less: allowance for doubtful accounts, current	(456,085)	(120,986)
Net accounts receivable, current	36,072,691	11,815,402

Accounts receivable, non-current	368,978	4,461,269
Less: allowance for doubtful accounts, non-current	(4,607)	(328,563)
Net accounts receivable, non-current	364,371	4,132,706

Total accounts receivable, net	$36,437,062	$15,948,108

The following table consists of allowance for bad debts:

Allowance for bad debts, current as July1, 2008	$224,924
Recovery of accounts receivable	(104,863)
Effect of foreign currency translation	925
Allowance for bad debt, current as June 30, 2009	120,986
Reclassified from non-current	325,222
Bad debt expense	7,786
Effect of foreign currency translation	2,091
Allowance for bad debt, current as June 30, 2010	$456,085

Allowance for bad debts, non-current as July 1, 2008	$411,061
Recovery of accounts receivable	(84,189)
Effect of foreign currency translation	1,691
Allowance for bad debt, non-current as June 30, 2009	328,563
Reclassified to current	(325,222)
Bad debt expense	865
Effect of foreign currency translation	401
Allowance for bad debt, non-current as June 30, 2010	$4,607

Note 6 – Plant and equipment

Plant and equipment consist of the following as of June 30, 2010 and 2009:

	2010	2009
Transportation equipment	$20,502,987	$20,375,873
Plant and machinery	13,615,455	6,246,380
Buildings	123,702	-
Office equipment	125,550	95,556
Construction-in-progress	3,089,785	3,369,500
Total	37,457,479	30,087,309
Less: accumulated depreciation	(10,969,125)	(7,997,592)
Plant and equipment, net	$26,488,354	$22,089,717

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

Construction of some of the new portable mixing stations was completed and approximately $6.45 million was transferred to fixed assets during the year ended June 30, 2010.

Depreciation expense for the years ended June 30, 2010 and 2009 amounted to $2,924,616 and $2,184,462 respectively.

Note 7 – Prepayments (short-term and long-term)

Short-term prepayments are primarily comprised of short-term portion of the factory rental prepayments the Company made (see Note 17 for more information on the factory rental) and advances oninventory purchases. Short-term prepayments as of June 30, 2010 and 2009 consisted of the following:

	2010	2009
Advances on inventory purchases	$691,364	$2,431,401
Current portion of rent prepayments	2,112,823	1,823,925
Others	17,500	-
Total short-term prepayments	$2,821,687	$4,255,326

Long-term prepayments represents the long-term factory rental prepayments the Company has made. As of June 30, 2010 and 2009, the Company prepaid $4,414,391 and $4,794,746 long-term prepayment, respectively.

Note 8 – Short term loans

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of June 30, 2010 and 2009, the outstanding balances on these loans were $0 and $4,512,200, respectively, and these loans consisted of the following:

	2010	2009
Loan from Beijing International Trust Co, Ltd. interest rate of 15% per annum, due July 15, 2009, guaranteed by Rayland Credit Guarantee Co. Ltd., paid off in July 2009	$-	$4,395,000

Loan from anemployee, effective interest rate of 20% per annum, due upon demand, unsecured.	-	117,200

Total short term loans	$-	$4,512,200

Interest expense on short-term loans for the years ended June 30, 2010 and 2009 amounted to $23,834 and $802,804, respectively.

Note 9 –Derivative liability

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

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2009. On July 1, 2009, the Company reclassified from paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $2,920,520 on June 30, 2010. The Company recognized a $2,488,959 loss from the change in fair value for theyear ended June 30, 2010, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the CRR Binomial Model using the following assumptions:

	June 30, 2010	July 1, 2009
Annual dividend yield	-	-
Expected life (years)	3.00	4.00
Risk-free interest rate	0.98%	2.07%
Expected volatility	80%	75%

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

Note 10– Related party transactions

Other payables – shareholders

Beginning in July 2007, Mr. He Weili, a 20.10% shareholder, leased office space to the Company at approximately the current fair market value from July 2009 to June 2010 with annual payments of $172k. For the years ended June 30, 2010 and 2009, the Company recorded rent expense from the shareholder in the amount of approximately $173k for each year. As of June 30, 2010 and 2009, approximately $22k and $56k, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 30.1% and 20.1% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of June 30, 2010 and 2009 is as follows:

	2010	2009
Han Xianfu, shareholder	$450,540	$450,550
He Weili, shareholder	322,104	356,396
Total other payable – shareholders	$772,644	$806,946

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other receivable

Monies were advanced to an entity that was in part formerly owned by Mr. He Weili. Prior to the reverse acquisition, the Company and this related entity were engaged in joint contracts, business licenses, and other partnership agreements. Pursuant to the reverse acquisition, the Company and this related entity began separate operations and the process of obtaining separate contracts, business licenses, and other partnership agreements were initiated. To date, the Company and this related entity are finalizing the aforementioned process of obtaining separate contracts, business licenses, and agreements.

Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts. For the years ended June 30, 2010 and 2009, the Company advanced approximately $6.75 million and $13 million to this entity, and the whole amounts were fully repaid during the year. As of June 30, 2010 and 2009, there is no outstanding balance due from the related party.

As of June 30, 2010, other receivables mainly includes advances to employees, monies to another entity, receivables from insurance company, VAT tax refund and other deposits paid.The Company paid VAT tax of approximately $536k during the year ended June 30, 2010 whilewaiting for VAT tax exemption extension and the amount paid is now due for a refund from the local tax authority. Monies advanced to other entities, employees, and auction deposit amounted to $0.88 million as of June 30, 2010.

As of June 30, 2009, other receivables consisted of receivables that were factored to a trust company, employee advances, station advances, and bidding deposits. For the fiscal year ended June 30, 2009, the Company had a factoring agreement with a third party unrelated trust company wherein it transferred its receivables for cash during the fourth quarter of 2009. As of June 30, 2009, the Company had not collected $3.6 million from the trust company and recorded the uncollected balances as other receivable. The Company received payment from the trust company on its remaining balances in July 2009. Monies advanced to other entities, employees, and auction deposit amounted to $0.28 million as of June 30, 2009.

Note 11– Income taxes

Corporate income taxes for China

Companies, established before March 16, 2007, will continue to enjoy tax holiday treatment approved by the local Chinese government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires. Xin Ao had received its tax holiday treatment until December 2007. During the fourth quarter of the last year, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As a result of this certification, Xin Ao's effective income tax rate for China has been reduced to 15% from 25%. The new tax rate will be retroactive to January 1, 2009 and will be effective for three years, through December 31, 2011.

Xin Ao was granted income tax exemption from January 1, 2003 to March 31, 2007. Beginning on January 1, 2009, Xin Ao and its subsidiaries were subject to an EIT rate of 25%. Xin Ao was granted a 10% tax deduction on 90% of the total sales revenue by the local authority due to XinAo’s utilization of recycled raw materials. Beginning on January 1, 2009, Xin Ao and its subsidiaries were subject to an EIT rate of 15%. For the years ended June 30, 2010 and 2009, the provision for income taxes amounted to $3,174,551 and $2,115,097, respectively.

The estimated tax savings for the years ended June 30, 2010 and 2009 amounted to $1,961,136 and $1,694,677, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.90 to $0.75 for the year ended June 30, 2010, and $1.03 to $0.87 for the year ended June 30, 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for theyears ended June 30, 2010 and 2009:

	2010		2009
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34)%		(34)%
China income taxes	25%		25%
China income tax exemption	(10)%		(10)%
Other	4%	(a)	-
Effective income tax rates	19%		15%

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)The 4% represents expenses (such as change in fair value of warrants in the amount of $2,488,959 and certain expenses in the amount of $1,385,471 incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the year ended June 30, 2010.

Taxes payable consisted of the following:
	2010	2009
Income taxes payable	$1,536,610	$3,039,905
Other taxes payables	33,304	8,274
Total taxes payable	$1,569,914	$3,048,179

Note 12– Shareholders’ equity

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

The Company received net proceeds of approximately $5,223,291 with $930,000 in an escrow and after payment of certain fees and expenses. $497,500 was paid to Maxim Group LLC (“Maxim”) who served as the placement agent for the transaction, $9,500 was paid to American Stock Transfer & Trust Company as a transfer agent fee, $60,000 was paid to the attorney, and $45,000 was paid for a finance fee for the purchasers in connection with the transaction. These offering costs approximating $602,500 were charged topaid-in capital. The allocation of the proceeds from the investment to a relative fair value basis resulted in the allocation of $5,798,000 to the Series A Preferred and $1,202,000 to the warrants.

The following is a summary of the Redeemable Convertible Preferred Stock issued and redeemed net of discount at June 30, 2010 and 2009:

	2010	2009
Numbers of Redeemable Convertible Preferred shares outstanding in the beginning of the fiscal year	851,125	875,000
Redeemable Convertible Preferred shares converted to Common share and redeemed during the fiscal year	(851,125)	(23,875)
Current Redeemable Convertible Preferred shares outstanding	-	851,125
Per share conversion price from Redeemable Convertible Preferred shares to Common share	$8	$8
Current Redeemable Convertible Preferred Stock outstanding before discount	$-	$6,809,000
Discount on Redeemable Convertible Preferred shares outstanding	$-	$(567,581)
Total Current Redeemable Convertible Preferred stocks net of discount	$-	$6,241,419

The Company also issued to the placement agent a warrant to purchase an aggregate of 245,000 shares of common stock with an exercise price of $2.40 per share with a term of five years. The warrants are exercisable on a cashless basis, in whole or in part, at an exercise price equal to $2.40 per share. The Company may call the warrants for redemption at any time after the warrants become exercisable (i) at a price of $0.01 per warrant; (ii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iii) if, and only if, the last sale price of the common stock equals or exceeds $5.00 per share, for any twenty (20) trading days within a thirty (30) consecutive trading day period ending on the third business day prior to the notice of redemption to warrant holders.

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

Following is a summary of the status of warrants outstanding:

Outstanding Common Stocks Underlying Warrants
	Number	Average Remaining Contractual Life
US$2.40	678,875	2.94 years

Following is a summary of the warrant activity:

Number of Common stock underlying Warrants
Outstanding as of June 30, 2008	1,995,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	1,995,000
Granted	-
Forfeited	-
Exercised	(637,250)
Outstanding as of June 30, 2010 (unaudited)	1,357,750

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

On March 1, 2010, the Company closed an offering of 2,000,000 shares of its common stock, at a price of $4.6 per share, less 1% underwriting commission. The Company received net proceeds of approximately $8.4 million after deducting a total of $0.82 million underwriting commission, legal counsel, and other expenses directly related to the offering. Also, the Company issued an additional 300,000 shares of common stock to cover over-allotments on March 22, 2010 and received net proceeds of $1.2 million less $0.14 million underwriter commission and other direct expenses.

Employee Stock Options

On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement. As of June 30, 2010, all of the 50,000 options have been fully vested.

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

In January, 2010, the Company appointed a new CFO who is also the President of the Company. In connection with his services, the Company granted 12,500 option vesting on February 23, 2010 with an exercise price of $4.64, 35,000 share options vesting on March 5, 2010 with an exercise price $5.38, 15,000 option vesting on June 30, 2010contingent upon a performance condition and exercise price at $5.38, and 50,000 options vesting on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of June 30, 2010, the 15,000 and 50,000 contingent options were forfeited due to failure to meet performance condition.

The Company valued the stock options by the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the option activity:
	Number of options	Intrinsic Value
Outstanding as of June 30, 2008	-
Granted	250,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	250,000
Granted	112,500
Forfeited	(165,000)
Exercised	(100,000)
Outstanding as of June 30, 2010	97,500	$-

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding options			Exercisable options
		Average			Weighted
		remaining	Average		average
Average		contractual life	Exercise		exercise
Exercise price	Number	(years)	price	Number	price
$2.90	50,000	8.27	$2.90	50,000	$2.90
$4.64	12,500	9.76	4.64	12,500	4.64
$5.38	35,000	9.76	5.38	35,000	5.38

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009, the Company recognized approximately $327,738 and $107,000, respectively, as compensation expenses for its stock option plan.

Restricted Stock Awards

Restricted stocks awarded are measured based on the market price on the grant date. The Company has awarded restricted shares of common stocks to the board of directors, senior management, and consultant. The Company granted 100,000 shares of restricted stock and recognized $268,150 of related compensation expense during the year ended June 30, 2010. The Company did not grant restricted stock during the year ended June 30, 2010. As of June 30, 2010, the Company had unrecognized share-based compensation cost of $194,530 associated with these awards. Following is a summary of the restricted stock awards for the year ended June 30, 2010

Nonvested as of June 30, 2009	-
Granted	100,000
Vested	37,500
Nonvested as of June 30, 2010	62,500

Note 13– Contribution receivable

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

Note 14– Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2010, the Company is required to reserve $12 million to the statutory reserves.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15–Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2010 and 2009:

	2010	2009
Basic earnings per share
Net income available to common shareholders	$12,050,838	$10,839,016
Weighted average shares outstanding-Basic	13,456,134	10,526,719
Earnings per share-Basic	$0.90	$1.03

Diluted earnings per share
Net income available to common shareholders	$12,050,838	$10,839,016
Add: Dividends on preferred stock	387,977	628,505
Add: Accretion on preferred stock	567,580	600,968
Net income for diluted EPS	$13,006,395	$12,068,489

Weighted average shares outstanding-Basic	13,456,134	10,526,719
Restricted stock	37,500	-
Warrants and options	854,190	14,671
Preferred stock	2,173,472	3,491,089

Weighted shares outstanding-Diluted	16,521,296	14,032,479
Earnings per share-Diluted	$0.79	$0.86

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of June 30, 2010, 865,625 shares preferred stock had been converted into 3,462,500 of common stock and 9,375 shares of preferred stock had been redeemed for $75,000. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period. For the years ended June 30, 2010 and 2009, total dividend and accretion were $955,557 and $1,229,473, respectively. For year ended June 30, 2010, 441,125 warrants were converted into 480,286 shares of common stock. For the year ended June 30, 2010, 678,875 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 831,709 shares of common stocks.

Note 16– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $156,000 and $81,000 for the years ended June 30, 2010 and 2009, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party from October 1, 2008 to September 30, 2013 with annual payments of $197k. Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2010 to June 2011 with annual payment of $172k. The rent is valued at fair value from the main property management.

The Company entered into three five-year and one four-year operating lease agreements during the fourth quarter of 2009. The lease payments are for four manufacturing plants with various unrelated parties for a total monthly payment of $213k. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors as the Company believes that a lump-sum pre-payment from aging receivable in exchange for agreeing to no increase in the future lease will benefit its future operation.

Total operating lease expense for the years ended June 30, 2010 and 2009 was $2,725,990 and $370,513, respectively, and is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of June 30, 2010,under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2011	$601,442
2012	934,972
2013	934,972
2014	417,868
2015	-
Thereafter,	-

Note 18 — Business Segments

The Company’s operations are classified into four principal reportable segments that provide different products or services. The Companyis engaged in the business of selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation.  Separate segment is required because each business unit is subject to different production and technology strategies.

For the year ended June 30, 2010:

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Others	Corporate	Total
Net sales	$70,579,631	$15,654,659	$4,889,460	$1,208,618	$708,479	$-	$93,040,847
Depreciation	(1,032,221)	(1,693,581)	(5,232)	(151,456)	-	(42,126)	(2,924,616)
Segment profit	5,686,379	7,311,730	4,543,163	1,050,880	357,909	(5,053,494)	13,896,567
Other income (expenses)	3,942,679	939,472	-	-	-	(2,582,939)	2,299,212
Interest income	-	-	-	-	-	9,001	9,001
Interest expenses	-	-	-	-	-	(23,834)	(23,834)
Capital expenditure	(409,564)	(6,727,104)	-	-	-	(41,061)	(7,177,729)
Total assets as of June 30, 2010	$69,101,360	$15,326,776	$-	$1,183,304	$-	$-	$85,611,440

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2009:

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Others	Corporate	Total
Net sales	$28,118,492	$7,053,728	$1,924,089	$2,618,493	$-	$-	$39,714,802
Depreciation	(1,537,366)	(404,449)	(5,084)	(237,563)	-	-	(2,184,462)
Segment profit	7,249,594	4,232,395	1,762,193	1,653,732	-	(1,418,948)	13,478,966
Other income (expenses)	1,686,066	423,224	-	-	-	(602,020)	1,507,270
Interest income	-	-	-	-	-	-	-
Interest expenses	-	-	-	-	-	(802,650)	(802,650)
Capital expenditure	(4,219)	(7,381,443)	-	-	-	(53,000)	(7,438,662)
Total assets as of June 30, 2009	$41,905,192	$10,512,222	$-	$3,902,359	$-	$-	$56,319,773

Note 19– Commitments and contingencies

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

Following is the summary of the current litigation:

Beijing XinAo Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $294,600 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of June 30, 2010, the Company has factored this amount to an unrelated third party trust companyand the trust company has received the payment from Boda.

Note 20– Subsequent Events

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of June 30, 2010.

On August 18, 2010, the Company acquired a $1,474,000 (RMB10,000,000) loan from Huaxia Bank with interest rate of 5.841% per annum, due August 18, 2011, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd., Beijing Xinhang Construction Material Group Co., Ltd. and Mr. Xianfu Han, the Company's CEO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2010

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

By:	/s/ Jeremy Goodwin
Jeremy Goodwin Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xianfu Han	Chief Executive Officer and Chairman of	September 28, 2010
Xianfu Han	the Board

/s/Weili He	Vice Chairman and Chief Operating Officer	September 28, 2010
Weili He

/s/Jeremy Goodwin	President, Chief Financial Officer and Director	September 28, 2010
Jeremy Goodwin

/s/Jing Liu	Director	September 28, 2010
Jing Liu

/s/Denis Slavich	Director	September 28, 2010
Denis Slavich

/s/Sean Wang	Director	September 28, 2010
Sean Wang

/s/Larry Goldman	Director	September 28, 2010
Larry Goldman