Form 10-Q
period 2010-09-30
China Advanced Construction Materials Group, Inc
filed 2010-11-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

9 North West Fourth Ring Road Yingu Mansion Suite 1708
Haidian District Beijing, People’s Republic of China 100190
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,602,104

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

 CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

	SEPTEMBER 30,	JUNE 30,
	2010	2010
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash	$12,718,521	$3,300,820
Restricted cash	-	57,580
Accounts receivable, net of allowance for doubtful accounts of $618,170 and $456,085, respectively	51,102,000	36,072,691
Inventories	1,740,499	2,164,769
Other receivables	1,611,092	1,416,653
Prepayments	3,721,906	2,821,687
Total current assets	70,894,018	45,834,200

PLANT AND EQUIPMENT, net	28,198,369	26,488,354

OTHER ASSETS:
Accounts receivable (non-current), net of allowance for doubtful accounts of $19,119 and $4,607 respectively	1,580,474	364,371
Deferred tax assets	-	127,741
Advances on equipment purchases	5,932,144	8,382,383
Long term prepayments	4,052,422	4,414,391
Total other assets	11,565,040	13,288,886

Total assets	$110,657,427	$85,611,440

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans	$10,508,940	$-
Accounts payable	24,955,525	16,473,080
Customer deposits	1,391,144	711,219
Other payables	366,202	329,136
Other payables - shareholders	817,256	772,644
Accrued liabilities	1,892,253	1,652,751
Taxes payable	2,220,864	1,569,914
Total current liabilities	42,152,184	21,508,744

OTHER LIABILITIES
Warrants liabilities	2,766,262	2,920,520
Total liabilities	44,918,446	24,429,264

SHAREHOLDERS' EQUITY:

Common stock, $0.001 par value, 74,000,000 shares authorized, 17,584,604 and 17,467,104 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	17,585	17,467
Paid-in-capital	33,898,946	33,720,762
Retained earnings	22,856,268	19,912,444
Statutory reserves	4,876,017	4,511,520
Accumulated other comprehensive income	4,090,165	3,019,983
Total shareholders' equity	65,738,981	61,182,176
Total liabilities, and shareholders' equity	$110,657,427	$85,611,440

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUE
Sales of concrete	$25,320,947	$14,886,757
Manufacturing services	4,471,777	2,805,614
Technical services	1,159,060	1,244,895
Others	5,298	543,870
Total revenue	30,957,082	19,481,136

COST OF REVENUE
Concrete	23,508,683	14,336,716
Manufacturing services	3,217,125	1,757,167
Technical services	106,010	54,483
Others	-	45,734
Total cost of revenue	26,831,818	16,194,100

GROSS PROFIT	4,125,264	3,287,036

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,193,788	895,031

INCOME FROM OPERATIONS	1,931,476	2,392,005

OTHER INCOME (EXPENSE), NET
Other subsidy income	1,787,563	966,772
Non-operating income (expense) , net	169,227	(49,203)
Change in fair value of warrant liability	154,258	(7,273,441)
Interest income	4,929	1,497
Interest expense	(12,906)	(23,753)
TOTAL OTHER INCOME (EXPENSE), NET	2,103,071	(6,378,128)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,034,547	(3,986,123)

PROVISION FOR INCOME TAXES	726,226	536,814

NET INCOME (LOSS)	3,308,321	(4,522,937)

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	-	340,864

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	3,308,321	(4,863,801)

RECONCILIATION OF COMPREHENSIVE INCOME:
Net Income (loss)	3,308,321	(4,522,937)
Unrealized loss from marketable securities	-	(5,577)
Foreign currency translation adjustment	1,070,182	(62,431)

COMPREHENSIVE INCOME (LOSS)	$4,378,503	$(4,590,945)

EARNINGS (LOSSES) PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,518,544	10,985,405
Diluted	18,022,815	10,985,405

Earnings (Losses) per share:
Basic	$0.19	$(0.44)
Diluted	$0.18	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional		Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution		Statutory	other comprehensive
	of shares	amount	capital	receivable	Unrestricted	reserves	income	Total
BALANCE, June 30, 2009	10,595,500	$10,596	$12,987,417	$(1,210,000)	$12,783,892	$2,765,179	$2,705,267	$30,042,351

Cumulative effect of reclassification of warrants			(1,371,280)		(1,965,945)			(3,337,225)
BALANCE, July 1, 2009, as adjusted	10,595,500	$10,596	$11,616,137	$(1,210,000)	$10,817,947	$2,765,179	$2,705,267	$26,705,126

Dividends on redeemable preferred stock					(149,126)			(149,126)
Accretion of discount on redeemable preferred stock					(191,738)			(191,738)
Stock based compensation			60,155					60,155
Issuance of Common Stock for cash at $2.3, net of offering cost	650,988	651	1,496,591					1,497,242
Conversion of redeemable preferred stock into common stock	252,500	252	504,748					505,000
Conversion of warrants into common stock	51,052	51	355,775					355,826
Net loss					(4,522,937)			(4,522,937)
Adjustment to statutory reserve					(293,400)	293,400		-
Unrealized loss on marketable securities							(5,577)	(5,577)
Foreign currency translation gain							(62,431)	(62,431)

BALANCE, September 30, 2009 (unaudited)	11,550,040	$11,550	$14,033,406	$(1,210,000)	$5,660,746	$3,058,579	$2,637,259	$24,191,540

Dividends on redeemable preferred stock					(238,851)			(238,851)
Accretion of discount on redeemable preferred stock					(375,842)			(375,842)
Stock based compensation			535,733					535,733
Issuance of Common Stock for cash at $4.6, net of offering cost	2,300,000	2,300	9,617,552					9,619,852
Conversion of redeemable preferred stock into common stock	3,114,500	3,115	6,225,884					6,228,999
Conversion of warrants into common stock	429,234	429	3,120,760					3,121,189
Option exercised	73,330	73	187,427					187,500
Dividends paid to shareholders and contributed as share capital				1,210,000	(1,210,000)			-
Net income					17,529,332			17,529,332
Adjustment to statutory reserve					(1,452,941)	1,452,941		-
Gain realized on marketable securities							(15,028)	(15,028)
Foreign currency translation gain							397,752	397,752

BALANCE, June 30, 2010	17,467,104	$17,467	$33,720,762	$-	$19,912,444	$4,511,520	$3,019,983	$61,182,176

Restriced stocks issued for compensation and services	117,500	118	178,184					178,302
Net income					3,308,321			3,308,321
Adjustment to statutory reserve					(364,497)	364,497		-
Foreign currency translation gain							1,070,182	1,070,182

BALANCE, September 30, 2010 (unaudited)	17,584,604	$17,585	$33,898,946	$-	$22,856,268	$4,876,017	$4,090,165	$65,738,981

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,308,321	$(4,522,937)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	862,140	668,020
Stock-based compensation expense	178,302	60,155
Bad debt expense	167,058	100,123
Change in fair value of warrants	(154,258)	7,273,441
Changes in operating assets and liabilities
Accounts receivable	(15,630,594)	(8,261,428)
Note receivable	-	10,775
Inventories	454,016	(445,100)
Other receivables	(181,162)	3,021,495
Prepayments	(844,255)	(641,911)
Deferred tax assets	128,261	-
Long term prepayment	428,676	369,282
Accounts payable	7,967,380	4,462,894
Customer deposits	660,301	374,566
Other payables	32,377	18,317
Accrued liabilities	211,575	166,128
Taxes payable	617,851	(1,131,202)
Net cash (used in) provided by operating activities	(1,794,011)	1,522,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sales of fixed assets	648,496	-
Purchase of property, plant and equipment	(58,252)	(101,183)
Net cash provided by (used in) investing activities	590,244	(101,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	10,485,440	-
Payments of short term loan	-	(4,385,260)
Rent financed by (payment to) shareholder	43,725	(51,435)
Restricted cash	57,580	235,710
Proceeds from issuance of common stock, net of offering costs	-	1,497,242
Preferred dividends paid	-	(155,655)
Net cash provided by (used in) financing activities	10,586,745	(2,859,398)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	34,723	(8,861)

NET INCREASE (DECREASE) IN CASH	9,417,701	(1,446,824)

CASH, beginning of period	3,300,820	3,634,805

CASH, end of period	$12,718,521	$2,187,981

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” or the “Company”) was incorporated in the State of Delaware on February 15, 2007. The Company through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”).

Current developments

In March and April 2010, Beijing Xin Ao Concrete Co., Ltd. (“Xin Ao”) established five 100% owned subsidiaries in China for consulting, concrete mixing and equipment rental services. They are Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”) and Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian Heng Xin Technology Co., Ltd (Heng Xin). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and the purpose of these new subsidiaries is to support the Company’s future growth.

On September 20, 2010, the Company established a 100% owned subsidiary, Advance Investment Holdings Co., Inc. (“AIH”) in the State of Nevada.  AIH has no operations up to date.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Principles of consolidation

The consolidated financial statements reflect the activities of the following subsidiaries and variable interest entities (“VIEs). All material intercompany transactions have been eliminated.

Subsidairies and VIEs	Place of incorporated	Ownership percentage
AIH	Nevada, USA	100%
Xin Ao Construction Materials, Inc. ("BVI-ACM")	British Virgin Island	100%
Beijing Ao Hang Construction Material Technology Co., Ltd. ("China-ACMH")	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

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

ASC 810, addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements.

Based upon a series of Contractual Arrangements, The Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao and its subsidiaries are consolidated into the financial statements of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30, 2010 (Unaudited)	June 30, 2010
Current assets	$69,565,802	$44,161,471
Property, plant and equipment	27,640,275	25,891,066
Other noncurrent assets	7,201,286	9,029,763
Total assets	104,407,363	79,082,300

Liabilities	(41,274,498)	(20,486,646)
Intercompany payables*	(9,621,507)	(39,124,318)
Total liabilities	(50,896,005)	(59,610,964)
Net assets	$53,511,358	$19,471,336

* Payables to China-ACMH and BVI-ACMH are eliminated upon consolidation.

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2010 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of September 30, 2010, and our consolidated results of operations and cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM, AHI and BVI-ACM is the U.S. dollar. China-ACMH and its VIEs use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with the FASB’s guidance on foreign currency translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Accumulated other comprehensive income in the consolidated statements of shareholders’ equity amounted to $4,090,165 and $3,019,983 as of September 30, 2010 and June 30, 2010, respectively. Asset and liability accounts at September 30, 2010 and June 30, 2010 were translated at RMB 6.70 and RMB 6.81 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for three months ended September 30, 2010 and 2009 were RMB 6.78 and RMB 6.84 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three months ended September 30, 2010 and 2009.

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

Contingencies

From time to time, the Company may be subject to proceedings, lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome and the amount of the loss can be reasonably estimated. Legal expenses incurred related to loss contingencies are classified as general and administrative expenses in the period incurred. No significant legal expenses related to any potential loss contingencies have been incurred during the three months ended September 30, 2010 and 2009.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010.

	Carrying Value at September 30, 2010 (Unaudited)	Fair Value Measurement at September 30, 2010 (Unaudited)
		Level 1	Level 2	Level 3
Derivative liability – warrants	$2,766,262	$-	$2,766,262	$-

Other than the derivative liability – warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with the accounting standard.

Stock-based compensation

The Company records stock-based compensation expense pursuant to accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC Topic 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of risk

Cash – Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and US bank accounts. The Company considers all highly liquid instruments purchased with original maturities of three months or less, and money market accounts, to be cash equivalents. As of September 30, 2010 and June 30, 2010, the Company had deposits in excess of federally insured limits totaling $11,814,376 and $2,340,854, respectively.  Also, as of September 30, 2010 and June 30, 2010, the Company held $0 and $57,580 in restricted cash in a corporate legal counsel’s trust account respectively, in accordance with an agreement with investors for the restricted use of preferred stock dividend and investor relation related expenses. Nonperformance by these institutions could expose the Company to losses not covered by insurance. Management reviews the financial condition of these institutions on a periodic basis.  The Company has not incurred any losses on these accounts from nonperformance by the aforementioned institutions.

Major customers – For the three months ended September 30, 2010, one customer accounted for 13% of the company’s total sales. For the three months ended September 30, 2009, no customer accounted for more than 10% of the company’s total sales. As of September 30, 2010, one customer accounted for 10% of the company’s account receivable balance amounted to $5,140,625.

Major suppliers – For the three months ended September 30, 2010, one supplier accounted for 15% of the company’s total purchases. For the three months ended September 30, 2009, no supplier accounted for more than 10% of the company’s total purchases. As of September 30 and June 30, 2010, no supplier accounted for more than 10% of the Company’s accounts payable balance

Political and economic risks – The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environments, and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  As of September 30, 2010 and June 30, 2010, the Company determined no reserves for obsolescence were necessary.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside the current plant facility in and outside of Beijing. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterments to property and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. For the three months ended September 30, 2010 and 2009, no material interest was capitalized into construction in progress.

The Company recognizes an impairment loss when estimated cash flows estimated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of September 30, 2010 and June 30, 2010.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of September 30, 2010 and June 30, 2010, management believes there was no impairment.

Redeemable convertible preferred stock

On June 11, 2008, the Company completed the sale to certain accredited investors of 875,000 investment units for gross proceeds of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase two shares of the Company’s common stock. The preferred stock pays annual dividends of 9% regardless of the Company’s profitability. Each preferred share is convertible into four shares of common stock. The Company received net proceeds of approximately $5.3 million after offering expenses and net of $930,000 restricted cash which was required to be placed in escrow. Upon the two year anniversary of the closing date, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $8.00 per share plus accrued but unpaid dividends.  Because the Company was required to redeem the preferred stock on June 11, 2010, if it has not been previously converted by the holders, in accordance with the accounting standard, the preferred stock is classified outside of shareholders’ equity. As of June 30, 2010, all redeemable convertible preferred stock has been converted or redeemed. See Note 11 for detail.

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

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of September 30, 2010 and June 30, 2010 from its US operation, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the three months ended September 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company’ VIE entities have cumulative undistributed earnings of approximately $33.4 million and $29.5 million as of September 30, 2010 and June 30, 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and has incurred net operating losses of $253,166 for income tax purposes for the three months ended September 30, 2010, which excludes $178,302 stock based compensation expenses and gain in fair value of warrant liabilities of $154,258. The cumulative net operating loss carry forwards for United States income taxes amounted to $1,239,633.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the three months ended September 30, 2010 was an increase of approximately $86,076. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. The Company had deferred tax assets of $0 and $127,741 as of September 30, 2010 and June 30, 2010 from its Chinese operations, respectively.  The deferred tax asset balance was acquired by the VIE entity’s (XinAo) operating station through the four-year operating lease agreement (see Note 15) during the fiscal year ended June 30, 2010.  The lease agreement stated the leasor, as part of the lease agreement, would transfer its own operating loss carry forward to VIE entity to offset the net income from the station. The net operating loss carry forward resulted in $668k of deferred tax assets on the VIE entity’s book and the effective rental payment was therefore reduced by the same amount. For the three months ended September 30, 2010, the deferred tax assets of $127,741 had been used to offset the tax liability.

The deferred tax assets and allowance are as followed:

China ACM
Deferred tax assets, July 1, 2009	$-
NOL	742,000
Income tax rate	34%
Deferred tax assets	252,280
Allowance	(252,280)
Deferred tax assets, June 30, 2010	-
NOL	253,166
Income tax rate	34%
Deferred tax assets	86,076
Allowance	(86,076)
Deferred tax assets, September 30, 2010 (Unaudited)	$-

Xin Ao
Deferred tax assets, July 1, 2009	$-
NOL acquired from Xin Ao’s station through rental agreement	2,671,644
Current year’s net income from the station	(2,160,680)
NOL as of June 30, 2010	510,964
Tax rate for such station	25%
Deferred tax assets, June 30, 2010	127,741
Current year’s net income from the station	(705,477)
NOL as of September 30, 2010	-
Tax rate for such station	25%
Deferred tax assets, September 30, 2010 (Unaudited)	-

The Company classifies interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the three months ended September 30, 2010 and 2009, respectively.

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

Research and development costs

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development expenses for the three months ended September 30, 2010 and 2009 were $147,900 and $37,562, respectively.

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

Recently issued accounting pronouncements

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

For the three months ended September 30, 2010 and 2009, the Company paid interest in the amount of $898 and $118,720, respectively.

Cash payments for income taxes for the three months ended September 30, 2010 and 2009 were $51,282 and $1,682,537, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-cash transactions in the years ended September 30, 2010 and 2009

For the three months ended September 30, 2010 and 2009, the accretion of the discount on redeemable preferred stock amounted to approximately $0 and $191,738, respectively, and has been included in the consolidated statements of shareholders’ equity.

For the three months ended September 30, 2010, no warrant was converted.  For the three months ended September 30, 2009, 57,500 shares of common stock underlying warrants were converted into 51,052 shares of common stock by the exercise of such warrants on a cashless basis.

For the three months ended September 30, 2009, 63,125 shares of redeemable convertible preferred stock were converted into 252,500 shares of common stock on a cashless basis

Note 4 – Accounts receivable

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

As of September 30, 2010 and June 30, 2010, accounts receivable and allowance for doubtful accounts consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Accounts receivable, current	$51,720,170	$36,528,776
Less: allowance for doubtful accounts, current	(618,170)	(456,085)
Net accounts receivable, current	51,102,000	36,072,691

Accounts receivable, non-current	1,599,593	368,978
Less: allowance for doubtful accounts, non-current	(19,119)	(4,607)
Net accounts receivable, non-current	1,580,474	364,371
Total accounts receivable, net	$52,682,474	$36,437,062

The following table consists of allowance for bad debts:

Allowance for bad debts, current as July1, 2009	$120,986
Bad debt expense	27,506
Effect of foreign currency translation	(286)
Allowance for bad debts, current as September 30, 2009 (Unaudited)	148,206
Reclassified from non-current	398,137
Bad debt recovery	(92,638)
Effect of foreign currency translation	2,380
Allowance for bad debt, current as June 30, 2010	456,085
Bad debt expense	152,795
Effect of foreign currency translation	9,290
Allowance for bad debt, current as September 30, 2010 (Unaudited)	$618,170

Allowance for bad debts, non-current as July 1, 2009	$328,563
Bad debt expense	72,915
Effect of foreign currency translation	(728)
Allowance for bad debts, non-current at September 30, 2009 (Unaudited)	400,750
Reclassified to current	(398,137)
Bad debt expense	865
Effect of foreign currency translation	1,129
Allowance for bad debt, non-current as June 30, 2010	4,607
Bad debt expense	14,263
Effect of foreign currency translation	249
Allowance for bad debt, non-current as September 30, 2010 (Unaudited)	$19,119

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Plant and equipment

Plant and equipment consist of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010 (Unaudited)	June 30, 2010
Transportation equipment	$22,771,405	$20,502,987
Plant and machinery	14,966,797	13,615,455
Buildings	135,961	123,702
Office equipment	134,516	125,550
Construction-in-progress	2,148,721	3,089,785
Total	40,157,400	37,457,479
Less: accumulated depreciation	(11,959,031)	(10,969,125)
Plant and equipment, net	$28,198,369	$26,488,354

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

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $862,140 and $668,020 respectively.

Note 6 – Prepayments (short-term and long-term)

Short-term prepayments are primarily comprised of short-term portion of the factory rental prepayments the Company made (see Note 15 for more information on the factory rental) and advances on inventory purchases. Short-term prepayments as of September 30 and June 30, 2010 and 2009 consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Advances on inventory purchases	$1,589,480	$691,364
Current portion of rent prepayments	2,114,926	2,112,823
Others	17,500	17,500
Total short-term prepayments	$3,721,906	$2,821,687

Long-term prepayments represent the long-term factory rental prepayments the Company has made. As of September 30, 2010 and June 30, 2010, the Company prepaid $4,052,422 and $4,414,391 long-term prepayment, respectively.

Note 7 – Short term loans

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of September 30 and June 30, 2010, the outstanding balances on these loans were $10,508,940 and $0, respectively, and these loans consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2010 (Unaudited)	June 30, 2010
Loan from Huaxia Bank. interest rate of 5.841% per annum, due August 18, 2011, guaranteed loan.	$1,497,000	$-
Loan from Shanghai Pufa Bank. interest rate of 5.841% per annum, due September 29, 2011, guaranteed loan	8,982,000	-
Loan from an employee, effective interest rate of 0% per annum, due upon demand, unsecured.	29,940	-

Total short term loans	$10,508,940	$-

Interest expense on short-term loans for the three months ended September 30, 2010 and 2009 amounted to $11,446 and $23,753, respectively.

Note 8 – Derivative liability

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

As such, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2009.  On July 1, 2009, the Company reclassified from paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $2,766,262 and $2,920,520 on September 30 and June 30, 2010.  The Company recognized a $154,258 gain and $7,273,441 loss from the change in fair value for the three months ended September 30, 2010 and 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the CRR Binomial Model using the following assumptions:

	September 30, 2010 (Unaudited)	June 30, 2010
Annual dividend yield	-	-
Expected life (years)	2.75	3.00
Risk-free interest rate	0.57%	0.98%
Expected volatility	80%	80%

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

Note 9 – Related party transactions

Other payables – shareholders

Beginning in July 2007, Mr. He Weili, a 20.10% shareholder, leased office space to the Company at approximately the current fair market value from July 2009 to June 2010 with annual payments of $172k. For the three months ended September 30, 2010 and 2009, the Company recorded rent expense from the shareholder in the amount of approximately $43,725 and $43,215, respectively. As of September 30 and June 30, 2010, approximately $66k and $4k, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 30.1% and 20.1% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for the entity’s cash flow purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of September 30, 2010 and June 30, 2010 as follows:

	September 30, 2010 (Unaudited)	June 30, 2010
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	366,716	322,104
Total other payable – shareholders	$817,256	$772,644

Note 10 – Income taxes

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

Xin Ao was granted income tax exemption from January 1, 2003 to March 31, 2007. Beginning on January 1, 2009, Xin Ao and its subsidiaries were subject to an EIT rate of 25%.  Xin Ao was granted a 10% tax deduction on 90% of the total sales revenue by the local authority due to Xin Ao’s utilization of recycled raw materials.  Beginning on January 1, 2009, Xin Ao and its subsidiaries were subject to an EIT rate of 15%.  For the three months ended September 30, 2010 and 2009, the provision for income taxes amounted to $726,226 and $536,814, respectively.

The estimated tax savings for the three months ended September 30, 2010 and 2009 amounted to $366,572 and $357,178, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings (losses) per share from $0.19 to $0.17 for the three months ended September 30, 2010, and ($0.44) to ($0.47) for the three months ended September 30, 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2010 and 2009:

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
U.S. statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
China income taxes	25%	25%
China income tax exemption	(10)%	(10)%
Other (a)	3%	(29)%
Effective income tax rates	18%	(14)%

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)The 3% and (29%) represents certain expenses in the amount of $339,462 and $7,413,651 incurred in the U.S. entity that are not deductible for PRC income tax for the three months ended September 30, 2010 and 2009, respectively.

Taxes payable consisted of the following:
	September, 30, 2010 (Unaudited)	June, 30, 2010
Income taxes payable	$2,115,607	$1,536,610
Other taxes payables	105,257	33,304
Total taxes payable	$2,220,864	$1,569,914

Note 11 – Shareholders’ equity

On June 11, 2008, the Company completed an offering (the “Offering”) on the sale of 875,000 of investment units for a total of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock, $0.001 par value per share, and one (1) five year warrant to purchase two shares of Common Stock (the “Warrants”). Each preferred share is convertible into four shares of common stock at $8 per share.  Additionally, each holder is entitled to cumulative dividends equal to 9% annually, payable in cash, irrespective of the profitability of the Company.

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

Following is a summary of the status of warrants outstanding:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
US $2.40	678,875	2.69 years

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the activities of Common Stocks underlying Warrant:

Number of Common stock underlying Warrants
Outstanding as of June 30, 2009	1,995,000
Granted	-
Forfeited	-
Exercised	(637,250)
Outstanding as of June 30, 2010	1,357,750
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010 (unaudited)	1,357,750

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

Employee Stock Options

On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement. As of September 30, 2010, all of the 50,000 options have been fully vested.

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

In January, 2010, the Company appointed a new CFO who is also the President of the Company. In connection with his services, the Company granted 12,500 option vesting on February 23, 2010 with an exercise price of $4.64, 35,000 share options vesting on March 5, 2010 with an exercise price $5.38, 15,000 option vesting on June 30, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options vesting on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of September 30, 2010, the 15,000 and 50,000 contingent options were forfeited due to failure to meet performance condition.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company valued the stock options by the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the option activity:

	Number of options	Intrinsic Value
Outstanding as of June 30, 2009	250,000
Granted	112,500
Forfeited	(165,000)
Exercised	(100,000)
Outstanding as of June 30, 2010	97,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010 (Unaudited)	97,500	$-

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding options			Exercisable options
		Average			Weighted
		remaining	Average		average
Average		contractual life	Exercise		exercise
Exercise price	Number	(years)	price	Number	price
$2.90	50,000	8.02	$2.90	50,000	$2.90
$4.64	12,500	9.51	4.64	12,500	4.64
$5.38	35,000	9.51	5.38	35,000	5.38

For the three months ended September 30, 2010 and 2009, the Company recognized approximately $0 and $41,355, respectively, as compensation expenses for its stock option plan.

Restricted Stock Awards

Restricted stocks awarded are measured based on the market price on the grant date. The Company has awarded restricted shares of common stocks to the board of directors, senior management, and consultants.  For the three months ended September 30, 2009, the Company granted 10,000 shares of restricted stock and recognized $18,800 of related compensation expense.

On August 30, 2010, the Company engaged a consulting firm for investor relation for six months, and granted 120,000 shares of restricted stock, total fair value amounted to $411,600 on the grant date, and amortize through the period of services. For the three months ended September 30, 2010, the Company recognized $178,302 of related compensation expenses.  As of September 30 and June 30, 2010, the Company had unrecognized share-based compensation cost of $427,828 and $194,530 associated with these awards, respectively.  Following is a summary of the restricted stock awards for the three months ended September 30, 2010.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonvested as of June 30, 2009	-
Granted	100,000
Vested	37,500
Nonvested as of June 30, 2010	62,500
Granted	120,000
Vested	85,000
Nonvested as of September 30, 2010 (Unaudited)	97,500

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $12 million as of September 30, 2010 and June 30, 2010.

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

Note 13 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2010 and 2009:

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$3,308,321	$(4,863,801)
Weighted average shares outstanding-Basic	17,518,544	10,985,405
Earnings (loss) per share-Basic	$0.19	$(0.44)

Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$3,308,321	$(4,863,801)
Add: Dividends on preferred stock	-	149,126
Add: Accretion on preferred stock	-	191,738
Net income (loss) for diluted EPS	$3,308,321	$(4,522,937)

Weighted average shares outstanding-Basic	17,518,544	10,985,405
Restricted stock	65,000	-
Warrants and options	439,271	-
Preferred stock	-	-

Weighted shares outstanding-Diluted	18,022,815	10,985,405
Earnings (loss) per share-Diluted	$0.18	$(0.44)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 11, 2008, the Company issued 875,000 shares of preferred stock, each of which can be converted into four shares of common stock. The convertible preferred stock is mandatorily redeemable for cash at the end of two years if not yet converted. As of June 30, 2010, 865,625 shares preferred stock had been converted into 3,462,500 of common stock and 9,375 shares of preferred stock had been redeemed for $75,000.  Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the period ended September 30, 2010, 678,875 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 430,530 of common stocks, 50,000 shares of option and 65,000 of restricted stock vested but not issued were included in the diluted EPS calculation.

Note 14 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $71,253 and $17,681 for the three months ended September 30, 2010 and 2009, respectively.

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

Total operating lease expense for the three months ended September 30, 2010 and 2009 was $707,070 and $595,027, respectively, and is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of September 30, 2010, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending September 30,	Amount
2011	$738,890
2012	938,780
2013	938,780
2014	627,355
2015	-
Thereafter,	-

Note 16 - Business Segments

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended September 30, 2010:

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Corporate	Total
Net sales	$25,320,947	$4,471,777	$1,159,060	$5,298	$-	$30,957,082
Depreciation	(301,447)	(526,421)	(32)	-	(34,240)	(862,140)
Segment profit	1,632,899	1,228,893	1,113,444	5,268	(2,049,028)	1,931,476
Other income (expenses)	1,519,257	268,307	-	-	315,507	2,103,071
Interest income	-	-	-	-	4,929	4,929
Interest expenses		-	-	-	(12,906)	(12,906)
Capital expenditure	(59,554)	(10,517)	-	(12)	-	(70,083)
Total assets as of September 30, 2010 (Unaudited)	$94,031,439	$16,606,313	$-	$19,675	$-	$110,657,427

For the three months ended September 30, 2009:

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Corporate	Total
Net sales	$14,886,757	$2,805,614	$1,244,895	$543,870	$-	$19,481,136
Depreciation	(290,725)	(324,148)	(1,274)	(45,808)	(6,065)	(668,020)
Segment profit	428,516	1,025,544	1,180,250	493,696	(736,001)	2,392,005
Other income (expenses)	798,435	168,337	-	-	(7,322,644)	(6,355,872)
Interest income	-	-	-	-	1,497	1,497
Interest expenses		-	-	-	(23,753)	(23,753)
Capital expenditure	(82,733)	(15,592)	-	(3,023)	-	(101,348)
Total assets as of June 30, 2010	$69,101,360	$15,326,776	$-	$1,183,304	$-	$85,611,440

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

Following is the summary of the current litigation:

Beijing Xin Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $294,600 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2010, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18 – Subsequent Events

On October 10, 2010, the Company, through its variable interest entity, Xin Ao, entered into a financing agreement with Citibank (China) Co., Ltd. Beijing Branch to borrow up to RMB 15,000,000 (US$2.2 million) and Xin Ao subsequently received RMB 7,500,000 (US$1.1 million) on October 10, 2010.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2010.  During this period, the Company did not have any material recognizable subsequent events.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “China ACM”, “Company”, “we”, “our”, and “us” refer to China Advanced Construction Materials Group, Inc. (a Delaware corporation) and its wholly-owned subsidiaries Advanced Investment Holdings Co, Inc., Xin Ao Construction Materials, Inc. and Beijing Ao Hang Construction Materials Technology Co., Ltd., as well as the Company’s variable interest entities, Beijing Xin Ao Concrete Co., Ltd., Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd., Hong Sheng An Construction Materials Co., Ltd., Heng Tai Hong Sheng Construction Materials Co., Ltd., Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd., and Luan Xian Heng Xin Technology Co., Ltd..

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the non-cash expense of $24,044 for the three months ended September 30, 2010 on option and stock-based compensation along with the change in fair value of warrant, shown in the below chart, due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 accounting standard as discussed in the section “Derivative Liability” below.

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

	Three Months Ended
	September 30,
	(UNAUDITED)			Increase
	2010		2009	(Decrease)
Net Income (Loss) -GAAP	$3,308,321		$(4,522,937)	$7,831,258
Subtract:
Dividends and accretion on redeemable convertible preferred stock	$0		$340,864	$(340,864)
Net Income available to Common shareholders -GAAP	$3,308,321		$(4,863,801)	$8,172,122
Add Back (Subtract):
Change in fair value of warrants	$(154,258)		$7,273,441	$(7,427,699)
Add Back:
Change in Option and Equity Based Compensation	$178,302		$60,155	$118,147
Adjusted Net Income available to Common shareholders -non-GAAP	$3,332,365		$2,469,795	$862,570

Basic earnings per share - GAAP	$0.19		$(0.44)	$0.63
Add back (Subtract):
Change in fair value of warrant	$0.01		$0.66	$(0.67)
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.01		$0.01	$-
Adjusted basic earnings per share non-GAAP	$0.19		$0.23	$(0.04)

Diluted earnings per share-GAAP	$0.18		$(0.44)	$0.62
Add back (Subtract):
Change in fair value of warrant	$(0.01	) (a)	$0.66	$(0.67)
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.01	(b)	$0.01	$-
Adjusted diluted earnings per share non-GAAP	$0.19		$0.23	$(0.04)

Weighted average number of shares
Basic	17,518,544		10,985,405
Diluted	18,022,815		10,985,405

(a) The Company adopted the provisions of FASB accounting standard ASC 815, which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008. The Company recognized a $154,258 gain from the change in fair value for the three months ended September 30, 2010.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months ended September 30, 2010 and 2009, the Company recognized $178,302 and $18,800 of restricted stock as compensation expense. For the three months ended September 30, 2010 and 2009, the Company recognized $0 and $41,355, respectively, as compensation expenses for its stock option plan.

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

In March and April 2010, XinAo established five 100% owned subsidiaries in China and they are Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”)and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and there has been no actual operation as of September 30, 2010. The purpose of these new subsidiaries is to support the Company's future growth.

During the three months ended September 30, 2010, we, together with our subsidiaries and variable interest entities-supported materials, services and our high speed railway projects through our network of five ready-mixed concrete plants throughout Beijing and twenty portable plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products. Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our market share will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government in 2008, which will focus primarily on transportation related projects such as railway, highway, and transportation related infrastructure. Additionally, the Ministry of Rail has announced its plans to invest $120.75 Billion (RMB823.5 Billion) in 70 new projects upgrading rail infrastructure in calendar 2010 which together with future planned rail infrastructure investment will total $730 Billion (RMB5 Trillion) by 2020. China’s State Development and Reform Commission recently announced plans to expand China’s subway system to 6,100KM investing $105 Billion (RMB700 Billion) through 2020. According to the Investment Research Institute of China’s State Development and Reform Commission during the 12th 5 year plan from 2011-2015 the Chinese government will invest $450 Billion (RMB 3 Trillion) in Railway and another $460 Billion (RMB3.05 Trillion) in Rural Infrastructure.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2010, Five customers accounted for approximately 34% of the Company’s sales and 11% of the Company’s account receivables as of September 30, 2010, respectively. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will decrease.

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

•
Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards often being made to the lowest bidder for our concrete sales business segment, distinct from our manufacturing services segment, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction firms some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended September 30, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our executives review our operating results in assessing performance and allocating resources.

For the three months ended September 30, 2010 (unaudited):

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Corporate	Total
Net sales	$25,320,947	$4,471,777	$1,159,060	$5,298	$-	$30,957,082
Depreciation	(301,447)	(526,421)	(32)	-	(30,240)	(862,140)
Segment profit	1,632,899	1,228,893	1,113,444	5,268	(2,049,028)	1,931,476
Other income (expenses)	1,519,257	268,307	-	-	315,507	2,103,071
Interest income	-	-	-	-	4,929	4,929
Interest expenses		-	-	-	(12,906)	(12,906)
Capital expenditure	(59,554)	(10,517)	-	(12)	-	(70,083)
Total assets as of September 30, 2010 (Unaudited)	$94,031,439	$16,606,313	$-	$19,675	$-	$110,657,427

For the three months ended September 30, 2009 (unaudited):
	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Corporate	Total
Net sales	$14,886,757	$2,805,614	$1,244,895	$543,870	$-	$19,481,136
Depreciation	(290,725)	(324,148)	(1,274)	(45,808)	(6,065)	(668,020)
Segment profit	428,516	1,025,544	1,180,250	493,696	(736,001)	2,392,005
Other income (expenses)	798,435	168,337	-	-	(7,322,644)	(6,355,872)
Interest income	-	-	-	-	1,497	1,497
Interest expenses		-	-	-	(23,753)	(23,753)
Capital expenditure	(82,733)	(15,592)	-	(3,023)	-	(101,348)
Total assets as of June 30, 2010	$69,101,360	$15,326,776	$-	$1,183,304	$-	$85,611,440

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 20 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

Technical Services Business

Our technical services business segment is comprised of the our third party production management services, including chemical engineering and ready-mix consulting services for independently owned concrete plants and their associated projects. We manage the production and receive a percentage of our client contractors’ profits based on cost savings generated.

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

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2010 and 2009, in US dollars:

	Three Months Ended
	September 30,
	2010	2009
	(UNAUDITED)			Percentage
			Increase (Decrease)	Increase (Decrease)

Total revenue	$30,957,082	$19,481,136	$11,475,946	59%
Total cost of revenue	26,831,818	16,194,100	10,637,718	66%
Gross profit	4,125,264	3,287,036	838,228	26%
Selling, general and administrative expenses	2,193,788	895,031	1,298,757	145%
Other income, net	2,103,071	(6,378,128)	8,481,199	133%
Income before provision for income taxes	4,034,547	(3,986,123)	8,020,670	201%
Income taxes expense	726,226	536,814	189,412	35%
Net income	3,308,321	(4,522,937)	7,831,258	173%
Dividends and accretion on redeemable preferred	-	340,864	(340,864)	(100	) %
Net income available to Common shareholders	$3,308,321	$(4,863,801)	$8,172,122	168%

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue. Our revenue is generated from sales of our advanced ready-mix concrete products, manufacturing services, technical consulting services, and others. For the three months ended September 30, 2010, we generated revenue of $30,957,082 compared to $19,481,136 during the same period of 2009, an increase of $11,475,946 or 59%. We increased our production volumes in and outside of Beijing this fiscal year compared to our last fiscal year.

As a result, our concrete sales revenue was $25,320,947 for the three months ended September 30, 2010, an increase of $10,434,190 or 70%. The increase in revenues attributable to concrete sales was principally due to addition of two new fixed plants as well as a broader client base.

During the three months ended September 30, 2010, we continued to supply concrete products to 10 railway projects throughout China through our portable plants, specifically the projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed $4,471,777 to our total revenue for the three months ended September 30, 2010, an increase of $1,666,163 or 59%, compared to the three months ended September 30, 2009. The increase in revenues attributable to our manufacturing services was principally due to addition of eleven new portable plants to service a growing business pipeline. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

 In addition, revenue generated through our technical consulting services was $1,159,060 during the three months ended September 30, 2010, a decrease of $85,835 or 7% compared to the same fiscal quarter in 2009. The decrease is due to the expiry of two technically serviced plants in Beijing. During the three months ended September 30, 2010, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $5,298, a decrease of $538,572 or 99%, as we experienced greater overall fleet capacity utilization as the business expands. We anticipate our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020 and the 12th 5 Year Plan installment which will be announced during the first half of our 2011 fiscal year.

We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Sales. Cost of Sales, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $26,831,818 for the three months ended September 30, 2010, as compared to $16,194,100 for the three months ended September 30, 2009, an increase of $10,637,718, or 66%. The increase of cost of revenue was due to the overall increase in production from our five fixed concrete plants in the Beijing area and increased production on manufacturing and technical services as well as other services compared to the same period in 2009. The increase in cost of sales was also due to the addition of eleven new portable plants, the increases in crude oil prices which increased the costs of raw materials and transportation during this quarter compared to the same period last year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material pricing.

The cost of sales on concrete increased $9,171,967 or 64% for the three months ended September 30, 2010 as compared to the same period of 2009. Such increase was due to an increase in our concrete production as a result of additional plants we added in Beijing during the second fiscal quarter leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase in crude oil prices and raw materials as indicated above as compared to the same period last year.

Cost of sales with respect to our manufacturing services increased $1,459,958 or 83% during the three months ended September 30, 2010, as compared to the same period last year. The primary reason for the Cost of Sales increase is due primarily to the greater operational fixed cost base associated with the addition of eleven new portable plants which have not yet reached production economies of scale as well slowing production at 2 portable plants nearing project completion in Lulong, Hebei and Hangzhou, Zhejiang; operational inefficiencies at Zhaoqing, Guangdong due to delayed municipal government resident relocation efforts for land development and the minimal relocation costs of 1 retired portable plant at Suzhou, Jiangsu.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $4,125,264 for the three months ended September 30, 2010, as compared to $3,287,036 for the three months ended September 30, 2009. Our gross profit for sale of concrete was $1,812,264, or 7.2% of revenue, for the three months ended September 30, 2010, compared to $550,041, or 4% of revenue, for the same period last year, an increase of $1,262,223. The higher gross profit for concrete sales for the three months ended September 30, 2010, compared with the same period in 2009, reflects higher demand and higher prices for our concrete products in Beijing as compared to the same period last year. The primary reason for the margin drop in concrete sales from 10.35% in Q4 FY2010 is due to the increase in costs of raw materials and transportation as a result of the increase in the price of crude oil and municipal traffic restrictions. More specifically, raw material price increases as a percentage of cost of goods sold increased approximately 2% whereby average unit sales price for our concrete products were also lowered 1.5% in the same period amounting to a total margin reduction of 3.5%. We intend to raise our concrete sales prices 20-30% across our various concrete sales product categories to account for raw material price increases in this and subsequent quarters.

Our gross profit with respect to our manufacturing services was $1,254,652, or 28%, for the three months ended September 30, 2010, an increase of $206,205 from the same period of 2009. Such increase was principally due to the addition of new portable plants, which was offset by an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and project delays stemming from delayed municipal government resident relocation efforts as well as an increase in costs of transportation. The primary reason for the margin drop from 37% during the same period last year is due primarily to the mismatch of a larger operation fixed cost base during a period of capacity ramp-up.  In addition, 6 plants nearing project completion experienced production slowdowns as they approach redeployment or retirement at Lulong, Hebei; Panjin, Liaoning ; Shangyu A and B, Zhejiang; Yuyao, Zhejiang; and Ningbo, Zhejiang.  Finally, operational inefficiencies were experienced due to project delays associated with municipal government delayed resident relocation efforts at 2 Plants at Zhaoqing, Guangdong and Guangxi. Finally, 3 Plants (Suzhou, Jiangsu; Liuzhou, Guangxi and Ankang, Shaanxi) were retired/redeployed as the reached the end of their contracts. The company expects to record in subsequent periods the balance of income associated with delayed projects for ongoing contracts which are generally assigned a fixed completion term as well as additional income for the new capacity which has been added.

Our gross profit with respect to technical services was $1,053,050, or 91%, for the three months ended September 30, 2010, compared to $1,190,412, or 96%, for the same period last year, a decrease of $137,362 or 12%. The primary reason for the decrease is the service term expiration of two technically serviced plants in Beijing.

Our gross profit with respect to mixer rentals was $5,298 or 100% during the three months ended September 30, 2010 compared to $498,136, or 92%, for the same period last year, a decrease of $492,838 or 99% as we experienced greater overall fleet capacity utilization as the business expands.

We plan to continue expanding our manufacturing services as well as targeting new higher margin concrete sales markets, which produce the highest scalable gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $2,193,788 for the three months ended September 30, 2010, an increase of $1,298,757, or 145%, as compared to $895,031 for the three months ended September 30, 2009. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion during the year.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $2,103,071 for the three months ended September 30, 2010, as compared to net other (expense) of $(6,378,128) for the three months ended September 30, 2009, an increase of $8,481,199 or 133%. The increase in net other income was primarily due to a decrease in change in fair value of warrants of a credit of $154,258 as compared to an (expense) of $(7,273,441) during the same period last year. We also experienced an increase in other subsidy income to $1,787,563 for the three months ended September 30, 2010, as compared to $966,772 in the same period of 2009, an increase of $820,791 or 85%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $(12,906) for the three months ended September 30, 2010, as compared to $(23,753) for the three months ended September 30, 2009, a decrease of $10,847.

Provision for Income Taxes. Provision for income taxes amounted to $726,226 and $536,814 for the three months ended September 30, 2010 and 2009, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. Accordingly, our total income taxes incurred for the fiscal three months ended December 31, 2009 comprised of a 15% income tax rate compared to a 25% income tax rate for the same period last year. The new tax rate was granted to the Company in June 2009, and the provision for income taxes provision was retro-actively applied to the beginning of the calendar year 2009 in the three months ended September 30, 2009. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of any such liability, if any.

Net (Loss) Income. We recognized net income of $3,308,321 for the three months ended September 30, 2010, as compared to net income of $(4,522,937) for the same period in 2009, an increase of $7,831,258. Such increase in net income was attributable to a yearly increase in our plant production capacity across our plant network including the addition of two new fixed plants in Beijing and eleven portable plants across the country, all of which were offset by an increase in production costs for retiring plants, plants nearing retirement, new portable plants not yet in operation, project delays associated with delayed resident relocations and selling, general, and administrative expense on an increased labor base of a larger scale operations. Our management believes that our profits may increase during the next 9 months as we continue to expand into service sectors and geographies that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We also plan to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $340,864 for the three months ended September 30, 2010, as compared to the same period of 2009, was due to the maturity of the redeemable convertible preferred in Q4 FY 2010 on June 12, 2010.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and stock and option-based compensation, our net income available to Common shareholders would be $3,332,365 for the three months ended September 30, 2010, an increase of $862,570 or 35%,as compared to net income after cash dividends paid of $2,469,795 for the same period in 2009. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Liquidity and Capital Resources

As of September, 2010, we had cash and cash equivalents of $12,718,521. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

Summary of Cash Flow Statements

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Net cash (used in) provided by operating activities	$(1,794,011)	$1,522,618
Net cash provided by (used in) investing activities	590,244	(101,183)
Net cash provided by (used in) financing activities	10,586,745	(2,859,398)
Effect of foreign currency translation on cash and cash equivalents	34,723	(8,861)
Net increase (decrease) in cash and cash equivalent	$9,417,701	$(1,446,824)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Net Cash Provided by Operating Activities. Net cash used in operating activities totaled $1,794,011 for the three months ended September 30, 2010, as compared to net cash provided by operating activities of $1,522,618 for the same period of 2009. The decrease in net cash provided by operating activities was primarily due to an increase of accounts receivable and other receivables which were partially offset by an increase in our cash flows from increased sales activities, an increase in accounts payable and taxes payable and a decrease of inventories during the three months ended September 30, 2010. We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing , combined with winning a larger proportion of manufacturing services revenues and strengthening our efforts to negotiate more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Net Cash Used In Investing Activities. Net cash provided by investing activities was $590,244 for the three months ended September 30, 2010, as compared to $101,183 used for the three months ended September 30, 2009. The increase in cash provided by investing activities was largely due to the cash receipts from disposal of fixed assets upon completion of the contract agreement.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $10,586,745 for the three months ended September 30, 2010, as compared to net cash used in financing activities of $2,859,398 during the same period of 2009. The increase in cash provided by financing activities was due to net proceeds of our August 18, 2010 HuaXia Bank Loan Facility of $1,497,000 and proceeds from our September 30, 2010 Shanghai Pudong Development Bank Loan Facility of $8,982,000. The net proceeds from the loan facilities will be used for financing working capital, raw material purchases and general corporate purposes.

Cash. As of September 30, 2010, we had cash of $12,718,521 as compared to $3,300,820 as of September 30, 2009. This increase is due primarily to newly approved loans and credit facilities amounting to $10,508,940.

We believe that our cash and revenues from ongoing operations in addition to closely managing our accounts payable and accounts receivable is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Accounts Receivable

Although accounts receivable have increased with revenues, they have not grown as quickly as revenues.  Collection days averaged 127 days for the three months ended September 30, 2010 as compared to 93 average turnover days for the three months ended September 30, 2009 primarily due to the acceleration of sales, with a disproportionate impact coming from Beijing concrete sales accounts receivable inclusive of raw material unit sales costs.

Loan Facilities

We had a total of $10,508,940 and $0 outstanding on loans and credit facilities as of September 30, 2010 and June 30, 2010, respectively. The loans consisted of the following:

	September 30, 2010	June 30, 2010
	(UNAUDITED)
Loan from Beijing Branch Shanghai Pudong Development Bank interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Materials Group, Inc and personally guaranteed by CEO Xianfu Han, COO Weili He and their spouses.	$8,982,000	$0

Loan from Huaxia Bank interest rate of 5.841% per annum, due August 18, 2011, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd. and Beijing Xinhang Construction Material Group Co., Ltd., together with a personal guarantee from Mr. Han, the Company's CEO.	1,497,000	0

Loan from an employee, effective interest rate of 0% per annum, due upon demand, unsecured.	29,940	0

Total short term loans	$10,508,940	$0

Total interest expense on short-term loans for the three months ended September 30, 2010 and 2009 amounted to $11,446 and $23,753, respectively.

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

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of September 30, 2010 and 2009 from its US operation, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the years ended September 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company’ VIE entities have cumulative undistributed earnings of approximately $33.4 million and $29.5 million as of September 30, 2010 and June 30, 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and has incurred net operating losses of $253,166 for income tax purposes for the three months ended September 30, 2010, which excludes $178,302 stock based compensation expenses and gain in fair value of warrant liabilities of $154,258. The cumulative net operating loss carry forwards for United States income taxes amounted to $1,239,633.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the three months ended September 30, 2010 was an increase of approximately $86,076. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Value added tax. Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009 and a two year tax (VAT) credit extension from August 2009 through August 2011. For the three months ended September 30, 2010 and 2009, $1,787,563 and $966,772 respectively, was recognized as other subsidy income from VAT taxes collected.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting and financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of September 30, 2010, the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2010.

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

Date: November 15, 2010	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy Goodwin
Jeremy Goodwin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)