Form 10-Q
period 2010-12-31
China Advanced Construction Materials Group, Inc
filed 2011-02-11
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,739,387

TABLE OF CONTENTS
3

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

	December 31,	June 30,
ASSETS	2010	2010
CURRENT ASSETS:
Cash	$3,153,149	$3,300,820
Restricted cash	-	57,580
Accounts receivable, net of allowance for doubtful accounts	62,491,063	36,072,691
of $1,159,148 and $456,085, respectively
Inventories	2,443,336	2,164,769
Investment	11,947,960	-
Other receivables	3,607,624	1,416,653
Prepayments	3,795,404	2,821,687
Total current assets	87,438,536	45,834,200

PROPERTY, PLANT AND EQUIPMENT, net	28,707,245	26,488,354

OTHER ASSETS:
Accounts receivable, net of allowance for doubtful
accounts of $0 and $4,607 respectively	-	364,371
Deferred tax assets	-	127,741
Advances on equipment purchases	5,806,104	8,382,383
Prepayments	3,655,754	4,414,391
Total other assets	9,461,858	13,288,886

Total assets	$125,607,639	$85,611,440

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$14,367,800	$-
Accounts payable	30,336,112	16,473,080
Customer deposits	857,323	711,219
Other payables	387,318	329,136
Other payables - shareholders	767,370	772,644
Accrued liabilities	1,899,288	1,652,751
Taxes payable	2,863,330	1,569,914
Total current liabilities	51,478,541	21,508,744

OTHER LIABILITIES
Warrants liability	3,805,755	2,920,520
Total liabilities	55,284,296	24,429,264
Commitments and contingencies
SHAREHOLDERS' EQUITY:

Common stock, $0.001 par value, 74,000,000 shares authorized, 17,726,887 and 17,467,104 shares issued and outstanding as of December 31 and June 30, 2010, respectively	17,727	17,467
Paid-in-capital	34,557,606	33,720,762
Retained earnings	25,563,396	19,912,444
Statutory reserves	5,400,877	4,511,520
Accumulated other comprehensive income	4,783,737	3,019,983
Total shareholders' equity	70,323,343	61,182,176
Total liabilities and shareholders' equity	$125,607,639	$85,611,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUE
Sales of concrete	$26,205,792	$20,316,502	$51,526,739	$35,203,259
Manufacturing services	7,108,447	3,663,114	11,580,224	6,468,728
Technical services	1,207,396	1,234,760	2,366,456	2,479,655
Other	4,311	949,936	9,609	1,493,806
Total revenue	34,525,946	26,164,312	65,483,028	45,645,448

COST OF REVENUE
Concrete	22,835,629	18,453,296	46,344,312	32,790,012
Manufacturing services	4,913,916	2,063,646	8,131,041	3,820,813
Technical services	94,291	81,516	200,301	135,999
Other	-	331,228	-	376,962
Total cost of revenue	27,843,836	20,929,686	54,675,654	37,123,786

GROSS PROFIT	6,682,110	5,234,626	10,807,374	8,521,662

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,632,218	1,157,250	4,826,007	2,052,281

INCOME FROM OPERATIONS	4,049,892	4,077,376	5,981,367	6,469,381

OTHER INCOME (EXPENSE), NET
Other subsidy income	1,998,855	1,323,515	3,786,418	2,290,287
Realized gain from sales of marketable securities	-	27,008	-	27,008
Non-operating (expense), net	(357,201)	(29,325)	(187,974)	(78,528)
Change in fair value of warrants liability	(1,414,408)	3,356,796	(1,260,150)	(3,916,645)
Interest income	157,220	1,524	162,149	3,021
Interest expense	(224,136)	-	(237,042)	(23,753)
TOTAL OTHER INCOME (EXPENSE), NET	160,330	4,679,518	2,263,401	(1,698,610)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,210,222	8,756,894	8,244,768	4,770,771

PROVISION FOR INCOME TAXES	978,233	811,813	1,704,459	1,348,627

NET INCOME	3,231,989	7,945,081	6,540,309	3,422,144

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	-	318,835	-	659,699

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	3,231,989	7,626,246	6,540,309	2,762,445

COMPREHENSIVE INCOME:
Net Income	3,231,989	7,945,081	6,540,309	3,422,144
Foreign currency translation adjustment	693,572	(17,663)	1,763,754	(80,094)

COMPREHENSIVE INCOME	$3,925,561	$7,927,418	$8,304,063	$3,342,050

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,651,620	12,377,182	17,585,082	11,681,294
Diluted	18,202,555	15,955,516	18,067,924	15,624,782

Earnings per share:
Basic	$0.18	$0.62	$0.37	$0.24
Diluted	$0.18	$0.50	$0.36	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)
	For the six months ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,540,309	$3,422,144
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,819,065	1,387,883
Stock-based compensation expense	462,189	120,778
Deferred tax provision	129,354	-
Provision for (recovery) of allowance for doubtful accounts	676,697	(129,354)
Change in fair value of warrants liability	1,260,150	3,916,645
Loss realized from disposal of property, plant, and equipment	252,727	-
Realized gain on sale of marketable securities	-	(27,008)
Changes in operating assets and liabilities
Accounts receivable	(25,411,159)	(19,737,549)
Notes receivable	-	(3,502)
Inventories	(217,625)	(664,483)
Other receivables	(2,135,501)	2,011,537
Prepayments	(886,350)	(1,276,446)
Long term prepayment	864,656	(424,307)
Accounts payable	12,598,938	11,375,636
Customer deposits	125,331	462,849
Other payables	50,438	39,898
Accrued liabilities	202,793	896,045
Taxes payable	1,234,213	(314,895)
Net cash (used in) provided by operating activities	(2,433,775)	1,055,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	78,207
Advances on equipment purchase	-	(80,462)
Proceeds from disposal of property, plant, and equipment	742,242	-
Purchase of property, plant and equipment	(890,859)	(258,580)
Investment	(11,880,800)	-
Net cash used in investing activities	(12,029,417)	(260,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	12,285,820	146,284
Payments on short term loan	(74,580)	(4,502,287)
Rent payment to shareholder	(5,775)	(141,060)
Restricted cash	57,580	192,330
Proceeds from warrants exercised	-	386,100
Proceeds from issuance of common stock, net of offering costs	-	1,497,242
Preferred dividends paid	-	(304,781)
Net cash provided by (used in) financing activities	12,263,045	(2,726,172)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,052,476	(7,330)

NET DECREASE IN CASH	(147,671)	(1,938,466)

CASH, beginning of period	3,300,820	3,634,805

CASH, end of period	$3,153,149	$1,696,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” ) was incorporated in the State of Delaware on February 15, 2007. China ACM through its 100% owned subsidiaries and its variable interest entities (“VIEs”) (collectively, the “Company”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”).  China ACM has a wholly-owned subsidiary in the British Virgin Islands (“BVI-ACM”) which is a holding company with no operations.  BVI-ACM has a wholly-owned foreign enterprise (“WOFE”) and the WOFE has contractual agreements with an entity which is considered a VIE.

In March and April 2010, the VIE established five 100% owned subsidiaries in the PRC for consulting, concrete mixing and equipment rental services: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (Heng Xin). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and the purpose of these subsidiaries is to support the Company’s future growth.

On September 20, 2010, China ACM established a 100% owned subsidiary, Advance Investment Holdings Co., Inc. (“AIH”) in the State of Nevada.  AIH has no operations to date.

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying unaudited condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2010 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of December 31, 2010, and its consolidated results of operations and cash flows for the three and six months ended December 31, 2010 and 2009. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the Company. All material intercompany transactions have been eliminated.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ownership
Subsidairies and VIEs	Place of incorporated	percentage
AIH	Nevada, USA	100%
Xin Ao Construction Materials, Inc. ("BVI-ACM")	British Virgin Island	100%
Beijing Ao Hang Construction Material Technology Co., Ltd.
("China-ACMH")	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

In accordance with the US GAAP, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks, rewards and the economic control of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Accounting Standards Codification (ASC) 810, addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements.

Based upon a series of Contractual Arrangements, the Company determines that Beijing Xin Ao Concrete Group Co., Ltd. (“Xin Ao”) and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao and its subsidiaries are consolidated into the financial statements of the Company.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31, 2010	June 30, 2010
Current assets	$86,451,390	$44,161,471
Property, plant and equipment	28,146,546	25,891,066
Other noncurrent assets	5,053,211	9,029,763
Total assets	119,651,147	79,082,300
Liabilities	(50,614,031)	(20,486,646)
Intercompany payables*	(9,685,525)	(39,124,318)
Total liabilities	(60,299,556)	(59,610,964)
Net assets	$59,351,591	$19,471,336

* Payables are eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s unaudited condensed consolidated financial statements relate to the assessment of the fair value of share-based payments, the collectability of accounts receivable, valuation allowance of deferred income taxes and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM, AIH, the WOFE and its VIEs is Chinese Renminbi (“RMB”) as their functional currency. In accordance with the FASB’s guidance on foreign currency translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset and liability accounts at December 31, 2010 and June 30, 2010 were translated at RMB 6.59 and RMB 6.81 to $1.00, respectively. The average translation rates applied to the condensed consolidated statements of income and cash flows for six months ended December 31, 2010 and 2009 were RMB 6.72 and RMB 6.84 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three and six months ended December 31, 2010 and 2009.

Revenue recognition

The Company recognizes revenue when the following four criteria are met:

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

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted the Company VAT tax exemption up to June 2011. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

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

The Company also earns other income from the renting of certain of its vehicles to other non-related concrete companies.  The rental amounts are based on pre-determined rental rates on a per cubic meter basis.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Warrants liability, receivables and current liabilities qualify as financial instruments. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010.

	Carrying Value at December 31, 2010	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3
Warrants liability	$3,805,755	$-	$3,805,755	$-

	Carrying Value at June 30, 2010	Fair Value Measurement at June 30, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,920,520	$-	$2,920,520	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of December 31, 2010:

Beginning balance	$2,920,520
Warrants exercised for the six months ended December 31, 2010	(374,915)
Change in fair value for the six months ended December 31, 2010	1,260,150
Ending balance	$3,805,755

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Concentration of risk

Major customers – For the three months ended December 31, 2010, no customer accounted for more than 10% of the company’s total sales.  For the six months ended December 31, 2010, one customer accounted for 12% of the company’s total sales. For the three and six months ended December 31, 2009, no customer accounted for more than 10% of the company’s total sales. As of December 31 and June 30, 2010, no customer accounted for more than 10% of the company’s account receivable balance.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  As of December 31, 2010 and June 30, 2010, the Company determined no reserves for obsolescence were necessary.

Investment

During the three months ended December 31, 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to RMB 100,000,000.  The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds.  The return on this investment is guaranteed at 7% per annum.  The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment.  However, the Company’s funds deposited with the financial investment company are not insured.  For the three months ended December 31, 2010, the Company invested a total of RMB 79,000,000 ($11,947,960).  Investment income of RMB 1,036,000 (approximately $155,000) was recognized and included in the non-operating income.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When management identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of December 31, 2010 and June 30, 2010, management believes there was no impairment.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of December 31, 2010 and June 30, 2010 from its US operation, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the six months ended December 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The VIE entities have cumulative undistributed earnings of approximately $37.9 million and $29.5 million as of December 31, 2010 and June 30, 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and has incurred net operating losses of approximately $380,000 for income tax purposes for the six months ended December 31, 2010, which excludes the tax effect of $462,189 stock based compensation expenses and loss in fair value of warrant liabilities of $1,260,150.  The cumulative net operating loss carry forwards for United States income taxes amounted to approximately $1,367,000.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the six months ended December 31, 2010 was an increase of approximately $129,310. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Income tax returns for United States for the years prior to 2007 are no longer subject to examination by tax authorities.  The deferred tax assets and allowance are as followed:

China ACM	December 31, 2010	June 30, 2010
Net operating losses carryforward	$1,367,000	$742,000
Income tax rate	34%	34%
Deferred tax assets	465,000	252,280
Valuation allowance	(465,000)	(252,280)
	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Chinese income taxes

China-ACMH and VIEs are governed by the income tax laws of the PRC concerning Foreign Invested Enterprise (“FIE”), Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Xin Ao use of recycled raw materials in its production since its inception entitles the Company to an income tax exemption from January 1, 2003, through March 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011  as granted by the State Administration of Taxation of the PRC. Beginning January 1, 2009, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“Des”) and FIEs.

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

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. The Company had deferred tax assets of $0 and $127,741 as of December 31, 2010 and June 30, 2010 from its Chinese operations, respectively.  The deferred tax asset balance was acquired by the VIE entity’s (XinAo) operating station through the four-year operating lease agreement (see Note 15) during the fiscal year ended June 30, 2010.  The lease agreement stated the leasor would transfer its own operating loss carry forward to VIE entity to offset the net income from the station. The net operating loss carry forward resulted in $668,000 of deferred tax assets on the VIE entity’s book and the effective rental payment was therefore reduced by the same amount. For the six months ended December 31, 2010, the deferred tax assets of $127,741 had been used to offset the tax liability.

The deferred tax assets and allowance are as followed:

Xin Ao		Deferred tax asset
Deferred tax asset, July 1, 2009		$-
Net operating losses acquired from Xin Ao’s station through rental agreement	$2,671,644
Current year’s net income from the station	(2,160,680)
Net operating losses available, June 30, 2010	510,964
Station’s income tax rate	25%	127,741
Deferred tax assets, June 30, 2010		127,741
Net operating losses used to offset current period’s net income from the station	(510,964)
Station’s income tax rate	25%	(127,741
Deferred tax asset, December 31, 2010		-

The Company records interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the six months ended December 31, 2010 and 2009, respectively.

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption through June 2011.

Earnings per share

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Comprehensive income

The accounting standard for reporting and display of comprehensive income and its components in its financial statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a company’s financial statements and displayed with the same providence as other financial statements. The accompanying unaudited condensed consolidated financial statements include comprehensive income consisting of net income and foreign currency translation adjustments.

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for the years beginning after December 15, 2010,   except for the disclosure of the roll forward activities for Level 3 fair value measurements, which will become effective for the years beginning after December 15, 2011. The update requires new disclosures only and will have no impact on our condensed consolidated financial position, results of operations, or cash flow.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its condensed consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

For the six months ended December 31, 2010 and 2009, the Company paid interest in the amount of $190,929 and $328,543, respectively.

Cash payments for income taxes for the six months ended December 31, 2010 and 2009 were $419,961 and $1,682,537, respectively.

For the six months ended December 31, 2009, $4.2 million was assigned as prepayment for purchase of equipment.

Non-cash transactions in the periods ended December 31, 2010 and 2009

For the six months ended December 31, 2010 and 2009, the accretion of the discount on redeemable preferred stock amounted to approximately $0 and $399,728, respectively.

For the six months ended December 31, 2010, 12,500 shares of common stock underlying warrants were converted into 64,783 shares of common stock by the exercise of such warrants on a cashless basis..  For the six months ended December 31, 2009, 230,687 shares of common stock underlying warrants were converted into 139,608 shares of common stock by the exercise of such warrants on a cashless basis.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the six months ended December 31, 2010, $2,627,297 of advances on equipment purchases were reclassified into property, plant, and equipment.

Note 4 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts receivable and allowance for doubtful accounts consisted of the following:

	December 31, 2010	June 30, 2010
Accounts receivable, current	$63,650,211	$36,528,776
Less: allowance for doubtful accounts, current	(1,159,148)	(456,085)
Net accounts receivable, current	62,491,063	36,072,691

Accounts receivable, non-current	-	368,978
Less: allowance for doubtful accounts, non-current	-	(4,607)
Net accounts receivable, non-current	-	364,371
Total accounts receivable, net	$62,491,063	$36,437,062

Note 5 – Property, plant and equipment

Property, plant and equipment consisted of the following:

	Estimated useful life	December 31, 2010	June 30, 2010
Transportation equipment	10 years	$21,766,808	$20,502,987
Plant and machinery	10 years	17,759,766	13,615,455
Buildings	20 years	143,551	123,702
Office equipment	5 years	952,638	125,550
Construction-in-progress	-	103,620	3,089,785
Total		40,726,383	37,457,479
Less: accumulated depreciation		(12,019,138)	(10,969,125)
Plant and equipment, net		$28,707,245	$26,488,354

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

Depreciation expense for the three months ended December 31, 2010 and 2009 amounted to $956,925 and $719,863 respectively.  Depreciation expense for the six months ended December 31, 2010 and 2009 amounted to $1,819,065 and $1,387,883 respectively.

Note 6 – Prepayments

Short-term prepayments are primarily comprised of short-term portion of the factory rental prepayments the Company made (see Note 15 for more information on the factory rental) and advances on inventory purchases. Short-term prepayments as of December 31 and June 30, 2010 consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2010	June 30, 2010
Advances on inventory purchases	$2,024,476	$691,364
Current portion of rent prepayments	1,753,428	2,112,823
Other	17,500	17,500
Total short-term prepayments	$3,795,404	$2,821,687

Long-term prepayments represent the long-term factory rental prepayments the Company has made. As of December 31, 2010 and June 30, 2010, the Company prepaid $3,655,754 and $4,414,391 long-term prepayment, respectively.

Note 7 – Short term loans, banks

Short term loans represent amounts payable to banks that are due within one year or on demand. As of December 31 and June 30, 2010, the outstanding balances on these loans were $14,367,800 and $0, respectively, and these loans consisted of the following:

	December 31, 2010	June 30, 2010
Loan from Huaxia Bank. interest rate of 5.841% per annum, due August 18, 2011, guaranteed by Mr. Han Xianfu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Material Co., LTD	$1,512,400	$-
Loan from Shanghai Pudong Development Bank. interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Group	9,074,400	-
Loan from Citibank, interest rate of 5.83% per annum, due September 26, 2011, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	2,268,600	-
Loan from Zhaoshang Bank, interest rate of 6.116% per annum, due November 4, 2011, guaranteed by Mr. Han Xianfu and Beijing Jinshengding Mineral Co., LTD.	1,512,400	-

	$14,367,800	$-

Interest expense on short-term loans for the three months ended December 31, 2010 and 2009 amounted to $186,611 and $0, respectively.  Interest expense on short-term loans for the six months ended December 31, 2010 and 2009 amounted to $198,057 and $23,753, respectively.

Note 8 – Warrants liability

Effective July 1, 2009, the Company reclassified the fair value of its warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2009.  On July 1, 2009, the Company reclassified from paid-in capital, as a cumulative effect adjustment, $1,965,945 to beginning retained earnings and $3,337,225 to warrants liability to recognize the fair value of such warrants. The fair value of the warrants was $3,805,755 and $2,920,520 on December 31 and June 30, 2010.  For the three months ended December 31, 2010 and 2009, the Company recognized a $1,414,408 loss and $3,356,796 gain from the change in fair value, respectively.  For the six months ended December 31, 2010 and 2009, the Company recognized losses of $1,260,150 and $3,916,645, respectively, from the change in fair value of the warrants liability.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the CRR Binomial Model using the following assumptions:

	December 31, 2010	June 30, 2010
Annual dividend yield	-	-
Expected life (years)	2.50	3.00
Risk-free interest rate	0.79%	0.98%
Expected volatility	85%	80%

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 9 – Related party transactions

Other payables – shareholders

Mr. He Weili, a 20.10% shareholder, leases office space to the Company at approximately the current fair market value from July 2010 to June 2011 with annual payments of approximately $176,000. For the three months ended December 31, 2010 and 2009, the Company recorded rent expense to the shareholder in the amount of approximately $44,000 and $43,000, respectively. For the six months ended December 31, 2010 and 2009, the Company recorded rent expense to the shareholder in the amount of approximately $88,000 and $86,000, respectively. As of December 31 and June 30, 2010, approximately $95,000 and $4,000, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 30.1% and 20.1% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable on demand.

Total other payables - shareholders as of December 31, and June 30, 2010 as follows:

	December 31, 2010	June 30, 2010
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	316,830	322,104
Total other payable – shareholders	$767,370	$772,644

Note 10 – Income taxes

Corporate income taxes for China

Companies, established before March 16, 2007, will continue to enjoy tax holiday treatment approved by the local Chinese government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate when the grace period expires. Xin Ao had received its tax holiday treatment until December 2007.  During the fourth quarter of the last year, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As a result of this certification, Xin Ao's effective income tax rate for China has been reduced to 15% from 25%. The new tax rate will be retroactive to January 1, 2009 and will be effective for three years, through December 31, 2011.For the three months ended December 31, 2010 and 2009, the provision for income taxes amounted to $978,233 and $811,813, respectively.  For the six months ended December 31, 2010 and 2009, the provision for income taxes amounted to $1,704,459 and $1,348,627, respectively.

The estimated tax savings for the three months ended December 31, 2010 and 2009 amounted to $652,155 and $541,208, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.18 to $0.14 for the three months ended December 31, 2010, and $0.62 to $0.58 for the three months ended December 31, 2009.

The estimated tax savings for the six months ended December 31, 2010 and 2009 amounted to $1,136,306 and $899,085, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.37 to $0.31 for the six months ended December 31, 2010, and $0.24 to $0.16 for the six months ended December 31, 2009.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Current
USA	$-	$-	$-	$-
China	978,233	811,813	1,704,459	1,348,627
	978,233	811,813	1,704,459	1,348,627
Deferred
Allowance for doubtful accounts	-	-	-	-
Net operating loss carryforward utilized	-	-	-	-
Valuation allowance	-	-	-	-
Net deferred	-	-	-	-
Total	$978,233	$811,813	$1,704,459	$1,348,627

Taxes payable consisted of the following:
	December 31, 2010	June, 30, 2010
Income taxes payable	$2,754,243	$1,536,610
Other taxes payables	109,088	33,304
Total taxes payable	$2,863,330	$1,569,914

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

The value of the warrants issued to the placement agent was $169,345 calculated by using the CRR Binomial Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR Binomial Model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of warrants outstanding:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
US $2.40	616,375	2.44 years

The following is a summary of the warrants activity for the six months ended December 31, 2010:

Outstanding as of June 30, 2010	678,875
Granted	-
Forfeited	-
Exercised	(62,500)
Outstanding as of December 31, 2010	616,375

In connection with the private placement, the Company agreed to file a registration statement to register the warrants and common stock issuable upon conversion of the preferred stock and exercise of the warrants, as defined. The registration statement was declared effective in January 2009; the Company incurred $140,000 in penalties for late registration based on the contract in connection with the private placement.

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

Employee Stock Options

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant.  On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement. As of December 31, 2010, all of the 50,000 options have been fully vested.

On December 1, 2008, the Company entered into a three-year agreement with the Company’s former Chief Financial Officer. In connection with his services, the Company issued from the option bonus pool a total of 200,000 options to purchase the Company’s common stock. The option bonus pool consists of four equal tranches of 50,000 options, with the first tranche of 50,000 options carrying an exercise price of $3.00, the second tranche of 50,000 options carrying an exercise price of $3.50, the third tranche of 50,000 options carrying an exercise price of $4.00, and the fourth tranche of 50,000 options carrying an exercise price of $4.50. A quarter (25%) of each tranche of options will vest at the end of each twelve-month period of the agreement.  Upon termination of his service in the first quarter of 2010, in addition to the 50,000 vested options per the vesting schedule described above, the Company agreed to vest additional 50,000 shares of options (12,500 shares from each tranche) immediately.

In January, 2010, the Company appointed a new CFO who is also the President of the Company. In connection with his services, the Company granted 12,500 options vesting on February 23, 2010 with an exercise price of $4.64, 35,000 share options vesting on March 5, 2010 with an exercise price $5.38, 15,000 option vesting on June 30, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options vesting on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of December 31, 2010, the 15,000 and 50,000 contingent options were forfeited due to failure to meet the performance condition.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company valued the stock options by the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the option activity during the six months ended December 31, 2010:

Number of options
Outstanding as of June 30, 2010	97,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	97,500

Following is a summary of the status of options outstanding and exercisable at December 31, 2010:

Outstanding options			Exercisable options
Average	Number	Average	Average	Number	Weighted
Exercise price		remaining	Exercise		average
		contractual life	price		exercise
		(years)			price
$2.90	50,000	7.77	$2.90	50,000	$2.90
$4.64	12,500	9.15	4.64	12,500	4.64
$5.38	35,000	9.18	5.38	35,000	5.38

For the three months ended December 31, 2010 and 2009, the Company recognized approximately $0 and $22,089, respectively, as compensation expenses for its stock option plan. For the six months ended December 31, 2010 and 2009, the Company recognized approximately $0 and $63,396, respectively, as compensation expenses for its stock option plan.

Restricted Stock Awards

Restricted stocks awarded are measured based on the market price on the grant date. The Company has awarded restricted shares of common stocks to the board of directors, senior management, and consultants.  For the three months ended September 30, 2009, the Company granted 10,000 shares of restricted stock and recognized $18,800 of related compensation expense.

On August 26, 2010, the Company engaged a consulting firm for investor relations for six months, and granted 120,000 shares of restricted stock, total fair value amounted to $411,600 on the grant date, and amortize through the period of services. For the three months ended December 31, 2010 and 2009, the Company recognized $283,887 and $38,534 of related compensation expenses.  For the six months ended December 31, 2010 and 2009, the Company recognized $462,189 and $57,382 of related compensation expenses.  Following is a summary of the restricted stock activity for the six months ended December 31, 2010:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonvested as of June 30, 2010	62,500
Granted	120,000
Vested	(162,500)
Nonvested as of December 31, 2010	20,000

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $11.5 million and $12 million as of December 31, 2010 and June 30, 2010.

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

Note 13 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended December 31, 2010 and 2009:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic earnings per share
Net income available to common shareholders	$3,231,989	$7,626,246	$6,540,309	$2,762,445
Weighted average shares outstanding-Basic	17,651,620	12,377,182	17,585,082	11,681,294
Earnings per share-Basic	$0.18	$0.62	$0.37	$0.24

Diluted earnings per share
Net income available to common shareholders	$3,231,989	$7,626,246	$6,540,309	$2,762,445
Add: Dividends on preferred stock	-	110,843	-	259,969
Add: Accretion on preferred stock	-	207,990	-	399,728
Net income for diluted EPS	$3,231,989	$7,945,079	$6,540,309	$3,422,142

Weighted average shares outstanding-Basic	17,651,620	12,377,182	17,585,082	11,681,294
Restricted stock	5,000	7,500	5,000	7,500
Warrants and options	545,935	1,093,508	477,842	1,052,507
Preferred stock	-	2,477,326	-	2,883,481

Weighted shares outstanding-Diluted	18,202,555	15,955,516	18,067,924	15,624,782
Earnings per share-Diluted	$0.18	$0.50	$0.36	$0.22

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 11, 2008, the Company issued 875,000 shares of preferred stock of which 865,625 shares preferred stock had been converted into 3,462,500 of common stock and 9,375 shares of preferred stock had been redeemed for $75,000.  Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, were subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock was treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock were added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.   For three and six months ended December 31, 2010, 616,375 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 530,360 and 465,448 shares of common stocks.  Further, 50,000 stock options and 5,000 shares of restricted stock vested but not issued were included in the diluted EPS calculation for the three and six months ended December 31, 2010.

Note 14 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $114,357 and $39,142 for the three months ended December 31, 2010 and 2009, respectively.  The Company’s contributions of employment benefits, including pension were approximately $185,610 and $56,822 for the six months ended December 31, 2010 and 2009, respectively.

Note 15 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party and the lease will expire on September 30, 2013 with annual payments of approximately $197,000.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2010 to June 2011 with annual payment of approximately $176,000. The rent is valued at fair value from the main property management.

The Company entered into three five-year and one four-year operating lease agreements during the fourth quarter of 2009.  The lease payments are for four manufacturing plants with various unrelated parties for a total monthly payment of $213,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors in exchange for agreeing to no increase in the future.  One of the lease agreements was terminated early on November 30, 2010.

Total operating lease expense for the three months ended December 31, 2010 and 2009 was $792,155 and $796,343, respectively.  Total operating lease expense for the six months ended December 31, 2010 and 2009 was $1,499,225 and $1,391,370, respectively.  Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of December 31, 2010, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending December 31,	Amount
2011	$200,978
2012	200,978
2013	250,711
2014	206,920

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the three months ended December 31, 2010:

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$26,205,792	$7,108,447	$1,207,396	$4,311	$-	$34,525,946
Depreciation	(296,245)	(644,991)	(1,394)	-	(14,295)	(956,925)
Operating income(loss)	1,807,073	1,776,332	1,041,106	4,051	(578,670)	4,409,892
Other income (expenses)	1,636,091	362,763	-	-	(1,771,608)	227,246
Interest income	-	-	-	-	157,220	157,220
Interest expenses	-	-	-	-	(224,136)	(224,136)
Capital expenditure	(2,706,519)	(741,112)	-	(442)	-	(3,448,073)

For the six months ended December 31, 2010:

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Corporate	Total
Net sales	$51,526,739	$11,580,224	$2,366,456	$9,609	$-	$65,483,028
Depreciation	(597,692)	(1,171,412)	(1,426)	-	(48,535)	(1,819,065)
Operating income(loss)	2,229,451	2,785,525	2,030,535	9,059	(1,073,203)	5,981,367
Other income (expenses)	3,155,348	631,070	-	-	(1,448,124)	(2,338,294)
Interest income	-	-	-	-	162,149	162,149
Interest expenses		-	-	-	(237,042)	(237,042)
Capital expenditure	(2,766,073)	(751,629)	-	(454)	-	(3,518,156)
Total assets as of December 31, 2010	$102,542,830	$23,045,684	$-	$19,125	$-	$125,607,639

For the three months ended December 31, 2009:

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$20,316,502	$3,663,114	$1,234,760	$949,936	$-	$26,164,312
Depreciation	(241,139)	(421,619)	(1,273)	(45,124)	(10,709)	(719,863)
Operating income(loss)	1,764,973	1,581,756	1,147,274	614,115	(1,030,742)	4,077,376
Other income	1,077,857	216,333	-	-	27,008	1,321,198
Interest income	-	-	-	-	1,524	1,524
Interest expenses	-	-	-	-	-	-
Capital expenditure	(114,282)	(48,467)	-	-	(527)	(163,276)

For the six months ended December 31, 2009:

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$35,203,259	$6,468,728	$2,479,655	$1,493,806	$-	$45,645,448
Depreciation	(531,393)	(745,240)	(2,544)	(90,858)	(17,848)	(1,387,883)
Operating income(loss)	2,193,685	2,607,338	2,327,540	1,107,819	(1,767,001)	6,469,381
Other income	1,854,061	379,163	-	-	5,543	2,238,767
Interest income	-	-	-	-	3,021	3,021
Interest expenses	-	-	-	-	(23,753)	(23,753)
Capital expenditure	(150,431)	(3,463,262)	-	-	(6,131)	(3,619,824)
Total assets as of December 31, 2009	60,152,105	11,053,259	-	1,641,629	359,984	73,206,977

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Following is the summary of the current litigation:

Beijing Xin Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $294,600 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of December 31, 2010, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “China ACM”, “Company”, “we”, “our”, and “us” refer to China Advanced Construction Materials Group, Inc. (a Delaware corporation) and its wholly-owned subsidiaries Advanced Investment Holdings Co, Inc., Xin Ao Construction Materials, Inc. (“BVI-ACM”) and Beijing Ao Hang Construction Materials Technology Co., Ltd. (“China-ACMH”), as well as the Company’s variable interest entities, Beijing Xin Ao Concrete Co., Ltd. (“Xin Ao”), Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd., Hong Sheng An Construction Materials Co., Ltd., Heng Tai Hong Sheng Construction Materials Co., Ltd., Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd., and Luan Xian Heng Xin Technology Co., Ltd..

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the non-cash expense of $1,722,339 for the six months ended December 31, 2010 on option and stock-based compensation along with the change in fair value of warrants liability, shown in the below chart, due to the adoption of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” accounting standard as discussed in the section “Derivative Liability” below.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009	Increase (Decrease)	2010		2009	Increase (Decrease)
	(Unaudited)				(Unaudited)
Net Income (Loss) -GAAP	$3,231,989		$7,945,081	$(4,713,092)	$6,540,309		$3,422,144	$3,118,165
Subtract:
Dividends and accretion on redeemable convertible preferred stock	$-		$318,835	$(318,835)	$-		$659,699	$(659,699)
Net Income available to Common shareholders -GAAP	$3,231,989		$7,626,246	$(4,394,257)	$6,540,309		$2,762,445	$3,777,864
Add Back (Subtract):
Change in fair value of warrants	$1,414,408		$(3,356,796)	$4,771,204	$1,260,150		$3,916,645	$(2,656,495)
Add Back (Subtract):
Change in Option and Equity Based Compensation	$283,887		$38,534	$245,353	$462,189		$120,778	$341,411
Adjusted Net Income available to Common shareholders -non-GAAP	$4,930,284		$4,307,984	$622,300	$8,262,648		$6,799,868	$1,462,780

Basic earning per share - GAAP	$0.18		$0.62	$(0.44)	$0.37		$0.24	$0.13
Add back (Subtract):
Change in fair value of warrant	$0.08		$(0.27)	$0.35	$0.07		$0.34	$(0.27)
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.02		$0.00	$0.02	$0.03		$0.01	$0.02
Adjusted basic earning per share non-GAAP	$0.28		$0.35	$(0.07)	$0.47		$0.59	$(0.12)

Diluted earning per share-GAAP	$0.18		$0.50	$(0.32)	$0.36		$0.22	$0.14
Add back (Subtract):
Change in fair value of warrant	$0.08	(a)	$(0.21)	$0.29	$0.07	(a)	$0.25	$(0.18)
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.01	(b)	$0.00	$(0.01)	$0.03	(b)	$0.01	$0.02
Adjusted diluted earning per share non-GAAP	$0.27		$0.29	$(0.02)	$0.46		$0.48	$(0.02)

Weighted average number of shares
Basic	17,651,620		12,377,182	5,274,438	17,585,082		11,681,294
Diluted	18,202,555		15,955,516	2,247,039	18,067,924		15,624,782

(a) The Company adopted the provisions of FASB ASC 815, which provides guidance with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008. The Company recognized a $1,414,408 charge from the change in fair value for the three months ended December 31, 2010.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC 718, “Compensation-Stock Compensation,” the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the six months ended December 31, 2010 and 2009, the Company recognized $462,189 and $57,382 of restricted stock as compensation expense. For the six months ended December 31, 2010 and 2009, the Company recognized $0 and $63,396, respectively, as compensation expenses for its stock option plan.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity, Xin Ao and its subsidiaries. The Company engages in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments. We are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

In March and April 2010, XinAo established five 100% owned subsidiaries in China and they are Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”)and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and there has been no significant operations as of December 31, 2010.  The purpose of these new subsidiaries is to support the Company's future growth.

During the six months ended December 31, 2010, we, together with our subsidiaries and variable interest entities, supported materials, services and our high speed railway projects through our network of five ready-mixed concrete plants throughout Beijing and twenty three portable plants located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease four additional plants in Beijing. On November 30, 2010 we terminated our Tianshun Plant lease so that as of December 31, 2010 we now have a network of four ready-mixed concrete plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products. Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our revenues will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government in 2008, which will focus primarily on transportation related projects such as railway, highway, and transportation related infrastructure. Additionally, the Ministry of Rail has announced its plans to invest $120.75 Billion (RMB823.5 Billion) in 70 new projects upgrading rail infrastructure in calendar 2010 which together with future planned rail infrastructure investment will total $730 Billion (RMB5 Trillion) by 2020. China’s State Development and Reform Commission recently announced plans to expand China’s subway system to 6,100KM investing $105 Billion (RMB700 Billion) through 2020. According to the Investment Research Institute of China’s State Development and Reform Commission during the 12th 5 year plan from 2011-2015 the Chinese government will invest $450 Billion (RMB 3 Trillion) in Railway and another $460 Billion (RMB3.05 Trillion) in Rural Infrastructure.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the six months ended December 31, 2010, five customers accounted for approximately 28% of the Company’s sales and 16% of the Company’s account receivables as of December 31, 2010, respectively. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

•
Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the parties, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. One payment of approximately $153,000 to Dongfangjianyu Institute of Concrete Science and Technology was paid under the agreement.

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

All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption through June 2011.

Derivative Liability

Effective July 1, 2009, the Company adopted the provisions of ASC 815, which determines whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended December 31, 2010 and 2009, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	Concrete Sales		Manufacturing Services		Technical Services		Mixer Rental		Corporate		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	26,205,792	20,316,502	7,108,447	3,663,114	1,207,396	1,234,760	4,311	949,936	-	-	34,525,946	26,164,312
Depreciation	(296,245)	(241,139)	(644,991)	(421,619)	(1,394)	(1,273)	-	(45,124)	(14,295)	(10,709)	(956,925)	(719,863)
Segment profit	1,807,073	1,764,973	1,776,332	1,581,756	1,041,106	1,147,274	4,051	614,115	(578,670)	(1,030,742)	4,409,892	4,077,376
Other income (expenses)	1,636,091	1,077,857	362,763	216,333	-	-	-	-	(1,771,608)	27,008	227,246	1,321,198
Interest income	-	-	-	-	-	-	-	-	157,220	1,524	157,220	1,524
Interest expenses	-	-	-	-	-	-	-	-	(224,136)	-	(224,136)	-
Capital expenditure	(2,706,519)	(114,882)	(741,112)	(48,467)	-	-	(442)	-	-	(527)	(3,448,073)	(163,276)

BUSINESS SEGMENT RESULTS – SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

	Concrete Sales		Manufacturing Services		Technical Services		Mixer Rental		Corporate		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	51,526,739	35,203,259	11,580,224	6,468,728	2,366,456	2,479,655	9,609	1,493,806	-	-	65,483,028	45,645,448
Depreciation	(597,692)	(531,393)	(1,171,412)	(745,240)	(1,426)	(2,544)	-	(90,858)	(48,535)	(17,848)	(1,819,065)	(1,387,883)
Segment profit	2,229,451	2,193,685	2,785,525	2,607,338	2,030,535	2,327,540	9,059	1,107,819	(1,073,203)	1,767,001)	5,981,367	6,469,381
Other income (expenses)	3,155,348	1,854,061	631,070	379,163	-	-	-	-	(1,448,124)	5,543	(2,338,294)	2,238,767
Interest income	-	-	-	-	-	-	-	-	162,149	3,021	162,149	3,021
Interest expenses	-	-	-	-	-	-	-	-	(237,042)	(23,753)	(237,042)	(23,753)
Capital expenditure	(2,766,073)	(150,431)	(751,629)	(3,463,262)	-	-	(454)	-	-	(6,131)	(3,518,156)	(3,619,824)
Total assets as of December 31 (Unaudited)	102,542,830	60,152,105	23,045,684	11,053,259	-	-	19,125	1,641,629	-	359,984	125,607,639	73,206,977

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 5 ready mix concrete batching plants in Beijing. As of November 30, 2010, we terminated our lease for our Tianshun plant so that as of December 31, 2010 we now have a network of four ready-mixed concrete plants in Beijing.. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame moulds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 23 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

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

Consolidated Results of Operations

Comparison of the Three Months Ended December 31, 2010 to December 31, 2009

The following table sets forth key components of our results of operations for the three months ended December 31, 2010 and 2009, in US dollars:

	Three Months Ended
	December 31,
	2010	2009
	(UNAUDITED)			Percentage
			Increase (Decrease)	Increase (Decrease)

Total revenue	$34,525,946	$26,164,312	$8,361,634	32%
Total cost of revenue	27,843,836	20,929,686	6,914,150	33%
Gross profit	6,682,110	5,234,626	1,447,484	28%
Selling, general and administrative expenses	2,632,218	1,157,250	1,474,968	56%
Other income, net	160,330	4,679,518	(4,519,188)	(97)%
Income before provision for income taxes	4,210,222	8,756,894	(4,546,672)	(52)%
Income taxes expense	978,233	811,813	166,420	20%
Net income	3,231,989	7,945,081	(4,713,092)	(59)%
Dividends and accretion on redeemable preferred	-	318,835	(318,835)	(100)%
Net income available to Common shareholders	$3,231,989	$7,626,246	$(4,394,257)	(58)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the three months ended December 31, 2010, we generated revenue of $34,525,946, compared to $26,164,312 during the same period of 2009, an increase of $8,361,634, or 32%. Such increase in our revenue is due primarily to our increased production volumes both in and outside of Beijing for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. On November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%.

As a result, our concrete sales revenue was $26,205,792 for the three months ended December 31, 2010, an increase of $5,889,290, or 29%. The increase in revenues attributable to concrete sales was principally due to a greater number of fixed plants than the same period in fiscal year 2010 as well as higher prices and organic growth to include a broader client base.

During the three months ended December 31, 2010, we continued to supply concrete products to 10 railway projects throughout China through our portable plants, specifically projects located in Shaanxi Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed $7,108,447 to our total revenue for the three months ended December 31, 2010, an increase of $3,445,333, or 94%, compared to the three months ended December 31, 2009. The increase in revenue was attributable principally to the addition of new portable plants to service a growing business pipeline compared to the same period in the prior fiscal year. For these railway projects, the general contractors typically supplied their own raw materials while we provided manufacturing and transportation services.

In addition, revenue generated through our technical consulting services was $1,207,396 during the three months ended December 31, 2010, a decrease of $27,364, or 2%, compared to the same fiscal quarter in 2009. The decrease is due to the expiry of two technically serviced contract plants in Beijing compared to the same fiscal quarter in 2009. During the three months ended December 31, 2010, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $4,311, a decrease of $945,625, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

We anticipate that our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020 and the 12th 5 Year Plan installment.  We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $27,843,836 for the three months ended December 31, 2010, as compared to $20,929,686 for the three months ended December 31, 2009, an increase of $6,914,150, or 33%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing services as compared to the same period in 2009. The increase in cost of revenue was also due to the fixed costs associated with the addition of seven new portable plants, as well as increases in crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the same period last year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material and particularly cement pricing.

The cost of revenue on concrete increased $4,382,333, or 24%, for the three months ended December 31, 2010, as compared to the same period of 2009. Such increase was due to an increase in our concrete production as a result of additional plants we added in Beijing leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase in crude oil prices and raw materials as indicated above as compared to the same period last year. The Company also experienced operational inefficiencies at our Beijing Tianshun Fixed Plant, generating a negative gross margin of (9.5%) for the three month period ending December 31, 2010, resulting in the termination of its lease on November 30, 2010.

Cost of revenue with respect to our manufacturing services increased $2,850,270, or 138%, during the three months ended December 31, 2010, as compared to the same period last year. The increase in our cost of sales is due primarily to the greater operational fixed cost base associated with the addition of new portable plants which have not yet reached production economies of scale, as well slowing production at portable plants nearing project completion in and Hangzhou, Ningbo and Xiaoshan, Zhejiang; and Panjin, Liaoning; and minor operational inefficiencies at Zhaoqing, Guangdong and Guangxi due to delayed municipal government resident relocation efforts for land development.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $6,682,110 for the three months ended December 31, 2010, as compared to $5,234,626 for the three months ended December 31, 2009. Our gross profit for sale of concrete was $3,370,163, or 13% of revenue, for the three months ended December 31, 2010, compared to $1,863,206, or 9% of revenue, for the same period last year, an increase of $1,506,957. The increased gross profit for concrete sales for the three months ended December 31, 2010, compared with the same period in 2009, reflects higher demand and higher prices for our concrete products in Beijing as compared to the same period last year. More specifically, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%. As a value added cement product, we intend to continue adjusting our concrete sales prices in tandem with changes in the prices of cement.

Our gross profit with respect to our manufacturing services was $2,194,531, or 31%, for the three months ended December 31, 2010, an increase of $595,063 from the same period of 2009. Such increase was principally due to the addition of new portable plants, which was offset by an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and project delays stemming from delayed municipal government resident relocation efforts as well as an increase in costs of transportation. The primary reasons for the margin drop from 44% during the same period last year are (i) the mismatch of a larger operation fixed cost base during a period of capacity ramp-up, (ii) the fact that four plants (Panjin, Liaoning ; Zhuji Xiaoshan, Zhejiang; Hangzhou, Zhejiang; and Ningbo, Zhejiang) nearing project completion experienced production slowdowns as they approach redeployment or retirement, and (iii) operational inefficiencies due to project delays associated with municipal government delayed resident relocation efforts at two of our plants (Zhaoqing, Guangdong and Guangxi). The Company expects to record in subsequent periods the balance of income associated with delayed projects for ongoing contracts which are generally assigned a fixed completion term as well as additional income for the new capacity which has been added.

Our gross profit with respect to technical services was $1,113,105, or 92%, for the three months ended December 31, 2010, compared to $1,153,244, or 93%, for the same period last year, a decrease of $40,139, or 3%. The primary reason for the decrease is the service term expiration of two technically serviced plants in Beijing.

Our gross profit with respect to mixer rentals was $4,311, or 100%, during the three months ended December 31, 2010 compared to $618,708, or 65%, for the same period last year, a decrease of $614,397, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

We plan to continue expanding our manufacturing services as well as targeting new higher margin concrete sales markets, which produce the highest scalable gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $2,632,218 for the three months ended December 31, 2010, an increase of $1,474,968, or 56%, as compared to $1,157,250 for the three months ended December 31, 2009. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $160,330 for the three months ended December 31, 2010, as compared to net other income of $4,679,518 for the three months ended December 31, 2009, a decrease of $4,519,188, or 97%. The decrease in net other income was primarily due to an increase in change in fair value of warrants expense of ($1,414,408) as compared to an income of $3,356,796 during the same period last year. We also experienced an increase in other subsidy income to $1,998,855 for the three months ended December 31, 2010, as compared to $1,323,515 in the same period of 2009, an increase of $675,340, or 51%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption through June 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $(224,136) for the three months ended December 31, 2010, as compared to $0 for the three months ended December 31, 2009, an increase of $224,136. This was offset by Interest income of $157,220 for the three months ended December 31, 2010, as compared to $1,524 in the same period of 2009, an increase of $155,696, or 10216%

Provision for Income Taxes. Provision for income taxes amounted to $978,233 and $811,813 for the three months ended December 31, 2010 and 2009, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net (Loss) Income. We recognized net income of $3,231,989 for the three months ended December 31, 2010, as compared to net income of $7,626,246 for the same period in 2009, a decrease of $4,394,257. Such decrease in net income was attributable to an increase in change in fair value of warrants expense of $1,414,408 as compared to an income of $3,356,796 during the same period last year offset by a yearly increase in our plant production capacity across our plant network including the addition of new portable plants across the country, all of which were offset by an increase in production costs for plants nearing retirement, new portable plants not yet in operation, project delays associated with delayed resident relocations and selling, general, and administrative expense on an increased labor base of a larger scale operations. Our management believes that our profits may increase during the next 6 months as we continue to expand into service sectors and geographies that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We may also consider to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $318,835 for the three months ended December 31, 2010, as compared to the same period of 2009, was due to the maturity of the redeemable convertible preferred on June 12, 2010.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and share-based compensation, our net income available to Common shareholders would be $4,930,284 for the three months ended December 31, 2010, an increase of $622,300, or 14%, as compared to net income after cash dividends paid of $4,307,984 for the same period in 2009. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Comparison of the Six Months Ended December 31, 2010 to December 31, 2009

The following table sets forth key components of our results of operations for the six months ended December 31, 2010 and 2009, in US dollars:

	Six Months Ended
	December 31,
	2010	2009
	(UNAUDITED)			Percentage
			Increase (Decrease)	Increase (Decrease)

Total revenue	$65,483,028	$45,645,448	$19,837,580	43%
Total cost of revenue	54,675,654	37,123,786	17,551,868	47%
Gross profit	10,807,374	8,521,662	2,285,712	27%
Selling, general and administrative expenses	4,826,007	2,052,281	2,773,726	135%
Other income (expense), net	2,263,401	(1,698,610)	3,962,011	233%
Income before provision for income taxes	8,244,768	4,770,771	3,473,997	73%
Income taxes expense	1,704,459	1,348,627	355,832	26%
Net income	6,540,309	3,422,144	3,118,165	91%
Dividends and accretion on redeemable preferred	-	659,699	(659,699)	(100)%
Net income available to Common shareholders	$6,540,309	$2,762,445	$3,777,864	137%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the six months ended December 31, 2010, we generated revenue of $65,483,028 compared to $45,645,448 during the same period of 2009, an increase of $19,837,580 or 43%. Such increase is due to our increased production volumes both in and outside of Beijing for the six months ending December 31, 2010 compared to the six months ending December 31, 2009. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%.

As a result, our concrete sales revenue was $51,526,739 for the six months ended December 31, 2010, an increase of $16,323,480, or 46%. The increase in revenues attributable to concrete sales was principally due to higher prices and organic growth to include a broader client base.

During the six months ended December 31, 2010, we continued to supply concrete products to 10 railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed $11,580,224 to our total revenue for the six months ended December 31, 2010, an increase of $5,111,496, or 79%, compared to the six months ended December 31, 2009. The increase in revenues attributable to our manufacturing services was principally due to the addition of new portable plants to service a growing business pipeline. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

In addition, revenue generated through our technical consulting services was $2,366,456 during the six months ended December 31, 2010, a decrease of $113,199, or 5%, compared to the same fiscal quarter in 2009. The decrease is due to the expiry of two technically serviced contract plants in Beijing when compared to the six months ending December 31, 2009. During the six months ended December 31, 2010, we also rented our mixer trucks to mixture stations which generated mixer rental revenues of $9,609, a decrease of $1,484,197, or 99%, as we experienced greater overall fleet capacity utilization as the business expands.

We anticipate that our overall sales revenue will continue to grow due to the Chinese government’s announcement of a 4 trillion Yuan (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020 and the 12th 5 Year Plan installment.We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $54,675,654 for the six months ended December 31, 2010, as compared to $37,123,786 for the six months ended December 31, 2009, an increase of $17,551,868, or 47%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing and technical services as well as other services compared to the same period in 2009. The increase in cost of revenue was also due to the addition of new portable plants, as well as increases in crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the same period last year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material pricing in particular the price of cement.

The cost of revenue on concrete increased $13,554,300, or 41%, for the six months ended December 31, 2010, as compared to the same period of 2009. Such increase was due to an increase in our concrete production as a result of additional plants we added in Beijing during the second fiscal quarter, leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase in crude oil prices and raw materials as indicated above as compared to the same period last year. The Company also experienced operational inefficiencies at our Beijing Tianshun Fixed Plant, generating a negative gross margin of (5.5%) for the three month period ended September 30, 2010, and (9.5%) for the three month period ending December 31, 2010, resulting in the termination of its lease on November 30, 2010.

Cost of revenue with respect to our manufacturing services increased $4,310,228, or 79%, during the six months ended December 31, 2010, as compared to the same period last year. The increase in our cost of sales is due primarily to the greater operational fixed cost base associated with the addition of new portable plants which have not yet reached production economies of scale, as well slowing production at portable plants nearing project completion in Panjin, Liaoning; Lulong, Hebei; and Ningbo, Hangzhou and Zhuji Xiaoshan, in Zhejiang, and operational inefficiencies at Zhaoqing, Guangdong and Guangxi due to delayed municipal government resident relocation efforts for land development and the fact that three plants (Suzhou, Jiangsu; Liuzhou, Guangxi and Ankang, Shaanxi) were retired/redeployed as they reached the end of their contracts.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $10,807,374 for the six months ended December 31, 2010, as compared to $8,521,662 for the six months ended December 31, 2009. Our gross profit for sale of concrete was $5,182,427, or 10% of revenue, for the six months ended December 31, 2010, compared to $2,413,247, or 7% of revenue, for the same period last year, an increase of $2,769,200. The higher gross profit for concrete sales for the six months ended December 31, 2010, compared with the same period in 2009, reflects higher demand and higher prices for our concrete products in Beijing as compared to the same period last year. The primary reason for the margin increase in concrete sales from 7% in the first quarter of our 2011 fiscal year is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was $3,449,183, or 30%, for the six months ended December 31, 2010, an increase of $801,268 from the same period of 2009. Such increase was principally due to the addition of new portable plants, which was offset by an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and project delays stemming from delayed municipal government resident relocation efforts as well as an increase in costs of transportation. The primary reasons for the margin drop from 41% during the same period last year are (i) the mismatch of a larger operation fixed cost base during a period of capacity ramp-up, (ii) the fact that a significant number of plants (Lulong, Hebei; Panjin, Liaoning; Ningbo, Zhejiang; Hangzhou, Zhejiang and Zhuji Xiaoshan, Zhejiang) nearing project completion experienced production slowdowns as they approach redeployment or retirement, (iii) operational inefficiencies due to project delays associated with municipal government delayed resident relocation efforts at two of our plants (Zhaoqing, Guangdong and Guangxi), and (iv) the fact that three plants (Suzhou, Jiangsu; Liuzhou, Guangxi and Ankang, Shaanxi) were retired/redeployed as the reached the end of their contracts. The Company expects to record in subsequent periods the balance of income associated with delayed projects for ongoing contracts which are generally assigned a fixed completion term as well as additional income for the new capacity which has been added.

Our gross profit with respect to technical services was $2,166,155, or 92%, for the six months ended December 31, 2010, compared to $2,343,656, or 95%, for the same period last year, a decrease of $177,501, or 8%. The primary reason for the decrease is the service term expiration of two technically serviced plants in Beijing when compared to the six months ended December 31, 2009.

Our gross profit with respect to mixer rentals was $9,609, or 100%, during the six months ended December 31, 2010, compared to $1,116,844, or 75%, for the same period last year, a decrease of $1,107,235, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

We plan to continue expanding our manufacturing services as well as targeting new higher margin concrete sales markets, which produce the highest scalable gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $4,826,007 for the six months ended December 31, 2010, an increase of $2,773,726, or 135%, as compared to $2,052,281 for the six months ended December 31, 2009. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $2,263,401 for the six months ended December 31, 2010, as compared to net other (expense) of $(1,698,610) for the six months ended December 31, 2009, an increase in other income of $3,962,011, or 233%. The increase in net other income was primarily due to a decrease in change in fair value of warrants expense of ($1,260,150) as compared to an expense of $(3,916,645) during the same period last year. We also experienced an increase in other subsidy income to $3,786,418 for the six months ended December 31, 2010, as compared to $2,290,287 in the same period of 2009, an increase of $1,496,131, or 65%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $(237,042) for the six months ended December 31, 2010, as compared to $(27,753) for the six months ended December 31, 2009, a decrease of $209,289. In addition the Company also had Interest income of $162,149 for the six months ended December 31, 2010, as compared to $3,021 in the same period of 2009, an increase of $159,128, or 5267%.

Provision for Income Taxes. Provision for income taxes amounted to $1,704,459 and $1,348,627 for the six months ended December 31, 2010 and 2009, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net (Loss) Income. We recognized net income of $6,540,309 for the six months ended December 31, 2010, as compared to net income of $3,422,144 for the same period in 2009, an increase of $3,118,165. Such increase in net income was attributable to higher prices and organic growth to include a broader client base driving a yearly increase in our plant production capacity across our plant network including the addition of new portable plants across the country, all of which were offset by an increase in production costs for retiring plants, plants nearing retirement, new portable plants not yet in operation, project delays associated with delayed resident relocations and selling, general, and administrative expense on an increased labor base of a larger scale operations. Our management believes that our profits may increase during the next 6 months as we continue to expand into service sectors and geographies that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects. We may also consider to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $659,699 for the six months ended December 31, 2010, as compared to the same period of 2009, was due to the maturity of the redeemable convertible preferred on June 12, 2010.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and stock and option-based compensation, our net income available to Common shareholders would be $8,262,648 for the six months ended December 31, 2010, an increase of $1,462,780, or 22%, as compared to net income after cash dividends paid of $6,799,868 for the same period in 2009. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $3,153,149. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

Summary of Cash Flow Statements

	Six Months Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net cash (used in) provided by operating activities	$(2,433,775)	$1,055,871
Net cash provided by (used in) investing activities	(12,029,417)	(260,835)
Net cash provided by (used in) financing activities	12,263,045	(2,726,172)
Effect of foreign currency translation on cash and cash equivalents	2,052,476	(7,330)
Net decrease in cash and cash equivalent	$(147,671)	$(1,938,466)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, raw material procurement, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled $2,433,775 for the six months ended December 31, 2010, as compared to net cash provided by operating activities of $1,055,871 for the same period of 2009. The decrease in net cash provided by operating activities was primarily due to an increase of accounts receivable due to increased sales coupled with slower collection of the receivables and other receivables which were partially offset by an increase in our cash flows from increased sales activities, an increase in accounts payable and taxes payable and a decrease of inventories during the six months ended December 31, 2010. We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing , combined with winning a larger proportion of manufacturing services revenues and strengthening our efforts to negotiate more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was $12,029,417 for the six months ended December 31, 2010, as compared to $260,835 net cash used in investing activities for the six months ended December 31, 2009. The increase in cash used in investing activities was due to the Company entered into an investment agreement with financial investment guaranty company, whereby the Company  may invest up to RMB 100,000,000. The financial investment company then will invest the company’s funds in financial instruments including bonds, mortgage trust and mutual funds.  The return on this investment is guaranteed at 7% per annum. The company’s funds deposited with the financial investment company are not insured.  For the three months ended December 31, 2010, the Company invested a total of RMB 79,000,000 ($11,880,800).  Investment income of RMB 1,036,000 (approximately $155,000) was recognized and included in the non-operating income. The company also spent approximately $890,859 on office equipment associated with our new quality control system.

Financing Activities. Net cash provided by financing activities totaled $12,263,045 for the six months ended December 31, 2010, as compared to net cash used in financing activities of $2,726,172 during the same period of 2009. The increase in cash provided by financing activities was due to net proceeds of our August 18, 2010 HuaXia Bank Loan Facility of $1,512,400, proceeds from our September 29, 2010 Shanghai Pudong Development Bank Loan Facility of $9,074,400,  proceeds from our September 26, 2010 Citibank Bank Loan Facility of $2,268,600, and proceeds from our November 4, 2010 Zhaoshang Bank Loan Facility of $1,512,400. The net proceeds from the loan facilities will be used for financing working capital, raw material purchases and general corporate purposes.

Cash. As of December 31, 2010, we had cash of $3,153,149 as compared to $1,696,339 as of December 31, 2009. This increase is due primarily to newly approved loans and credit facilities amounting to $14,367,800.

We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

 Accounts Receivable

Although accounts receivable have increased with revenues, they have not grown as quickly as revenues.   Collection days averaged 127 days for the six months ended December 31, 2010, as compared to 93 average turnover days for the six months ended December 31, 2009.  Accounts receivable from 0-90 days were 49%, 91-180 days were 29% between 181-365 days were 19%, and 1-2 years were 3%.  The increase in collection days is primarily due to the increased sales coupled with slower collection of the receivables, with a disproportionate impact coming from Beijing concrete sales accounts receivable inclusive of raw material unit sales costs.

Loan Facilities

We had a total of $14,367,800 and $0 outstanding on loans and credit facilities as of December 31, 2010 and June 30, 2010, respectively. The loans consisted of the following:

	December 31, 2010	June 30, 2010
	(UNAUDITED)
Loan from Beijing Branch Shanghai Pudong Development Bank interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Materials Group, Inc and personally guaranteed by CEO Xianfu Han, COO Weili He and their spouses.	$9,074,400	$0

Loan from Huaxia Bank interest rate of 5.841% per annum, due August 18, 2011, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd. and Beijing Xinhang Construction Material Group Co., Ltd., together with a personal guarantee from Mr. Han, the Company's CEO.	1,512,400	0

Loan from Citibank, interest rate of 5.83% per annum, due September 26, 2011, guaranteed by Beijing Xinhang Construction Material Group Co., Ltd., together with a personal guarantee from Mr. Han, the Company's CEO and COO Weili He.	2,268,600	0

Loan from Zhaoshang Bank, interest rate of 6.116% per annum, due November 4, 2011, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd together with a personal guarantee from Mr. Han, the Company's CEO.	1,512,400	0

Total short term loans	$14,367,800	$0

Total interest expense on short-term loans for the six months ended December 31, 2010 and 2009 amounted to $186,611 and $0, respectively.

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

Critical Accounting Policies and Estimates

The accompanying condensed consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. China ACM, its subsidiaries and Xin Ao, together are referred to as the Company. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. Under the transition rules, the financial statements of Xin Ao are then consolidated with China ACM’s financial statements.

Our management's discussion and analysis of our financial condition and results of operations are based on the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included , we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When management identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of December 31, 2010 and 2009 from its US operations. Penalties and interest incurred to underpayment of income tax, if any, are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the years ended December 31, 2010 and 2009.

The VIE entities have cumulative undistributed earnings of approximately $37.9 million and $29.5 million as of December 31, 2010 and June 30, 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and has incurred net operating losses of $380,000 for income tax purposes for the six months ended December 31, 2010, which excludes $462,189 stock based compensation expenses and gain in fair value of warrant liabilities of $1,260,150. The cumulative net operating loss carry forwards for United States income taxes amounted to $1,367,000.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

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

Warrants liability, receivables and current liabilities qualify as financial instruments. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be effective for the years beginning after December 15, 2011, except for the disclosure of the roll forward activities for Level 3 fair value measurements, which will become effective for the years beginning after December 15, 2010. The update requires new disclosures only and will have no impact on our condensed consolidated financial position, results of operations, or cash flow.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 23. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-17 will not have a significant impact on the company’s condensed consolidated financial statements.

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

As of December 31, 2010, the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended December 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended December 31, 2010.

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

Date: February 11, 2011	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy Goodwin
Jeremy Goodwin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)