Form 10-Q
period 2011-03-31
China Advanced Construction Materials Group, Inc
filed 2011-05-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,764,387

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.  AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$3,379,136	$3,300,820
Restricted cash	-	57,580
Notes receivable	1,382,104	-
Accounts receivable, net of allowance for doubtful accounts of $1,396,679 and $456,085, respectively	71,327,037	36,072,691
Inventories	2,084,784	2,164,769
Investment	12,063,300	-
Other receivables	2,484,943	1,416,653
Prepayments	3,557,999	2,821,687
Total current assets	96,279,303	45,834,200

PROPERTY, PLANT AND EQUIPMENT, net	28,796,052	26,488,354

OTHER ASSETS:
Accounts receivable, net of allowance for doubtful accounts of $0 and $4,607, respectively	-	364,371
Deferred tax assets	-	127,741
Advances on equipment purchases	5,141,409	8,382,383
Prepayments	3,248,456	4,414,391
Total other assets	8,389,865	13,288,886

Total assets	$133,465,220	$85,611,440

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$14,506,500	$-
Accounts payable	35,219,934	16,473,080
Customer deposits	1,086,961	711,219
Other payables	446,260	329,136
Other payables - shareholders	783,110	772,644
Accrued liabilities	1,179,727	1,652,751
Taxes payable	2,931,723	1,569,914
Total current liabilities	56,154,215	21,508,744

OTHER LIABILITIES
Warrants liability	2,377,828	2,920,520
Total liabilities	58,532,043	24,429,264
Commitments and contingencies
SHAREHOLDERS' EQUITY:

Common stock, $0.001 par value, 74,000,000 shares authorized, 17,751,887 and 17,467,104 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	17,752	17,467
Paid-in-capital	34,860,930	33,720,762
Retained earnings	28,821,463	19,912,444
Statutory reserves	5,705,427	4,511,520
Accumulated other comprehensive income	5,527,605	3,019,983
Total shareholders' equity	74,933,177	61,182,176
Total liabilities and shareholders' equity	$133,465,220	$85,611,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUE
Sales of concrete	$16,534,918	$11,556,117	$68,061,657	$46,759,376
Manufacturing services	6,118,314	4,060,284	17,698,538	10,529,012
Technical services	463,434	587,507	2,829,890	3,067,162
Other	1,611	246,858	11,220	1,740,664
Total revenue	23,118,277	16,450,766	88,601,305	62,096,214

COST OF REVENUE
Concrete	14,299,775	10,479,692	60,644,087	43,269,703
Manufacturing services	4,683,952	1,657,288	12,814,993	5,478,101
Technical services	98,160	84,120	298,461	220,119
Other	-	67,175	-	444,137
Total cost of revenue	19,081,887	12,288,275	73,757,541	49,412,060

GROSS PROFIT	4,036,390	4,162,491	14,843,764	12,684,154

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,640,981	1,538,889	7,466,988	3,591,170

INCOME FROM OPERATIONS	1,395,409	2,623,602	7,376,776	9,092,984

OTHER INCOME (EXPENSE), NET
Other subsidy income	1,359,194	854,891	5,145,613	3,145,178
Realized gain from sales of marketable securities	-	-	-	27,008
Non-operating (expense), net	(53,047)	(12,359)	(241,021)	(90,887)
Change in fair value of warrants liability	1,427,927	(473,302)	167,777	(4,389,947)
Interest income	211,718	2,985	373,867	6,006
Interest expense	(213,154)	(12)	(450,196)	(23,765)
TOTAL OTHER INCOME (EXPENSE), NET	2,732,638	372,203	4,996,040	(1,326,407)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,128,047	2,995,805	12,372,816	7,766,577

PROVISION FOR INCOME TAX	565,431	604,006	2,269,890	1,952,633

NET INCOME	3,562,616	2,391,799	10,102,926	5,813,944

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	-	209,535	-	869,234

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,562,616	$2,182,264	$10,102,926	$4,944,710

COMPREHENSIVE INCOME:
Other Comprehensive Income (Loss)	$3,562,616	$2,391,799	$10,102,926	$5,813,944
Unrealized loss from marketable securities	-	(20,605)	-	(20,605)
Foreign currency translation adjustment	743,868	23,720	2,507,622	(56,374)

COMPREHENSIVE INCOME	$4,306,484	$2,394,914	$12,610,548	$5,736,965

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,743,970	13,941,654	17,637,272	12,424,000
Diluted	18,352,403	16,419,906	18,173,701	15,644,427

Earnings per share:
Basic	$0.20	$0.16	$0.57	$0.40
Diluted	$0.19	$0.15	$0.56	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the nine months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,102,926	$5,813,944
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,813,308	2,112,510
Stock-based compensation expense	765,538	483,789
Deferred tax provision	130,212	-
Provision for (recovery) of allowance for doubtful accounts	903,871	(128,996)
Change in fair value of warrants liability	(167,777)	4,389,947
Loss realized from disposal of property, plant, and equipment	254,405	-
Realized gain on sale of marketable securities	-	(27,008)
Changes in operating assets and liabilities
Accounts receivable	(33,897,733)	(20,953,143)
Notes receivable	(1,359,024)	10,780
Inventories	156,688	(843,654)
Other receivables	(1,011,550)	1,504,898
Prepayments	(622,639)	(847,300)
Long term prepayment	1,305,593	(264,834)
Accounts payable	17,196,864	11,970,616
Customer deposits	343,828	559,316
Other payables	105,687	(25,427)
Accrued liabilities	(520,692)	471,460
Taxes payable	1,282,476	177,730
Net cash (used in) provided by operating activities	(2,218,019)	4,404,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	78,187
Advances on equipment purchase	-	(4,826,142)
Proceeds from disposal of property, plant, and equipment	747,168	-
Purchase of property, plant and equipment	(985,058)	(4,646,959)
Investment	(11,880,800)	-
Net cash used in investing activities	(12,118,690)	(9,394,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	12,286,315	146,247
Payments on short term loan	(75,075)	(4,508,664)
Rent payment to shareholder	9,507	(185,369)
Restricted cash	57,580	40,668
Proceeds from exercise of options	-	187,500
Proceeds from warrants exercised	-	571,351
Proceeds from issuance of common stock, net of offering costs	-	11,117,094
Preferred dividends paid	-	(415,624)
Net cash provided by financing activities	12,278,327	6,953,203

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	2,136,698	(7,741)

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,316	1,955,176

CASH AND CASH EQUIVALENTS, beginning of period	3,300,820	3,634,805

CASH AND CASH EQUIVALENTS, end of period	$3,379,136	$5,589,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  For interim financial information and with the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2010 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of March 31, 2011, and its consolidated results of operations and cash flows for the three and nine months ended March 31, 2011 and 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the Company. All material intercompany transactions have been eliminated.

[Missing Graphic Reference]

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31, 2011	June 30, 2010
Current assets	$95,638,412	$44,161,471
Property, plant and equipment	28,244,415	25,891,066
Other noncurrent assets	6,076,460	9,029,763
Total assets	129,959,287	79,082,300
Liabilities	(55,261,330)	(20,486,646)
Intercompany payables*	(9,534,392)	(39,124,318)
Total liabilities	(64,795,722)	(59,610,964)
Net assets	$65,163,565	$19,471,336

* Payables are eliminated upon consolidation.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates made in the preparation of the Company’s unaudited condensed consolidated financial statements relate to the assessment of the fair value of share-based payments, the collectability of accounts receivable, valuation allowance of deferred income taxes and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at March 31, 2011 and June 30, 2010 were translated at RMB 6.55 and RMB 6.81 to $1.00, respectively. The average translation rates applied to the condensed consolidated statements of income and cash flows for nine months ended March 31, 2011 and 2010 were RMB 6.68 and RMB 6.84 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three and nine months ended March 31, 2011 and 2010.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation in the PRC has granted the Company VAT tax exemption up to June 2011. The Company has applied for VAT tax exemption extension and expect to receive an additional 2-year extension. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value (see note 8).

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of risk

Major customers – For the three and nine months ended March 31, 2011 and 2010, no customer accounted for more than 10% of the company’s total sales.  As of March 31, 2011 and June 30, 2010, no customer accounted for more than 10% of the company’s account receivable balance.

Notes Receivable

Notes receivable includes trade accounts due from customers where the customers’ banks have guaranteed the payment.  The notes are non-interest bearing and normally paid within six months.  The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.  The Company had $1.4 million and $0 outstanding at March 31, 2011 and June 30, 2010, respectively.

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

Investment

During the nine months ended March 31, 2011, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to RMB 100,000,000.  The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds.  The return on this investment is guaranteed at 7% per annum.  The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment.  However, the Company’s funds deposited with the financial investment company are not insured.  For the nine months ended March 31, 2011, the Company invested a total of RMB 79,000,000 ($12,063,300).  Investment income of RMB 1,918,500 (approximately $288,000) was recognized and included in the non-operating income.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When management identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of March 31, 2011 and June 30, 2010, management believes there was no impairment.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of March 31, 2011 and June 30, 2010 from its US operation, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the nine months ended March 31, 2011 and 2010.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The VIE entities have cumulative undistributed earnings of approximately $40.6 million and $29.5 million as of March 31, 2011 and June 30, 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

China ACM was organized in the United States and has incurred net operating losses of approximately $543,000 for income tax purposes for the nine months ended March 31, 2011, which excludes the tax effect of $765,538 stock based compensation expenses and gain in fair value of warrant liabilities of $167,777.  The cumulative net operating loss carry forwards for United States income taxes amounted to approximately $1,530,000.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the nine months ended March 31, 2011 was an increase of approximately $185,000. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Income tax returns for United States for the years prior to 2007 are no longer subject to examination by tax authorities.  The deferred tax assets and allowance are as followed:

China ACM	March 31, 2011	June 30, 2010
Net operating losses carryforward	$1,530,000	$986,000
Income tax rate	34%	34%
Deferred tax assets	520,000	335,000
Valuation allowance	(520,000)	(335,000)
	$-	$-

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. The Company had deferred tax assets of $0 and $127,741 as of March 31, 2011 and June 30, 2010 from its Chinese operations, respectively.  The deferred tax asset balance was acquired by the VIE entity’s (XinAo) operating station through the four-year operating lease agreement (see Note 15) during the fiscal year ended June 30, 2010.  The lease agreement stated the leasor would transfer its own operating loss carry forward to VIE entity to offset the net income from the station. The net operating loss carry forward resulted in $668,000 of deferred tax assets on the VIE entity’s book and the effective rental payment was therefore reduced by the same amount. For the nine months ended March 31, 2011, the deferred tax assets of $127,741 had been used to offset the tax liability.

The deferred tax assets and allowance are as followed:

Xin Ao		Deferred tax asset
Deferred tax asset, July 1, 2009		$-
Net operating losses acquired from Xin Ao’s station through rental agreement	$2,671,644
Net income from the station	(2,160,680)
Net operating losses available, June 30, 2010	510,964
Station’s income tax rate	25%	127,741
Deferred tax assets, June 30, 2010		127,741
Net operating losses utilized to offset current period’s net income from the station	(510,964)
Station’s income tax rate	25%	(127,741)
Deferred tax asset, March 31, 2011		-

The Company records interest and penalties assessed due to underpayment of income taxes as interest expense and other expenses, respectively. The Company incurred no such expenses for the nine months ended March 31, 2011 and 2010, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Supplemental disclosure of cash flow information

For the nine months ended March 31, 2011 and 2010, the Company paid interest in the amount of $374,538 and $23,762, respectively.

Cash payments for income taxes for the nine months ended March 31, 2011 and 2010 were $894,965 and $2,171,366, respectively.

Non-cash transactions for the investing and financing activities in the periods ended March 31, 2011 and 2010

For the nine months ended March 31, 2011 and 2010, the accretion of the discount on redeemable preferred stock amounted to approximately $0 and $521,553, respectively.

For the nine months ended March 31, 2011, 125,000 shares of common stock underlying warrants were converted into 64,783 shares of common stock by the exercise of such warrants on a cashless basis..  For the nine months ended March 31, 2010, 336,937 shares of common stock underlying warrants were converted into 209,471 shares of common stock by the exercise of such warrants on a cashless basis.

For the nine months ended March 31, 2011, $3,398,384 of advances on equipment purchases were reclassified into property, plant, and equipment.

Note 4 – Accounts receivable

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts receivable and allowance for doubtful accounts consisted of the following:

	March 31, 2011	June 30, 2010
Accounts receivable, current	$72,723,716	$36,528,776
Less: allowance for doubtful accounts, current	(1,396,679)	(456,085)
Net accounts receivable, current	71,327,037	36,072,691

Accounts receivable, non-current	-	368,978
Less: allowance for doubtful accounts, non-current	-	(4,607)
Net accounts receivable, non-current	-	364,371
Total accounts receivable, net	$71,327,037	$36,437,062

Note 5 – Property, plant and equipment

Property, plant and equipment consisted of the following:

	Estimated useful life	March 31, 2011	June 30, 2010
Transportation equipment	10 years	$22,021,981	$20,502,987
Plant and machinery	10 years	18,670,507	13,615,455
Buildings	20 years	144,937	123,702
Office equipment	5 years	988,021	125,550
Construction-in-progress	-	104,621	3,089,785
Total		41,930,067	37,457,479
Less: accumulated depreciation		(13,134,015)	(10,969,125)
Plant and equipment, net		$28,796,052	$26,488,354

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $994,243 and $724,627 respectively.  Depreciation expense for the nine months ended March 31, 2011 and 2010 amounted to $2,813,308 and $2,112,510,  respectively.

Note 6 – Prepayments

Short-term prepayments are primarily comprised of short-term portion of the factory rental prepayments the Company made (see Note 15 for more information on the factory rental) and advances on inventory purchases. Short-term prepayments as of March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
Advances on inventory purchases	$1,787,645	$691,364
Current portion of rent prepayments	1,770,354	2,112,823
Other	-	17,500
Total short-term prepayments	$3,557,999	$2,821,687

Long-term prepayments represent the long-term factory rental prepayments the Company has made.

Note 7 – Short term loans, banks

Short term loans represent amounts payable to banks that are due within one year or on demand. As of March 31, 2011 and June 30, 2010, the outstanding balances on these loans were $14,506,500 and $0, respectively, and these loans consisted of the following:

	March 31, 2011	June 30, 2010
Loan from Huaxia Bank. interest rate of 5.841% per annum, due August 18, 2011, guaranteed by Mr. Han Xianfu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Material Co., LTD	$1,527,000	$-
Loan from Shanghai Pudong Development Bank. interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Group	9,162,000	-
Loan from Citibank, interest rate of 5.83% per annum, due September 26, 2011, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili
	2,290,500	-
Loan from Zhaoshang Bank, interest rate of 6.116% per annum, due November 4, 2011, guaranteed by Mr. Han Xianfu and Beijing Jinshengding Mineral Co., LTD.	1,527,000	-

	$14,506,500	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on short-term loans for the three months ended March 31, 2011 and 2010 amounted to $209,325 and $0, respectively.  Interest expense on short-term loans for the nine months ended March 31, 2011 and 2010 amounted to $408,697 and $23,762, respectively.

Note 8 – Warrants liability

The fair value of the warrants was $2,377,828 and $2,920,520 on March 31, 2011 and June 30, 2010, respectively.  For the three months ended March 31, 2011 and 2010, the Company recognized a $1,427,927 gain and $473,302 loss from the change in fair value, respectively.  For the nine months ended March 31, 2011 and 2010, the Company recognized a $167,777 gain and $4,389,947 loss from the change in fair value of the warrants liability.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the CRR Binomial Model using the following assumptions:

	March 31, 2011	June 30, 2010
Annual dividend yield	-	-
Expected life (years)	2.25	3.00
Risk-free interest rate	0.9%	0.98%
Expected volatility	80%	80%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that were accounted for at fair value on a recurring basis as of March 31, 2011.

	Carrying Value at March 31, 2011	Fair Value Measurement at March 31, 2011
		Level 1	Level 2	Level 3
Warrants liability	$2,377,828	$-	$2,377,828	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value at June 30, 2010	Fair Value Measurement at June 30, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,920,520	$-	$2,920,520	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of March 31, 2011:

Beginning balance	$2,920,520
Warrants exercised for the nine months ended March 31, 2011	(374,915)
Change in fair value for the nine months ended March 31, 2011	(167,777)
Ending balance	$2,377,828

Note 9 – Related party transactions

Other payables – shareholders

Mr. He Weili, a 20.10% shareholder, leases office space to the Company at approximately the current fair market value from July 2010 to June 2011 with annual payments of approximately $176,000. For the three months ended March 31, 2011 and 2010, the Company recorded rent expense to the shareholder in the amount of approximately $44,000 and $43,000, respectively. For the nine months ended March 31, 2011 and 2010, the Company recorded rent expense to the shareholder in the amount of approximately $133,000 and $130,000, respectively. As of March 31, 2011 and June 30, 2010, approximately $32,000 and $4,000, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 30.1% and 20.1% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable on demand.

Total other payables - shareholders as of March 31, 2011, and June 30, 2010 as follows:

	March 31, 2011	June 30, 2010
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	332,570	322,104
Total other payable – shareholders	$783,110	$772,644

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income taxes

Corporate income taxes for China

Xin Ao's effective income tax rate for China is 15% through December 31, 2011.  In 2012, the effective tax rate will be 25%.  For the three months ended March 31, 2011 and 2010, the provision for income taxes amounted to $565,431 and $604,006, respectively.  For the nine months ended March 31, 2011 and 2010, the provision for income taxes amounted to $2,269,890 and $1,952,633, respectively.

As a result of Xin Ao receiving an Enterprise High Tech Certificate, estimated tax savings for the three months ended March 31, 2011 and 2010 amounted to $376,954 and $402,671, respectively. The net effect on earnings per share attributable to controlling interest had the income tax rate of 25% been applied would decrease earnings per share from $0.20 to $0.18 for the three months ended March 31, 2011, and $0.16 to $0.13 for the three months ended March 31, 2010.

As a result of Xin Ao receiving an Enterprise High Tech Certificate, estimated tax savings for the nine months ended March 31, 2011 and 2010 amounted to $1,513,260 and $1,301,755, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.57 to $0.48 for the nine months ended March 31, 2011, and $0.40 to $0.30 for the nine months ended March 31, 2010.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Current
USA	$-	$-	$-	$-
China	565,431	604,006	2,269,890	1,952,633
	565,431	604,006	2,269,890	1,952,633
Deferred
Allowance for doubtful accounts	-	-	-	-
Net operating loss carryforward utilized	-	-	-	-
Valuation allowance	-	-	-	-
Net deferred	-	-	-	-
Total	$565,431	$604,006	$2,269,890	$1,952,633

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:
	March 31, 2011	June, 30, 2010
Income taxes payable	$2,873,390	$1,536,610
Other taxes payables	58,333	33,304
Total taxes payable	$2,931,723	$1,569,914

Note 11 – Shareholders’ equity

On June 11, 2008, the Company completed an offering (the “Offering”) on the sale of 875,000 of investment units for a total of $7,000,000, each unit consisting of one share of the Company’s Series A Redeemable Convertible Preferred Stock, $0.001 par value per share, and one (1) five year warrant to purchase two shares of Common Stock (the “Warrants”). Each preferred share is convertible into four shares of common stock at $8 per share.  Additionally, each holder is entitled to cumulative dividends equal to 9% annually, payable in cash, irrespective of the profitability of the Company.  During Fiscal 2010 all preferred stock was redeemed or converted in accordance with the original maturity dated of June 12, 2010.

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

The Company also issued to the placement agent a warrant to purchase an aggregate of 245,000 shares of common stock with an exercise price of $2.40 per share with a term of five years. The warrants are exercisable on a cashless basis, in whole or in part, at an exercise price equal to $2.40 per share. The Company may call the warrants for redemption at any time after the warrants become exercisable (i) at a price of $0.01 per warrant; (ii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iii) if, and only if, the last sale price of the common stock equals or exceeds $5.00 per share, for any twenty (20) trading days within a thirty (30) consecutive trading day period ending on the third business day prior to the notice of redemption to warrant holders.  All placement warrants had been exercised by January 2010.

The value of the warrants issued to the placement agent was $169,345 calculated by using the CRR Binomial Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR Binomial Model using the following assumptions: volatility 80%; risk-free interest rate of 0.9% of the Investor Warrants, the Placement and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of investor warrants outstanding:

Exercise Price	Number	Average Remaining Contractual Life
$2.40	616,375	2.19 years

The following is a summary of the investor warrants activity for the nine months ended March 31, 2011:

Outstanding as of June 30, 2010	678,875
Granted	-
Forfeited	-
Exercised	(62,500)
Outstanding as of March 31, 2011	616,375

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

Employee Stock Options

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant.  On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement. As of March 31, 2011, all of the 50,000 options have been fully vested.

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

In January, 2010, the Company appointed a new CFO who is also the President of the Company. In connection with his services, the Company granted 12,500 options vesting on February 23, 2010 with an exercise price of $4.64, 35,000 share options vesting on March 5, 2010 with an exercise price $5.38, 15,000 option vesting on June 30, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options vesting on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of March 31, 2011, the 15,000 and 50,000 contingent options were forfeited due to failure to meet the performance condition.

The Company valued the stock options by the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

There are no options granted, forfeited or exercised during the nine months ended March 31, 2011.

Following is a summary of the status of options outstanding and exercisable at March 31, 2011:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Weighted average exercise price
$2.90	50,000	7.52	$2.90	50,000	$2.90
$4.64	12,500	8.90	4.64	12,500	4.64
$5.38	35,000	8.93	5.38	35,000	5.38
	97,500			97,500

For the three months ended March 31, 2011 and 2010, the Company recognized approximately $0 and $264,000, respectively, as compensation expenses for its stock option plan. For the nine months ended March 31, 2011 and 2010, the Company recognized approximately $0 and $328,000, respectively, as compensation expenses for its stock option plan.

Restricted Stock Awards

Restricted stocks awarded are measured based on the market price on the grant date. The Company has awarded restricted shares of common stocks to the board of directors, senior management, and consultants.

For the nine months ended March 31, 2011, the Company granted the following restricted stock: 1) 50,000 shares to the Board of Directors and Secretary for one year of services vesting quarterly from the respective grant date, 2) 120,000 shares to a consulting company for 6 month of services vesting immediately on the grant date; and 3) 50,000 shares to the Chief Financial Officer with the first 25,000 shares vesting quarterly from the grant date and the second 25,000 shares vesting upon approval by the Board of Director.

For the three months ended March 31, 2011 and 2010, the Company recognized $303,349 and $98,669 of related compensation expenses.  For the nine months ended March 31, 2011 and 2010, the Company recognized $765,538 and $156,051 of related compensation expenses.  Following is a summary of the restricted stock activity for the nine months ended March 31, 2011:

Nonvested as of June 30, 2010	62,500
Granted	220,000
Vested	(202,500)
Nonvested as of March 31, 2011	80,000

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $11.3 million and $12 million as of March 31, 2011 and June 30, 2010.

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

Note 13 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2011 and 2010:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic earnings per share
Net income available to common shareholders	$3,562,616	$2,182,264	$10,102,926	$4,944,710
Weighted average shares outstanding-Basic	17,743,970	13,941,654	17,637,272	12,424,000
Earnings per share-Basic	$0.20	$0.16	$0.57	$0.40

Diluted earnings per share
Net income available to common shareholders	$3,562,616	$2,182,264	$10,102,926	$4,944,710
Add: Dividends on preferred stock	-	87,712	-	347,681
Add: Accretion on preferred stock	-	121,823	-	521,553
Net income for diluted EPS	$3,562,616	$2,391,799	$10,102,926	$5,813,944

Weighted average shares outstanding-Basic	17,743,970	13,941,654	17,637,272	12,424,000
Restricted stock	20,000	15,000	20,000	15,000
Warrants and options	588,433	643,752	516,429	1,385,927
Preferred stock	-	1,819,500	-	1,819,500

Weighted shares outstanding-Diluted	18,352,403	16,419,906	18,173,701	15,644,427
Earnings per share-Diluted	$0.19	$0.15	$0.56	$0.37

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 11, 2008, the Company issued 875,000 shares of preferred stock of which 865,625 shares preferred stock had been converted into 3,462,500 of common stock and 9,375 shares of preferred stock had been redeemed for $75,000.  Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, were subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock was treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock were added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.   For three and nine months ended March 31, 2011, 616,375 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 570,871 and 502,231 shares of common stocks, respectively.  Further, 50,000 stock options and 20,000 shares of restricted stock vested but not issued were included in the diluted EPS calculation for the three and nine months ended March 31, 2011.

Note 14 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $71,253 and $50,674 for the three months ended March 31, 2011 and 2010, respectively.  The Company’s contributions of employment benefits, including pension were approximately $264,787 and $107,496 for the nine months ended March 31, 2011 and 2010, respectively.

Note 15 – Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013 with annual payments of approximately $197,000.  Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2010 to June 2011 with annual payment of approximately $176,000. The rent is valued at fair value from the main property management.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Total operating lease expense for the three months ended March 31, 2011 and 2010 was $404,005 and $703,245, respectively.  Total operating lease expense for the nine months ended March 31, 2011 and 2010 was $1,903,230 and $2,094,615, respectively.  Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of March 31, 2011, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending March 31,	Amount
2012	$202,312
2013	202,312
2014	310,628
$715,252

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

For the three months ended March 31, 2011:

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$16,534,918	$6,118,314	$463,434	$1,611	$-	$23,118,277
Depreciation	(323,020)	(622,950)	(1,972)	-	(46,301)	(994,243)
Operating income(loss)	2,099,444	1,384,151	361,471	1,598	(2,451,255)	1,395,409
Other income, net	789,600	525,210	-	-	1,419,264	2,734,074
Interest income	-	-	-	-	211,718	211,718
Interest expenses	-	-	-	-	(213,154)	(213,154)
Capital expenditure	(712,293)	(152,874)	-	（119）	-	(865,286)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2011:

	Sales of concrete	Manufacturing services	Technical services	Mixer rental	Corporate	Total
Net sales	$68,061,657	$17,698,538	$2,829,890	$11,220	$-	$88,601,305
Depreciation	(920,327)	(1,793,747)	(3,381)	-	(95,853)	(2,813,308)
Operating income(loss)	6,987,949	4,771,827	2,513,566	11,149	(6,907,715)	7,376,776
Other income, net	3,888,794	1,139,822	-	-	43,753	5,072,369
Interest income	-	-	-	-	373,867	373,867
Interest expenses	-	-	-	-	(450,196)	(450,196)
Capital expenditure	(3,478,366)	(904,503)	-	(573)	-	(4,383,442)

For the three months ended March 31, 2010:

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$11,556,117	$4,060,284	$587,507	$246,858	$-	$16,450,766
Depreciation	(181,552)	(487,801)	(1,682)	(46,074)	(7,518)	(724,627)
Operating income(loss)	1,015,670	2,381,649	500,298	178,384	(1,452,399)	2,623,602
Other income, net	601,917	240,615	-	-	-	842,532
Interest income	-	-	-	-	2,985	2,985
Interest expenses	-	-	-	-	(12)	(12)
Capital expenditure	(21,210)	(28,084)	-	-	(5,630)	(54,924)

For the nine months ended March 31, 2010:

	Sales of concrete	Manufacturing services	Technical services	Others	Corporate	Total
Net sales	$46,759,376	$10,529,012	$3,067,162	$1,740,644	$-	$62,096,194
Depreciation	(751,539)	(1,198,643)	(4,228)	(136,027)	(22,073)	(2,112,510)
Operating income(loss)	3,209,690	4,987,866	2,828,678	1,286,084	(3,219,334)	9,092,984
Other income, net	2,455,431	620,355	-	-	5,513	3,081,299
Interest income	-	-	-	-	6,006	6,006
Interest expenses	-	-	-	-	(23,765)	(23,765)
Capital expenditure	(158,372)	(4,756,574)	-	-	(29,022)	(4,943,968)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Commitments and contingencies

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s condensed consolidated financial position or results of operations.

Following is the summary of the current litigation:

Beijing Xin Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $294,600 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. Management does not believe that the ultimate outcome of this case will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 31, 2011, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

FORWARD-LOOKING STATEMENTS

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “China ACM”, “Company”, “we”, “our”, and “us” refer to China Advanced Construction Materials Group, Inc. (a Delaware corporation) and its wholly-owned subsidiaries Advanced Investment Holdings Co, Inc., Xin Ao Construction Materials, Inc. (“BVI-ACM”) and Beijing Ao Hang Construction Materials Technology Co., Ltd. (“China-ACMH”), as well as the Company’s variable interest entities, Beijing Xin Ao Concrete Co., Ltd. (“Xin Ao”), Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd., Hong Sheng An Construction Materials Co., Ltd., Heng Tai Hong Sheng Construction Materials Co., Ltd., Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd., and Luan Xian Heng Xin Technology Co., Ltd.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the net non-cash expense of $597,761 for the nine months ended March 31, 2011 on option and stock-based compensation along with the change in fair value of warrants liability, shown in the below chart, due to the adoption of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” accounting standard as discussed in the section “Derivative Liability” below.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010	Increase (Decrease)	2011		2010	Increase (Decrease)
	(UNAUDITED)				(UNAUDITED)
Net Income (Loss) -GAAP	$3,562,616		$2,391,799	$1,170,817	$10,102,926		$5,813,944	$4,288,982
Subtract:
Dividends and accretion on redeemable convertible preferred stock	$0		$209,535	$(209,535)	$0		$869,234	$(869,234)
Net Income available to Common shareholders -GAAP	$3,562,616		$2,182,264	$1,380,352	$10,102,926		$4,944,710	$5,158,216
Add Back (Subtract):
Change in fair value of warrants	$(1,427,927)		$473,302	$1,901,229	$(167,777)		$4,389,947	$4,557,724
Add Back (Subtract):
Change in Option and Equity Based Compensation	$303,349		$363,011	$(59,662)	$765,538		$483,789	$281,749
Adjusted Net Income available to Common shareholders -non-GAAP	$2,438,038		$3,018,577	$580,539	$10,700,687		$9,818,446	$882,241

Basic earning per share - GAAP	$0.20		$0.16	$0.04	$0.57		$0.40	$0.17
Add back (Subtract):
Change in fair value of warrant	$(0.08)		$0.03	$(0.11)	$(0.01)		$0.35	$(0.36)
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.02		$0.03	$(0.01)	$0.04		$0.04	$-
Adjusted basic earning per share non-GAAP	$0.14		$0.22	$(0.08)	$0.60		$0.79	$(0.19)

Diluted earning per share-GAAP	$0.19		$0.15	$0.04	$0.56		$0.37	$0.19
Add back (Subtract):
Change in fair value of warrant	$(0.08	)(a)	$0.03	$(0.11)	$(0.01	)(a)	$0.28	$(0.29)
Add back (Subtract):
Change in Option and Equity-Based Compensation	$0.02	(b)	$0.02	$-	$0.04	(b)	$0.03	$0.01
Adjusted diluted earning per share non-GAAP	$0.13		$0.20	$(0.07)	$0.59		$0.68	$(0.09)

Weighted average number of shares
Basic	17,743,970		13,941,654	3,802,316	17,637,272		12,424,000	5,213,272
Diluted	18,352,403		16,419,906	1,932,497	18,173,701		15,644,427	2,529,274

(a) The Company adopted the provisions of FASB ASC 815, which provides guidance with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The Company recognized a $1,427,927 credit from the change in fair value for the three months ended March 31, 2011.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC 718, “Compensation-Stock Compensation,” the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the nine months ended March 31, 2011 and 2010, the Company recognized $765,538 and $156,051 of restricted stock as compensation expense. For the nine months ended March 31, 2011 and 2010, the Company recognized $0 and $327,738, respectively, as compensation expenses for its stock option plan.

Overview

China ACM is a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity, Xin Ao and its subsidiaries. The Company engages in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments. We are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

In March and April 2010, XinAo established five 100% owned subsidiaries in China and they are Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”)and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and there has been no significant operations as of March 31, 2011.  The purpose of these new subsidiaries is to support the Company's future growth.

During the nine months ended March 31, 2011, we, together with our subsidiaries and variable interest entities, supported materials, services and our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of March 31, 2011) and our portable plants (twenty-five as of March 31, 2011) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products. Based on reports from the National Development and Reform Commission, or NDRC, we anticipate that our revenues will further expand due to the announced $586 billion infrastructure stimulus packages by the Chinese government in 2008, which will focus primarily on transportation related projects such as railway, highway, and transportation related infrastructure. Additionally, the Ministry of Rail has announced its plans to invest $120.75 Billion (RMB823.5 Billion) in 70 new projects upgrading rail infrastructure in calendar 2010 which, together with future planned rail infrastructure investment, will total $730 Billion (RMB5 Trillion) by 2020. China’s State Development and Reform Commission recently announced plans to expand China’s subway system to 6,100KM investing $105 Billion (RMB700 Billion) through 2020. According to the Investment Research Institute of China’s State Development and Reform Commission during the 12th 5 year plan from 2011-2015 the Chinese government will invest $450 billion (RMB 3 trillion) in railway and another $460 billion (RMB3.05 trillion) in rural infrastructure.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the nine months ended March 31, 2011, five customers accounted for approximately 20% of the Company’s sales and 14.65% of the Company’s account receivables as of March 31, 2011. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

•
Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfangjianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the parties, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. One payment of approximately $154,000 to Dongfangjianyu Institute of Concrete Science and Technology was paid under the agreement.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended March 31, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our executives review our operating results in assessing performance and allocating resources.

BUSINESS SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Concrete Sales		Manufacturing Services		Technical Services		Others		Corporate		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	16,534,918	11,556,117	6,118,314	4,060,284	463,434	587,507	1,611	246,858	-	-	23,118,277	16,450,766
Depreciation	(323,020)	(181,552)	(622,950)	(487,801)	(1,972)	(1,682)	-	(46,074)	(46,301)	(7,518)	(994,243)	(724,627)
Segment profit	2,099,444	1,015,670	1,384,151	2,381,649	361,471	500,298	1,598	178,384	(2,451,255)	(1,452,399)	1,395,409	2,623,602
Other income, net	789,600	601,917	525,210	240,615	-	-	-	-	1,419,264	-	2,734,074	842,532
Interest income	-	-	-	-	-	-	-	-	211,718	2,985	211,718	2,985
Interest expenses	-	-	-	-	-	-	-	-	(213,154)	(12)	(213,154)	(12)
Capital expenditure	(712,293)	(21,210)	(152,874)	(28,084)	-	-	(119)	-	-	(5,630)	(865,286)	(54,924)

BUSINESS SEGMENT RESULTS – NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	Concrete Sales		Manufacturing Services		Technical Services		Others		Corporate		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	68,061,657	46,759,376	17,698,538	10,529,012	2,829,890	3,067,162	11,220	1,740,644	-	-	88,601,305	62,096,194
Depreciation	(920,327)	(751,539)	(1,793,747)	(1,198,643)	(3,381)	(4,228)	-	(136,027)	(95,853)	(22,073)	(2,813,308)	(2,112,510)
Segment profit	6,987,949	3,209,690	4,771,827	4,987,866	2,513,566	2,828,678	11,149	1,286,084	(6,907,715)	(3,219,334)	7,376,776	9,092,984
Other income, net	3,888,794	2,455,431	1,139,822	620,355	-	-	-	-	43,753	5,513	5,072,369	3,081,299
Interest income	-	-	-	-	-	-	-	-	373,867	6,006	373,867	6,006
Interest expenses	-	-	-	-		-		-	(450,196)	(23,765)	(450,196)	(23,765)
Capital expenditure	(3,478,366)	(158,372)	(904,503)	(4,756,574)	-	-	(573)	-	-	(29,022)	(4,384,442)	(4,943,968)

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 4 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame moulds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 25 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010, in US dollars:

	Three Months Ended
	March 31,
	2011	2010
	(UNAUDITED)			Percentage
			Increase (Decrease)	Increase (Decrease)

Total revenue	$23,118,277	$16,450,766	$6,667,511	41%
Total cost of revenue	19,081,887	12,288,275	6,793,612	55%
Gross profit	4,036,390	4,162,491	(126,101)	(3)%
Selling, general and administrative expenses	2,640,981	1,538,889	1,102,092	72%
Other income, net	2,732,638	372,203	2,360,435	634%
Income before provision for income taxes	4,128,047	2,995,805	1,132,242	38%
Income taxes expense	565,431	604,006	(38,575)	(6)%
Net income	3,562,616	2,391,799	1,170,817	49%
Dividends and accretion on redeemable preferred	0	209,535	(209,535)	(100)%
Net income available to Common shareholders	$3,562,616	$2,182,264	$1,380,352	63%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the three months ended March 31, 2011, we generated revenue of $23,118,277, compared to $16,450,766 during the same period in 2010, an increase of $6,667,511, or 41%. Such increase in our revenue is due primarily to our increased production volumes both in and outside of Beijing for the three months ended March 31, 2011 compared to the same period in 2010.

On November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%.  As a result, our concrete sales revenue was $16,534,918 for the three months ended March 31, 2011, an increase of $4,978,801, or 43%. The increase in revenues attributable to concrete sales was principally due to a greater capacity utilization coupled with higher prices and organic growth to include a broader client base.

During the three months ended March 31, 2011, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically projects located in Shaanxi Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed $6,118,314 to our total revenue for the three months ended March 31, 2011, an increase of $2,058,030, or 51%, compared to the three months ended March 31, 2010. The increase in revenue was attributable principally to the addition of new portable plants to service a growing business pipeline compared to the same period in the prior fiscal year. For these railway projects, the general contractors typically supplied their own raw materials while we provided manufacturing and transportation services.

In addition, revenue generated through our technical consulting services was $463,434 during the three months ended March 31, 2011, a decrease of $124,073, or 21%, compared to the same period in 2010. The decrease is due to the service term expiration of two technically serviced contract plants in Beijing compared to the same period in 2010. During the three months ended March 31, 2011, we also engaged in other services which generated revenues of $1,611, a decrease of $245,247, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

We anticipate that our overall sales revenue will continue to grow due to the Chinese government’s announcement of a RMB 4 trillion (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020 and the 12th 5 Year Plan installment.  We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $19,081,887 for the three months ended March 31, 2011, as compared to $12,288,275 for the three months ended March 31, 2010, an increase of $6,793,612, or 55%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing services as compared to the same period in 2010. The increase in cost of revenue was also due to the fixed costs associated with the addition of new portable plants, as well as increases in crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the same period last year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material and particularly cement pricing.

The cost of revenue on concrete increased $3,820,083, or 36%, for the three months ended March 31, 2011, as compared to the same period of 2010. Such increase was due to an increase in our concrete production as a result of increased capacity utilization leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase in crude oil prices and raw materials as indicated above as compared to the same period last year.

Cost of revenue with respect to our manufacturing services increased $3,026,664, or 183%, during the three months ended March 31, 2011, as compared to the same period last year. The increase in our cost of sales is due primarily to the greater operational fixed cost base associated with the addition of new portable plants which have not yet reached production economies of scale, as well slowing production at portable plants nearing project completion due to delayed municipal government resident relocation efforts for land development and other project delays associated with the transition in leadership at the Ministry of Rail.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $4,036,390 for the three months ended March 31, 2011, as compared to $4,162,491 for the three months ended March 31, 2010. Our gross profit for sale of concrete was $2,235,143, or 14% of revenue, for the three months ended March 31, 2011, compared to $1,076,425, or 9% of revenue, for the same period last year, an increase of $1,158,718. The increased gross profit for concrete sales for the three months ended March 31, 2011, compared with the same period in 2010, reflects higher demand and higher prices for our concrete products in Beijing as compared to the same period last year. More specifically, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%. As a value added cement product, we intend to continue adjusting our concrete sales prices in tandem with changes in the prices of cement.

Our gross profit with respect to our manufacturing services was $1,434,362, or 23%, for the three months ended March 31, 2011, a decrease of $968,634 from the same period of 2010. Such decrease was principally due to an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and project delays stemming from delayed municipal government resident relocation efforts as well as an increase in costs of transportation.

Our gross profit with respect to technical services was $365,274, or 79%, for the three months ended March 31, 2011, compared to $503,387, or 86%, for the same period last year, a decrease of $138,113, or 27%. The primary reason for the decrease is the service term expiration of two technically serviced plants in Beijing.

Our gross profit with respect to other services was $1,611, or 100%, during the three months ended March 31, 2011 compared to $179,683, or 73%, for the same period last year, a decrease of $178,072, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

We plan to continue expanding our manufacturing services as well as targeting new higher margin concrete sales markets, which produce the highest scalable gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $2,640,981 for the three months ended March 31, 2011, an increase of $1,102,092, or 72%, as compared to $1,538,889 for the three months ended March 31, 2010. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recognized net other income of $2,732,638 for the three months ended March 31, 2011, as compared to net other income of $372,203 for the three months ended March 31, 2010, an increase of $2,360,435, or 634%. The increase in net other income was primarily due to an increase in change in fair value of warrants income credit of $1,427,927 as compared to an expense of ($473,302) during the same period last year. We also experienced an increase in other subsidy income to $1,359,194 for the three months ended March 31, 2011, as compared to $854,891 in the same period of 2010, an increase of $504,303, or 59%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption through June 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $213,154 for the three months ended March 31, 2011, as compared to $12 for the three months ended March 31, 2010, an increase of $213,142. This was offset by Interest income of $211,718 for the three months ended March 31, 2011, as compared to $2,985 in the same period of 2010, an increase of $208,733, or 6993%.

Provision for Income Taxes. Provision for income taxes amounted to $565,431 and $604,006 for the three months ended March 31, 2011 and 2010, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income. We recognized net income of $3,562,616 for the three months ended March 31, 2011, as compared to net income of $2,391,799 for the same period in 2010, an increase of $1,170,817. Such increase in net income was attributable to an increase in change in fair value of warrants income of $1,427,927 as compared to an expense of $473,302 during the same period last year offset by an increase in production costs for portable plants nearing project completion, new portable plants not yet in operation, project delays associated with delayed resident relocations and leadership transition at the ministry of railway and higher selling, general, and administrative expense on an increased labor base of a larger scale operations. Our management believes that our profits may increase during the next 3 months as we benefit from successful consolidation in the cement industry and as we continue to expand into service sectors and geographies that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects.  We may also consider to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $209,535 for the three months ended March 31, 2011, as compared to the same period in 2010, was due to the maturity of the redeemable convertible preferred on June 12, 2010.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and share-based compensation, our net income available to Common shareholders would be $2,438,038 for the three months ended March 31, 2011, a decrease of $580,539, or 19%, as compared to net income after cash dividends paid of $3,018,577 for the same period in 2010. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Comparison of the Nine months Ended March 31, 2011 to March 31, 2010

The following table sets forth key components of our results of operations for the nine months ended March 31, 2011 and 2010, in US dollars:

	Nine months Ended
	March 31,
	2011	2010
	(UNAUDITED)			Percentage
			Increase (Decrease)	Increase (Decrease)

Total revenue	$88,601,305	$62,096,214	$26,505,091	43%
Total cost of revenue	73,757,541	49,412,060	24,435,481	49%
Gross profit	14,843,764	12,684,154	2,159,610	17%
Selling, general and administrative expenses	7,466,988	3,591,170	3,875,818	108%
Other income (expense), net	4,996,040	(1,326,407)	6,322,447	477%
Income before provision for income taxes	12,372,816	7,766,577	4,606,239	59%
Income taxes expense	2,269,890	1,952,633	317,257	16%
Net income	10,102,926	5,813,944	4,288,982	74%
Dividends and accretion on redeemable preferred	0	869,234	(869,234)	(100)%
Net income available to Common shareholders	$10,102,926	$4,944,710	$5,158,216	104%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the nine months ended March 31, 2011, we generated revenue of $88,601,305 compared to $62,096,214 during the same period in 2010, an increase of $26,505,091 or 43%. Such increase is due to our increased production volumes both in and outside of Beijing for the nine months ending March 31, 2011. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%. As a result, our concrete sales revenue was $68,061,657 for the nine months ended March 31, 2011, an increase of $21,302,281, or 46%. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the nine months ended March 31, 2011, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed $17,698,538 to our total revenue for the nine months ended March 31, 2011, an increase of $7,169,526, or 68%, compared to the nine months ended March 31, 2010. The increase in revenues attributable to our manufacturing services was principally due to the addition of new portable plants to service a growing business pipeline. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

In addition, revenue generated through our technical consulting services was $2,829,890 during the nine months ended March 31, 2011, a decrease of $237,272, or 8%, compared to the same period in 2010. The decrease is due to the service term expiration of two technically serviced contract plants in Beijing. During the nine months ended March 31, 2011, we also rented our mixer trucks to mixture stations and provided other services which generated revenues of $11,220, a decrease of $1,729,444, or 99%, as we experienced greater overall fleet capacity utilization as the business expands.

We anticipate that our overall sales revenue will continue to grow due to the Chinese government’s announcement of a RMB 4 trillion (USD$586 billion) stimulus package in November 2008 as well as the Chinese government’s railroad project plans, which are expected to cost a total of $730 billion through 2020 and the 12th 5 Year Plan installment.  We anticipate that we will be a direct beneficiary of transportation and infrastructure build-out from China’s stimulus package. In addition, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $73,757,541 for the nine months ended March 31, 2011, as compared to $49,412,060 for the nine months ended March 31, 2010, an increase of $24,345,481, or 49%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing and technical services as well as other services compared to the same period in 2010. The increase in cost of revenue was also due to the addition of new portable plants, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the same period last year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material pricing in particular the price of cement.

The cost of revenue on concrete increased $17,374,384, or 40%, for the nine months ended March 31, 2011, as compared to the same period in 2010. Such increase was due to an increase in our concrete production leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase labor costs and crude oil prices and raw materials as indicated above as compared to the same period last year.

Cost of revenue with respect to our manufacturing services increased $7,336,892 or 134%, during the nine months ended March 31, 2011, as compared to the same period last year. The increase in our cost of sales is due primarily to the greater operational fixed cost base associated with the addition of new portable plants which have not yet reached production economies of scale, as well slowing production at portable plants nearing project completion and delayed municipal government resident relocation efforts for land development and overall project delays associated with leadership transition at the Ministry of Rail.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $14,843,764 for the nine months ended March 31, 2011, as compared to $12,684,154 for the nine months ended March 31, 2010. Our gross profit for sale of concrete was $7,417,570, or 11% of revenue, for the nine months ended March 31, 2011, compared to $3,489,673, or 7% of revenue, for the same period in 2010, an increase of $3,927,897. The higher gross profit for concrete sales for the nine months ended March 31, 2011, compared with the same period in 2010, reflects higher demand and higher prices for our concrete products in Beijing as compared to the same period last year. The primary reason for the margin increase in concrete sales from 7% in the same period in 2010 is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was $4,883,545, or 28%, for the nine months ended March 31, 2011, a decrease of $167,366 from the same period in 2010. Such decrease was principally due to an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and project delays stemming from delayed municipal government resident relocation efforts as well as an increase in costs of transportation. The primary reasons for the margin drop from 48% during the same period last year are (i) the mismatch of a larger operation fixed cost base during a period of capacity ramp-up, (ii) the fact that a significant number of plants (Lulong, Hebei; Panjin, Liaoning; Ningbo, Zhejiang; Hangzhou, Zhejiang and Zhuji Xiaoshan, Zhejiang) nearing project completion experienced production slowdowns as they approach redeployment or retirement, (iii) operational inefficiencies due to project delays associated with municipal government delayed resident relocation efforts at two of our plants (Zhaoqing, Guangdong and Guangxi), and (iv) the fact that three plants (Suzhou, Jiangsu; Liuzhou, Guangxi and Ankang, Shaanxi) were retired/redeployed as the reached the end of their contracts. The Company expects to record in subsequent periods the balance of income associated with delayed projects for ongoing contracts.

Our gross profit with respect to technical services was $2,531,429, or 89%, for the nine months ended March 31, 2011, compared to $2,847,043, or 93%, for the same period last year, a decrease of $315,614, or 11%. The primary reason for the decrease is the service term expiration of two technically serviced plants in Beijing when compared to the nine months ended March 31, 2010.

Our gross profit with respect to mixer rentals and other services was $11,220, or 100%, during the nine months ended March 31, 2011, compared to $1,296,527, or 75%, for the same period last year, a decrease of $1,285,307, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

We plan to continue expanding our manufacturing services as well as targeting new higher margin concrete sales markets, which produce the highest scalable gross profits among our revenue sectors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of $7,466,988 for the nine months ended March 31, 2011, an increase of $3,875,818, or 108%, as compared to $3,591,170 for the nine months ended March 31, 2010. The increase was principally due to an increase in employment, salary and benefit and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We incurred net other income of $4,996,040 for the nine months ended March 31, 2011, as compared to net other (expense) of $(1,326,407) for the nine months ended March 31, 2010, an increase in other income of $6,322,447, or 477%. The increase in net other income was primarily due to a increase in change in fair value of warrants income of $167,777 as compared to an expense of $4,389,947 during the same period last year. We also experienced an increase in other subsidy income to $5,145,613 for the nine months ended March 31, 2011, as compared to $3,145,718 in the same period in 2010, an increase of $1,999,895, or 64%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $450,196 for the nine months ended March 31, 2011, as compared to $23,765 for the nine months ended March 31, 2010, an increase of $426,431. In addition the Company also had Interest income of $373,867 for the nine months ended March 31, 2011, as compared to $6,006 in the same period in 2010, an increase of $367,861, or 6125%.

Provision for Income Taxes. Provision for income taxes amounted to $2,269,890 and $1,952,633 for the nine months ended March 31, 2011 and 2010, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax exemption from January 1, 2003 through December 31, 2007, and an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income. We recognized net income of $10,102,926 for the nine months ended March 31, 2011, as compared to net income of $5,813,944 for the same period in 2010, an increase of $4,288,982. Such increase in net income was primarily due to a increase in change in fair value of warrants income of $167,777 as compared to an expense of $4,389,947 during the same period last year in addition to higher prices and organic growth to include a broader client base driving a yearly increase in our plant production capacity across our plant network including the addition of new portable plants across the country, all of which were offset by an increase in production costs for retiring plants, plants nearing retirement, new portable plants not yet in operation, project delays associated with delayed resident relocations and selling, general, and administrative expense on an increased labor base of a larger scale operations. Our management believes that our profits may increase during the next 3 months as we continue to expand into service sectors and geographies that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects.  We may also consider to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $869,234 for the nine months ended March 31, 2011, as compared to the same period in 2010, was due to the maturity of the redeemable convertible preferred on June 12, 2010.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and stock and option-based compensation, our net income available to Common shareholders would be $10,700,687 for the nine months ended March 31, 2011, an increase of $882,241, or 8%, as compared to net income after cash dividends paid of $9,818,446 for the same period in 2010. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $3,379,136. The following table provides detailed information about our net cash flow for financial statement periods presented in this Form 10-Q:

Summary of Cash Flow Statements

	Nine months Ended
	March 31,
	2011	2010
	(UNAUDITED)	(UNAUDITED)

Net cash (used in) provided by operating activities	$(2,218,019)	$4,404,628
Net cash used in investing activities	(12,118,690)	(9,394,914)
Net cash provided by financing activities	12,278,327	6,953,203
Effect of foreign currency translation on cash and cash equivalents	2,136,698	(7,741)
Net decrease in cash and cash equivalent	$78,316	$1,955,176

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, raw material procurement, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled $2,218,019 for the nine months ended March 31, 2011, as compared to net cash provided by operating activities of $4,404,628 for the same period in 2010. The decrease in net cash provided by operating activities was primarily due to an increase of accounts receivable due to increased sales coupled with slower collection of the receivables and other receivables which were partially offset by an increase in our cash flows from increased sales activities, an increase in accounts payable and taxes payable and a decrease of inventories during the nine months ended March 31, 2011. We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing , combined with winning  more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was $12,118,690 for the nine months ended March 31, 2011, as compared to $9,394,914 net cash used in investing activities for the nine months ended March 31, 2010. The increase in cash used in investing activities was due to the Company entered into an investment agreement with financial investment guaranty company, whereby the Company  may invest up to RMB 100,000,000. The financial investment company then will invest the company’s funds in financial instruments including bonds, mortgage trust and mutual funds.  The return on this investment is guaranteed at 7% per annum. The Company’s funds deposited with the financial investment company are not insured.  For the three months ended March 31, 2011, the Company invested a total of RMB 79,000,000 ($12,166,000).  Investment income of approximately $373,867 was recognized and included in the non-operating income. The company also spent approximately $985,058 on office equipment associated with our new quality control system.

Financing Activities. Net cash provided by financing activities totaled $12,278,327 for the nine months ended March 31, 2011, as compared to net cash provided by financing activities of $6,953,203 during the same period in 2010. The increase in cash provided by financing activities was due to net proceeds of our August 18, 2010 HuaXia Bank Loan Facility of $1,527,000, proceeds from our September 29, 2010 Shanghai Pudong Development Bank Loan Facility of $9,162,000,  proceeds from our September 26, 2010 Citibank Bank Loan Facility of $2,290,500, and proceeds from our November 4, 2010 Zhaoshang Bank Loan Facility of $1,527,000. The net proceeds from the loan facilities will be used for financing working capital, raw material purchases and general corporate purposes.

Cash. As of March 31, 2011, we had cash of $3,379,136 as compared to $3,300,820 as of June 30, 2010. This increase is due primarily to newly approved loans and credit facilities amounting to $14,506,500.

We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Accounts Receivable

Although accounts receivable have increased with revenues, they have not grown as quickly as revenues.   Collection days averaged 164 days for the nine months ended March 31, 2011, as compared to 85 average turnover days for the nine months ended March 31, 2010.  Accounts receivable from 0-90 days were 32%, 91-180 days were 31% between 181-365 days were 30%, and 1-2 years were 7%.  The increase in collection days is primarily due to the increased sales coupled with slower collection of the receivables, with a disproportionate impact coming from Beijing concrete sales accounts receivable inclusive of raw material unit sales costs.

Loan Facilities

We had a total of $14,506,500 and $0 outstanding on loans and credit facilities as of March 31, 2011 and June 30, 2010, respectively. At loan maturity date the company plans to either renew the term of the loans with the lending banks or otherwise liquidate it’s short term investment to repay the principal loan amounts at maturity. The loans consisted of the following:

	March 31, 2011	June 30, 2010
	(UNAUDITED)
Loan from Beijing Branch Shanghai Pudong Development Bank interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Materials Group, Inc and personally guaranteed by CEO Xianfu Han, COO Weili He and their spouses.	$9,162,000	$0

Loan from Huaxia Bank interest rate of 5.841% per annum, due August 18, 2011, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd. and Beijing Xinhang Construction Material Group Co., Ltd., together with a personal guarantee from Mr. Han, the Company's CEO.	1,527,000	0

Loan from Citibank, interest rate of 5.83% per annum, due September 26, 2011, guaranteed by Beijing Xinhang Construction Material Group Co., Ltd., together with a personal guarantee from Mr. Han, the Company's CEO and COO Weili He.	2,290,500	0

Loan from Zhaoshang Bank, interest rate of 6.116% per annum, due November 4, 2011, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd together with a personal guarantee from Mr. Han, the Company's CEO.	1,527,000	0

Total short term loans	$14,506,500	$0

Total interest expense on short-term loans for the nine months ended March 31, 2011 and 2010 amounted to $408,697 and $23,762, respectively.

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

The accounting standard defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no material deferred tax amounts as of March 31, 2011 and 2009 from its US operations. Penalties and interest incurred to underpayment of income tax, if any, are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred for the years ended March 31, 2011 and 2010.

The VIE entities have cumulative undistributed earnings of approximately $40.6 million and $29.5 million as of March 31, 2011 and June 30, 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China ACM was organized in the United States and has incurred net operating losses of $543,000 for income tax purposes for the nine months ended March 31, 2011, which excludes $765,538 stock based compensation expenses and gain in fair value of warrant liabilities of $167,777. The cumulative net operating loss carry forwards for United States income taxes amounted to approximately $1,530,000.  The net operating loss carry forwards may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.  As the company’s stock price increases (decreases), the fair value of the warrants liability increases (decreases) accordingly. Basic and diluted earnings per share are inversely affected by the change in the fair value of warrants liability.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As of March 31, 2011, the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

If we become directly subject to the recent scrutiny, criticism and negative publicity involving certain U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved quickly.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission.   Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.  As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless.  Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations.  It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price.  If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company.  This situation could be costly and time consuming and distract our management from growing our company.  If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2011.

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

Date: May 13, 2011	CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy Goodwin
Jeremy Goodwin, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)