Form 10-K
period 2011-06-30
China Advanced Construction Materials Group, Inc
filed 2011-09-23
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-141568

CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8468508
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

9 North West Fourth Ring Road
Yingu Mansion Suite 1708
Haidian District, Beijing
People’s Republic of China 100190
(Address of Principal Executive Office and Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were 17,726,887 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Global Market) was approximately $41.5 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of September 22, 2011, there were 17,806,887 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

●“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
●“BVI” are references to the British Virgin Islands
●“China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI-ACM,  China-ACMH and AIH, as well as Xin Ao, but do not include the stockholders of China Advanced;

●“BVI-ACM” are references to Xin Ao Construction Materials, Inc.
●“China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.; ●“AIH” are references to Advance Investment Holding Co., Inc.
●“Xin Ao” are references to Beijing Xin Ao Concrete Group;
●“RMB” are references to the Renminbi, the legal currency of China; and
●“U.S. dollars,” “dollars” and “$” are references to the legal currency of the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●our expectations regarding the market for our concrete products and services;
●our expectations regarding the continued growth of the concrete industry;
●our beliefs regarding the competitiveness of our products;
●our expectations regarding the expansion of our manufacturing capacity;
●our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;
●our future business development, results of operations and financial condition;
●competition from other manufacturers of concrete products;
●the loss of any member of our management team;
●our ability to integrate acquired subsidiaries and operations into existing operations;
●market conditions affecting our equity capital;
●our ability to successfully implement our selective acquisition strategy;
●changes in general economic conditions; and
●changes in accounting rules or the application of such rules.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, in their entirety and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

OUR BUSINESS

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity Xin Ao. The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company is primarily focused on engineering, producing, servicing, delivering and pumping a comprehensive range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, extending product life, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

During the year ended June 30, 2011, we supported materials, services and our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of June 30, 2011) and our portable plants (twenty-four as of June 30, 2011) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we may have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

According to the Investment Research Institute of China’s State Development and Reform Commission during the 12th 5 year plan (FYP) from 2011-2015 the Chinese government will invest $450 billion (RMB 3 trillion) in railway and another $460 billion (RMB3.05 trillion) in rural infrastructure.

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

Our Corporate History

China Advanced Construction Materials Group, Inc. was founded as an unincorporated business on September 1, 2005, under the name TJS Wood Flooring, Inc., and became a C corporation in the State of Delaware on February 15, 2007. On April 29, 2008, we changed our name to China Advanced Construction Materials Group, Inc. in connection with a reverse acquisition transaction with BVI-ACM as described below.

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

Background and History of BVI-ACM and China-ACMH

BVI-ACM was established on October 9, 2007, under the laws of British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of Xin Ao, a limited liability company formed under laws of China. BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for Xin Ao. China State Administration of Foreign Exchange, or SAFE, requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matter. On September 29, 2007, BVI-ACM was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

On November 23, 2007, BVI-ACM established a subsidiary, China-ACMH, in China as a wholly owned foreign limited liability company with registered capital of $5 million. Through China-ACMH and its variable interest entity Xin Ao, we are engaged in producing general ready-mixed concrete, customized mechanical refining concrete, and some other concrete-related products which are mainly sold in China. On September 20, 2010, China ACM established a 100% owned subsidiary, Advanced Investment Holdings Co., Inc., or AIH, in the State of Nevada.  AIH never engaged in operations and the Company subsequently dissolved AIH on August 30, 2011.

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian Heng Xin Technology Co., Ltd (“Luan Xian Heng Xin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation as of June 30, 2011. The purpose of these new subsidiaries is to support the Company's future growth.

Business Segment Information

In the year ended June 30, 2011, our operations were comprised of four reportable segments: selling concrete, manufacturing concrete, providing technical support services and other services, which include mixer rental, sales of materials and marketing cooperation.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Consolidated Financial Statements appearing elsewhere in this annual report.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 4 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame moulds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes due to the chemistry of the concrete mixture which hardens thereafter. The deliverable radius of a concrete mixture from any one of our 4 ready mix plants in Beijing is approximately 25 kilometers. Traffic conditions are a consideration which affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 24 rapid assembly and deployment batching plants (Ningbo portable plant was retired May 2011 bringing total number of portables from 25 to 24), located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule. Our high speed rail clients are primarily state-owned conglomerate construction contractors whose business practices follow closely with government policy.

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

Our Industry

China averaged annual GDP growth exceeding 10% over the past 30 years. China recently became the world’s second largest economy, both in nominal and PPP terms, after the United States. In line with this macroeconomic growth the Chinese construction and building material industry has grown tremendously. China currently uses half of the world’s concrete output and one third of it’s steel output in construction according to an article in China Orbit published in January 2011. According to estimates by Credit Suisse China’s GDP Growth will slow to 8.6% in calendar 2011 and 8.2% in calendar 2012. According to Global Insight, a provider of global economic and financial intelligence, the global construction market has experienced a decline over the past 3 years, and a slow recovery is expected only after 2011. Despite the decline in the global construction market, the Chinese construction market has maintained a double digit increase over the past 10 years, which has made it one of the most dynamic markets in the world. The Chinese market, however, faces some uncertainty going forward in the face of ending projects initiated under the 2008-2009 Government stimulus package, macro-economic credit tightening measures by the Government to combat inflation, suspended approval of new high speed railway construction projects by the State Planning Commission and the Ministry of Rail, and increasing industry consolidation pressure for more energy efficient, environmentally conscious and quality consistent cement and concrete.

China is already among the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware and accounted for 51.3% of Asia’s construction materials market in 2010. The construction materials market includes all manufacturers of sand, gravel, aggregates, cement, concrete and bricks. The market does not include other finished or semi-finished building materials. According to Datamonitor, the Chinese construction materials market had total revenue of $245.6 billion in 2010, representing a compound annual growth rate (CAGR) of 7.5% for the period spanning 2006-2010. The cement segment was the market's most lucrative in 2010, with total revenue of $69.5 billion, equivalent to 28.3% of the market's overall value. The performance of the market is forecast to decelerate, with an anticipated CAGR of 6.4% for the five year period 2010-2015, which is expected to drive the market to a value of $335.5 billion by the end of 2015.

According to Nomura Research, in order to meet a possibly higher energy-saving target during 12th FYP period, China has given high priority to push industry consolidation to curb capacities and energy consumption. According to news report (Source: China Cement Net, Cement Industry Restructuring Set to Start, Sept 13), China aims to increase the Top 10 cement producers’ market share from 25% (as of 2009) to above 35% as of 2015, end of 12th FYP period in terms of cement capacities, for which the government actually has two prongs: phasing out outdated capacities and pushing industry M&A.

On August 9, 2010 China announced to close down 19mt  of outdated cement capacity and 88.3mt of outdated clinker capacity by 3Q10, implicating a total of 762 cement producers across the country. In addition, it was reported that China will eliminate all of its outdated capacities by end of 12th FYP period. (Source: China Cement Net, Cement Industry Restructuring Set to Start, Sept 13). On the other hand, China has issued various policies to push industry consolidation since 2005, and the latest one, Advice to promote company M&A and industry restructuring by China’s State Council on Sept 6, 2010, stipulates that the government will remove rules that limit cross-regional M&As and that local governments may sign agreements on splitting revenue from companies formed through cross-regional M&A, which removes the biggest obstacle for cross-region M&As. Nomura Research expects industry M&A to speed up in the next few years driven by both governments’ efforts and cement producers’ growth needs.

Construction Demand in China

China's gross national construction output is expected to increase by 15 percent during the country's 12th five-year plan period (2011-15), according to a statement from China's Ministry of Housing and Urban-Rural Development of China on August 18, 2011.  During the same period consumption of C60 concrete in China is also expected to increase by 10 percent.

According to the evaluation by Research Institute of Investment, National Development and Research Commission, China’s November 2008 economic stimulus package, valued at RMB 4 trillion (approximately US$593 billion), has had a material impact on the construction industry, contributing to growth in the construction industry of approximately RMB 594 billion in 2009. According to data prepared by the National Bureau of Statistics of China, from January to April 2009, urban fixed assets investment reached RMB3.7 trillion, up 30.5 percent year by year. Many of the projects begun under the 2008-2009 stimulus package have already been completed or will soon begin to reach completion. Credit Suisse, in a recent research report, refers to this as the fading of the “super-cycle” characterized by slowdowns in traditional property construction, extended suspension of additional highspeed rail starts and general railway construction slowdown, and weakness in other infrastructure construction as 2009 projects come to completion in 2012-2013. On the other hand, Daiwa believes these slowing trends will be offset by social housing construction starts, robust construction activity for commercial and other properties and increasing rural and conservation related infrastructure spending.

The stimulus package has been used to finance programs, during 2009 and 2010 in 10 major areas, such as low-income housing, rural infrastructure, water, electricity, transportation, the environment, technological innovation and rebuilding disaster struck areas. The economic stimulus package also focuses on infrastructure projects such as new railways, roads, and airports. According to the Ministry of Railways, China doubled its investment in railways to about RMB 600 billion (approximately US$87.8 billion) for 2009 and 2010. Part of the new funds will go to building 5,148 km of new lines, including five passenger-only high-speed lines. The ministry also plans to start 70 other new projects, which will cost an estimated RMB 1.5 trillion (approximately US$219.6 billion). By 2012 China is expected to have 110,000 km of rail lines, including 13,000 km of passenger routes, of which, many will be high-speed railways allowing trains to run between 200 and 350 km an hour. (Chinese version: http://www.concrete365.com/news/2009/7-20/H142630705.htm). In response to a high-speed railway crash in Zhejiang province on July 23, 2011, the State Planning Commission announced on August 10, 2011 that it was suspending approvals indefinitely for new rail projects until a comprehensive safety check on existing rail lines could be completed (http://www.prcgov.org/meet/meetings-content-61.html).

According to a report published by the Freedonia Group, an industry research firm in May 2010, Construction expenditures in China are expected to rise 9.1 percent per annum in real terms and are expected to reach $1.7 trillion by 2014.

It is anticipated that increases will be bolstered by a growing domestic economy, ongoing industrialization, rebounding foreign investment funding, continuing efforts to expand and upgrade physical infrastructure, rising income levels, and further population and household growth. These and other trends are presented in Construction Outlook in China, a new study from the Freedonia Group.

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

Our Competitive Strengths

Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards often being made to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction firms some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining growth potential of the market for construction materials in China:

●  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2011, five customers accounted for approximately 19% of the Company’s sales and 18% of the Company’s account receivables as of June 30, 2011. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

●  Experienced Management. Management’s technical knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.  Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team.

●Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. $604,400 was paid under the agreement in the year ended June 30, 2011 to the Institute. The Company incurred research & development expenses $608,696 and $121,762 for the years ended June 30, 2011 and 2010, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

●Increasing Capacity Utilization or Capacity Expansion via Building New Plants. We increased capacity utilization at our four Beijing-based concrete plants significantly in Fiscal Year 2011 so that it may be difficult to achieve further efficiencies in Fiscal Year 2012 without adding additional plants in Beijing or in new locations. We also added nine and retired one portable station during the fiscal year 2011 in order to meet the requirements of existing contracts and anticipated demand. We may begin to selectively sell or retire portable plant assets in fiscal year 2012 contingent on slowing demand for railway construction with respect to extended suspension of new and ongoing high speed railway projects stemming from changing policy announcements from China’s Ministry of Rail and State Planning Commission.

●Mergers and Acquisitions. When capital permits, we intend to capitalize on the challenges that smaller companies are encountering in our industry by acquiring complementary companies at favorable prices. We believe that buying rather than building capacity is an option that may be attractive to us if replacement costs are higher than purchase prices. We are currently looking into acquiring smaller concrete manufacturers in China as part of our expansion plans; further information will be reported when key details have been confirmed. No Letters-of-Intent have been entered into or specific targets identified at this time.

●Vertical Integration. When capital permits, we plan to acquire smaller companies within the construction industry, develop more material recycling centers, and hire additional highly qualified employees. In order to accomplish this, we may be required to offer additional equity or debt securities. Certain of the companies we may seek to acquire are suppliers of the raw materials we purchase to manufacture our products. If we do acquire such companies we will have greater control over our raw material costs.

●Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leverage our economies of scale.
●New Product Offering. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

Our Operations

We provide materials and services through our network of ready-mixed concrete plants throughout Beijing (four as of June 30, 2011) and portable plants (twenty-four as of June 30, 2011) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan.

Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.

We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. The portable plants can be dismantled and moved to new sites in less than a few weeks. The plants are currently located between railway stations and each of these plants is directly tied to contracts we have recently won and are expected to operate near capacity. Almost all of our general contractors supply raw materials for the projects, which results in higher gross margins for the Company and reduces upfront capital investment on raw material purchase. The one time start up cost for each portable plant and associated equipment is approximately $3 million, with cost optimization initiatives underway to bring the average cost down below $2.5 million per plant. Each plant is capable of generating approximately $2 million in revenue per year.

Products and Services

As architectural designs have become more complex, challenging, and modern in scope, the need for technology driven companies to provide high-end specialty concrete mixtures has been rapidly accelerating. Increasing demand for state-of-the-art cement mixtures has spurred our technological innovation and our ability to provide advanced mixtures of building materials that meet project specific engineering and environmental specifications. We produce a range of C10 to C100 concrete materials and specialize in an array of specialized ready-mixed concretes tailored to each project’s technical specifications and environmental standards. Our High Speed Rail clients require our concrete products be held to 100 year strength and survivability standard as tested by the local Ministry of Construction authority.

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

Common Industry Mixtures (Customized to Project)		Industry Leading Mixtures Highly Technical Blends

●	Ready-mixed Concrete Blends: C10 to C100	●	Compound Admixture Concrete

●	Controlled Low-Strength Material (CLSM)	●	Lightweight Aggregate Concrete

●	High-Strength Concrete with Customized Fibers	●	Energy-saving Phase change thermostat concrete

●	Soil Cement, Unique Foundation Concrete	●	C100 High Performance Concrete

Our Customers

For the fiscal year ended June 30, 2011, we had three customers, whose sales accounted for more than 4% of our total sales. Five customers accounted for approximately 19% and 16% of the Company’s sales for the years ended June 30, 2011 and 2010, respectively. The total accounts receivable from these customers amounted to $14,445,649and $3,165,034 as of June 30, 2011 and 2010.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 18% and 27% of the Company’s purchases for the years ended June 30, 2011 and 2010, respectively. The total accounts payable to these suppliers amounted to $7,146,569 and $950,814 as of June 30, 2011 and 2010, respectively.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. Our research development expense was $608,696 in the year ended June 30, 2011 as compared to $121,762 for the year ended June 30, 2010.

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

Beijing Concrete Institute Partnership

The Beijing Dongfang Jianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have participated and collaborated with national and local government agencies to establish the following industry standards:

●Specification For Mix Proportion Design of Ordinary Concrete JGJ55-2000
●Code for Acceptance of Constructional Quality Of Concrete Structures GB 50204-2002
●Applied Technical Specification of Mineral Admixtures In Concrete DBJ/T01-64-2002
●Ready-Mixed Concrete GB/T 14902-2003
●Practice Code for Application of Ready-Mixed Mortar DBJ 01-99-2005
●Management Specification of Quality for Ready-Mixed Concrete

●Technical Requirement for Environmental Labeling Products Ready-Mixed Concrete HJ/T412-2007

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

We are able to use the Research Findings & Technical Publication and Procedures of the Beijing Concrete Institute in our business, which provides us with an advantage over many of our competitors. Because of our five year exclusive contract with the institute, our competitors are unable to benefit from the same findings for commercial use. Some of these findings include:

●Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.
●Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.
●Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science & Technology.
●Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.
●Construction Technology of HPC for the Capital International Airport
●Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar
●Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique
●State Swimming Center for Concrete Cracking Control Technology

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
Our Labor Force

As of June 30, 2011, we employed 748 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2011.

Employees/Independent Contractors and their Functions	As of June 30, 2011

Management & Administrative Staff	247	20.20%
Sales	29	2.37%
Technical & Engineering Staff	49	4.00%
Production Staff	362	29.60%
Equipment & Maintenance	46	3.76%
Drivers & Heavy Equipment Operators	15	1.23%
Sub-Total	748	61.16%
Independent Contractors	475	38.84%
Total	1223	100%

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

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in fiscal year 2012.

Our plans to build additional plants and to maintain and continually upgrade our internal control and management systems in line with our growing scale will require significant capital expenditures in fiscal year 2012. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

Five customer orders consisted of 19% of the net sales of the Company for the fiscal year ended June 30, 2011, and the loss of any of these customers can result in a depressive effect on our net profit.

Our Company focuses on large projects for large Chinese customers. Five customers accounted for approximately 19% and 16% of the Company’s sales for the years ended June 30, 2011 and 2010, respectively. The total accounts receivable from these customers amounted to $14,238,969 and $3,165,034 as of June 30, 2011 and 2010. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will decrease.

Our business is subject to the risk of supplier concentration.

Our top five suppliers provide approximately 18% of the sourcing of the raw materials for our concrete production business. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

Our future success depends on our ability to expand our business to address growth in demand for our products and services. In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. Our ability to accomplish these goals is subject to significant risks and uncertainties, including:

●the need for additional funding to construct additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;
●delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and manufacturing services provided by third-party manufacturers or subcontractors;

●our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all;
●diversion of significant management attention and other resources; and
●failure to execute our expansion plan effectively.

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

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●onsite conditions that differ from those assumed in the original bid;
●delays caused by weather conditions;
●later contract start dates than expected when we bid the contract;
●contract modifications creating unanticipated costs not covered by change orders;
●changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

●availability and skill level of workers in the geographic location of a project;
●our suppliers’ or subcontractors’ failure to perform;
●fraud or theft committed by our employees;
●mechanical problems with our machinery or equipment;
●citations issued by governmental authorities
●difficulties in obtaining required governmental permits or approvals;
●changes in applicable laws and regulations; and
●claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

The worldwide recession and credit crisis could impact our business.

The tightening of credit in financial markets and the general economic downturn could adversely affect the ability of our customers, and suppliers to obtain the financing they need to make purchases from us, to perform their obligations under agreements with us or even to continue their operations. The credit tightening and decreased cash availability could also result in an increase in cancellation of orders for our products and services and/or a decrease in demand for our products and services in the markets in which we operate. While we believe that the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions and disruptions in financial markets or their effect on our business and results of operations, but the consequences may be materially adverse.

Our concrete production plants in Beijing may be subject to a general city rezoning plan which, if implemented in the future, may require us to relocate or possibly permanently shut down certain of  these plants.

Certain of our concrete production plants in Beijing may be subject to a general city rezoning plan which has been prepared by the Beijing municipal government. Under the rezoning plan, it is intended that the properties where these plants are located will be rezoned from industrial to commercial use. If and when implemented in respect of those properties, the rezoning plan may require us to vacate these properties and relocate the plants. In the event we are required to vacate the above properties, we would implement certain strategies to minimize any loss of production capacity during relocation. There can be no assurance that our strategies to deal with the relocation of the facilities can be implemented, or that such strategies can be implemented before we are required to vacate the above properties due to the proposed general city rezoning plan. If we are required to relocate the facilities, our results of operation and financial condition may be materially and adversely affected.

Delays in government funding of high-speed railway projects by the State Planning Commission and the Chinese Ministry of Railways could significantly reduce our revenues.

In response to a high-speed railway crash in Zhejiang province on July 23, 2011, the State Planning Commission announced on August 10, 2011 and subsequently the Chinese Ministry of Railways announced that it was suspending approvals indefinitely for new rail projects until a comprehensive safety check on existing rail lines could be completed (http://www.prcgov.org/meet/meetings-content-61.html).

Our contracts with respect to construction and expansion of China’s high speed rail system accounted for approximately 18.6% of our revenues for the year ended June 30, 2011.  Accordingly, any project delays or cancellation of existing contracts would have a significant adverse affect on our results of operations.  In addition, the cancellation of future projects for which we would have submitted a bid to provide our services could delay further growth of our Company and adversely affect our business operations.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline.  In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has increased from approximately 1.2% as of June 30, 2010, to approximately 6.6% as of June 30, 2011.  The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital.  As a result, we may suffer material write-offs on our accounts receivable to bad debt expense.  The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

We rely on internal models to manage risk, to provide accounting estimates and to make other business decisions. Our results could be adversely affected if those models do not provide reliable estimates or predictions of future activity.

We rely heavily on internal models in making a variety of decisions crucial to the successful operation of our business, including allowances for doubtful accounts and other accounting estimates. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently. Due to the factors described above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations", we may, among other things, experience actual charge-offs that exceed our estimates and which are possibly greater than our allowance for doubtful accounts, or which require material adjustments to the allowance. Unanticipated and excessive default and charge-off experience can adversely affect our profitability and financial condition and adversely affect our ability to finance our business.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act or Chinese anti-corruption law could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Chinese anti-corruption law also strictly prohibits bribery of government officials. We have operations, agreements with third parties and make sales in China, where corruption may occur. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to prevent these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the United States government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our Chairman, Xianfu Han, owns approximately 32.49% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 16.98% of our outstanding voting securities as of June 30, 2011 in a fully diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

●investors’ perception of, and demand for, securities of Chinese-based companies involved in construction supply or concrete industries;
●conditions of the U.S. and other capital markets in which we may seek to raise funds;
●our future results of operations, financial condition and cash flows; and
●economic, political and other conditions in China.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors for the year ending June 30, 2012, in accordance with the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. We were subject to management attestation report for the fiscal year ended June 30, 2011, and a report of our management for the 2011 fiscal year is included under Item 9A of this annual report certifying the effectiveness of our internal controls over financial reporting. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company. However, due to expected continued growth of our Company, we we may no longer be a smaller reporting company in the future years. Accordingly, while our management has determined that our internal controls over financial reporting were effective as of June 30, 2011, if we are unable to scale our financial reporting and accounting systems to our growth, we may not be able to maintain the effectiveness of those controls and, therefore, we can provide no assurance that in the future our management will be able to certify the effectiveness of our internal controls or that, if and when we are subject to the auditor attestation report requirement, we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

We may not be current in our payment of social insurance and housing accumulation fund for our employees and such shortfall may expose us to relevant administrative penalties.

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2011, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

Our investments may be risky, and we could lose all or part of our investment.

We invest excess cash in liquid investments. During the year ended June 30, 2011, we made a RMB 79,000,000 ($12,221,300) short-term investment. While the interest payments on the investment are guaranteed, and the investment is not subject to market fluctuations, the funds deposited with financial investment company are not insured. If the financial investment company experiences financial difficulty, we could lose all or part of our investment. To the extent that we lose money on this investment, our financial condition could be adversely affected.

RISKS RELATED TO DOING BUSINESS IN CHINA

In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We do not have direct or indirect equity ownership of our variable interest entity, or VIE, Xin Ao, which operates all our businesses in China. At the same time, however, we have entered into contractual arrangements with Xin Ao and its individual owners pursuant to which we received an economic interest in, and exert a controlling influence over Xin Ao, in a manner substantially similar to a controlling equity interest.

Although we believe that our current business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. There have been recent reports of potential PRC government efforts to regulate or perhaps limit the use of VIE structures for new foreign investment, particularly in the internet and other telecommunications industries. We are monitoring developments in this area and do not believe any adverse impact on our operations is likely.

If we are determined not to be in compliance with future PRC regulations, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with our VIE for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIE, Xin Ao, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIE. These contractual arrangements are not as effective in providing control over the VIE as direct ownership. For example, the VIE may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, the VIE may seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIE, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

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

We conduct all of our operations and generate all of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●the higher level of government involvement;
●the early stage of development of the market-oriented sector of the economy;
●the rapid growth rate;
●the higher level of control over foreign exchange; and
●the allocation of resources.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch (1) before they establish or gain control of an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when they contribute their assets or equity interests in a domestic enterprise to an SPV or engage in overseas financing after contributing assets or equity interests to an SPV; and (3) when their SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's subsidiaries being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Our PRC Residents stockholders, Mr. Han and Mr. He have obtained the SAFE registration on September 29, 2007. However, we cannot provide any assurances that they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Under the Current Enterprise Income Tax, or EIT, Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

We are a holding company incorporated under the laws of Delaware. We conduct substantially all of our business through our wholly-owned and other consolidated entities in China, and we derive all of our income from these entities. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the new Enterprise Income Tax Law, or EIT Law.

Under the EIT Law, if we are not deemed to be a “resident enterprise” for Chinese tax purposes, a withholding tax at the rate of 10% would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to be a “resident enterprise” established outside of China whose “de facto management body” is located in China, we would be classified as a resident enterprise for Chinese tax purposes and thus would be subject to an enterprise income tax rate of 25% on all of our income, including interest income on the proceeds from this offering on a worldwide basis. At the present time, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprise or group enterprise controlled entities. As a result, it is unclear what factors will be used by the Chinese tax authorities to determine whether we have a “de facto management body” in China. However, as substantially all members of our management team are located in China, we may be deemed to be a “resident enterprise” and therefore subject to an enterprise income tax rate of 25% on our worldwide income, with the possible exclusion of dividends received directly from another Chinese tax resident. In addition, although under the EIT Law and the Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the New EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the New EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise June 2009 and is entitled to a 15% preferential income tax rate for the three-year period ending June 2012. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax rate from June 2010 to June 2011 which was just extended another two years through June 2013. However, we cannot assure you that Xin Ao will be able to maintain its status as “high and new technology enterprises” and/or as an enterprise for value-added tax exemption. If Xin Ao fails to continue to qualify or fails to receive an updated approvals, our income tax and value-added tax expenses would increase, which would have a material adverse effect on our net income and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a five year term beginning on October 1, 2008, with the option to extend following expiration. Annual rent on the property is approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2010 to June 2012 with annual payment of approximately $176,000. On August 31, 2011, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2011 to October 31, 2013 with annual payment of approximately $363,000.

We entered into three different five-year operating lease agreements during the fourth quarter of 2009. We also entered into one four-year operating lease agreement during the second quarter of 2010. The lease payments for the four manufacture plants are with different unrelated parties for a total monthly payment of $213,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors in exchange for agreeing to no increase in the future.  One of the lease agreements was terminated early on November 30, 2010.

We have an extensive fleet of 115 transit mounted concrete mixers, 17 pump trucks, and we have access to additional 55 concrete mixer and 3 pump truck vehicles for lease in Beijing and 31 transit mounted concrete mixers and 5 pump trucks at our portable stations depending on specific project requirements. We also anticipate delivery of 40 additional transit mounted concrete mixers and 5 additional pump trucks to our fleet in Beijing by December 31, 2011. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

Item 3. Legal Proceedings

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

The Company and the members of our board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Delaware Court of Chancery by several stockholders: Kinder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6729-CS (filed July 29, 2011); McElligott v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6739-CS (filed August 2, 2011); Elias v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6754-CS (filed August 5, 2011); Camitta v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6770-CS (filed August 9, 2011); Jaworski v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6765-CS (filed August 11, 2011); Bolen v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6811-CS (filed August 26, 2011), and Mulder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6830-CS (filed September 1, 2011).  The Stockholder Actions generally allege that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer from Xianfu Han, the Company’s Chairman and Chief Executive Officer, and Weili He, the Company’s Vice Chairman and Chief Operating Officer, to acquire all of the outstanding shares of our common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated.

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

Year	Quarter Ending	High	Low
2011	September 30 (as of September 12)	$2.57	$1.55
	June 30	$3.79	$1.45
	March 31	$5.39	$3.25
2010	December 31	$5.15	$3.43
	September 30	$4.15	$2.95
	June 30	$5.62	$3.25
	March 31	$7.48	$4.45
2009	December 31	$7.90	$4.36
	September 30	$6.90	$2.50
	June 30	$3.90	$1.71
	March 31	$2.75	$1.01
2008	December 31	$2.75	$2.74
	September 30	$2.60	$2.60
	June 30 (from May 19)	$2.30	$0.30

As of September 22, 2011, there were 394 stockholders of record of our common stock.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the non-cash expenses of $885,674 stock-based compensation and a gain of $1,926,948 in change of fair value of warrants liability, shown in the below chart, due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in the section “Derivative Liability” below.

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

	Year Ended June 30,
	2011	2010	Increase (Decrease)
Net Income -GAAP	$17,065,244	$13,006,395	$4,058,849
Subtract:
Dividends and accretion on redeemable convertible preferred stock	$-	$(955,557)	$955,557
Net Income available to Common shareholders -GAAP	$17,065,244	$12,050,838	$5,014,406
Add Back:
Change in fair value of warrants	$(1,926,948)	$2,488,959	$(4,415,907)
Add Back:
Change in Option and Equity Based Compensation	$885,674	$595,888	$289,786
Add Back:
Accretion of Discount on Redeemable Preferred Stock	$-	$567,580	$(567,580)
Adjusted Net Income available to Common shareholders -non-GAAP	$16,023,970	$15,703,265	$320,705

Basic earnings per share - GAAP	$0.97	$0.90	$0.07
Add back:
Change in fair value of warrant	$(0.11)	$0.18	$(0.29)
Add back:
Change in Option and Equity-Based Compensation	$0.05	$0.04	$0.01
Add back:
Accretion of Discount on Redeemable Preferred Stock	$-	$0.04	$(0.04)
Adjusted basic earnings per share Non-GAAP	$0.91	$1.16	$(0.25)

Diluted earnings per share-GAAP	$0.94	$0.79	$0.15
Add back:
Change in fair value of warrant (a)	$(0.11)	$0.15	$(0.26)
Add back:
Change in Option and Equity-Based Compensation (b)	$0.05	$0.04	$0.01
Adjusted diluted earnings per share - Non-GAAP	$0.88	$0.98	$(0.10)
Subtract:
Cash Dividends Paid on Redeemable Preferred Stock	$-	$0.03	$(0.03)
Adjusted diluted earnings per share available to common - Non-GAAP	$0.88	$0.95	$(0.07)

Weighted average number of shares
Basic	17,671,648	13,456,134	4,215,514
Diluted	18,142,630	16,521,296	1,621,334

(a) The Company adopted the provisions of FASB accounting standard ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008. The Company recognized a $1,926,948 gain from the change in fair value for the year ended June 30, 2011.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. For the years ended June 30, 20011and 2010, the Company recognized $885,674 and $268,150 as compensation expense for its restricted stock grants, respectively. For the year ended June 30, 2011 and 2010, the Company recognized $0 and $327,738 as compensation expenses for its stock option plan, respectively.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity, Xin Ao and its subsidiaries. We engage in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

During the year ended June 30, 2011, we supported materials, services and our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of June 30, 2011) and our portable plants (twenty-four as of June 30, 2011) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.  In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan.

Our manufacturing services are used primarily for our national high speed railway projects.  Typically, the general contractors on the high speed railway projects supply the raw materials required for the project, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

●Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2011, five customers accounted for approximately 19% of the Company’s sales and 16% of the Company’s account receivables as of June 30, 2011. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

●Experienced Management. Management’s technical knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies.  Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team.

●Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. One payment of approximately $604,400 to Dongfang Jianyu Institute of Concrete Science and Technology was paid under the agreement.

●Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards often being made to the lowest bidder though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction firms some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

PRC Taxation

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the new Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax exemption from January 1, 2003, through March 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011.

In accordance with the New EIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise.  No detailed interpretation of guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. The Company continues to monitor changes in the interpretation and/or guidance of this law.

The New EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign investment enterprises are subject to the withholding tax beginning January 1, 2008. The Company considers permanently reinvested undistributed earnings of Chinese operations in the PRC.  As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Warrants Liability

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended June 30, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the year ended June 30, 2011:
	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Others	Corporate	Total
Net revenue	$109,276,550	$25,619,062	$3,001,866	$11,292	$-	$-	$137,908,770
Depreciation	(1,203,339)	(2,499,074)	(5,485)	(9,934)	-	(180,446)	(3,898,278)
Segment profit	14,773,183	7,393,954	2,558,120	11,218	-	(15,695,723)	9,040,752
Other income (expenses)	6,556,593	1,527,170	-	-	-	1,577,185	9,660,948
Interest income	-	-	-	-	-	591,376	591,376
Interest expenses	-	-	-	-	-	(703,837)	(703,837)
Capital expenditure	(1,697,838)	(398,045)	(46,640)	(176)	-	-	(2,142,699)
Total assets as of
June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$-	$144,836,374

For the year ended June 30, 2010:
	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Others	Corporate	Total
Net revenue	$70,579,631	$15,654,659	$4,889,460	$1,208,618	$708,479	$-	$93,040,847
Depreciation	(1,032,221)	(1,693,581)	(5,232)	(151,456)	-	(42,126)	(2,924,616)
Segment profit	5,686,379	7,311,730	4,543,163	1,050,880	357,909	(5,053,494)	13,896,567
Other income (expenses)	3,942,679	939,472	-	-	-	(2,582,939)	2,299,212
Interest income	-	-	-	-	-	9,001	9,001
Interest expenses	-	-	-	-	-	(23,834)	(23,834)
Capital expenditure	(409,564)	(6,727,104)	-	-	-	(41,061)	(7,177,729)
Total assets as of
June 30, 2010	$69,101,360	$15,326,776	$-	$1,183,304	$-	$-	$85,611,440

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 24 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

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

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2011 and 2010, in US dollars:

	Years Ended
	June 30,
	2011	2010
			Increase	Percentage Increase

Total revenue	$137,908,770	$93,040,847	$44,867,923		48%
Total cost of revenue	112,264,373	73,704,701	38,559,672		52%
Gross profit	25,644,397	19,336,146	6,308,251		33%
Selling, general and administrative expenses	16,603,645	5,439,579	11,164,066		205%
Other income, net	9,548,487	2,284,379	7,264,108		318%
Income before provision for income taxes	18,589,239	16,180,946	2,408,293		15%
Income taxes expense	1,523,995	3,174,551	(1,650,556)	(52	) %
Net income	17,065,244	13,006,395	4,058,849		31%
Dividends and accretion on redeemable preferred	-	955,557	(955,557)		%
Net income available to Common shareholders	$17,065,244	$12,050,838	$5,014,406		42%

Comparison of the years Ended June 30, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the year ended June 30, 2011, we generated revenue of $137,908,770 compared to $93,040,847 during the year ended June 30, 2010, an increase of $44,847,923or 48%. Such increase is due to our increased production volumes both in and outside of Beijing for the year ended June 30, 2011. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%. As a result, our concrete sales revenue was $109,276,550 for the year ended June 30, 2011, an increase of $38,696,919, or 55% compared to the year ended June 30, 2010. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the year ended June 30, 2011, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed $25,619,062 to our total revenue for the year ended June 30, 2011, an increase of $9,964,403, or 64%, compared to the year ended June 30, 2010. The increase in revenues attributable to our manufacturing services was principally due to the addition of new portable plants to service a larger business backlog . For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

In addition, revenue generated through our technical consulting services was $3,001,866 during the year ended June 30, 2011, a decrease of $1,887,594, or 39%, compared to the year ended June 30, 2010. The decrease is due to the service term expiration of two technically serviced contract plants in Beijing. During the year ended June 30, 2011, we also rented our mixer trucks to mixture stations and provided other services which generated revenues of $11,292, a decrease of $1,197,326, or 99%, as we experienced greater overall fleet capacity utilization as the business expands.

Unless we add additional concrete plants or experience an improvement in capacity utilization at our portable plants currently dedicated to highspeed rail, we anticipate that our overall sales revenue will remain flat due to constraints in finding additional capacity utilization going forward.  We do, however, anticipate that we will continue to be a beneficiary of additional construction spending coming from China’s 12th Five Year Plan which will offset to some degree the completion of 2009 government stimulus infrastructure projects. In addition when capital permits, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was $112,264,373 for the year ended June 30, 2011, as compared to $73,704,701 for the year ended June 30, 2010, an increase of $38,559,672, or 52%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing services compared to the year ended June 30, 2010. The increase in cost of revenue was also due to the addition of new portable plants, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material pricing in particular the price of cement.

The cost of revenue on concrete increased $29,159,811, or 45%, for the year ended June 30, 2011, as compared to the year ended June 30, 2010. Such increase was due to an increase in our concrete production leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase labor costs and crude oil prices and raw materials as indicated above as compared to the prior fiscal year.

Cost of revenue with respect to our manufacturing services increased $9,795,038 or 118%, during the year ended June 30, 2011, as compared to the same period during the year ended June 30, 2010. The increase in our cost of sales is due primarily to the greater operational fixed cost base associated with the addition of new portable plants which have not yet reached production economies of scale and their associated optimal capacity utilization levels, as well slowing production at portable plants nearing project completion and delayed municipal government resident relocation efforts for land development and overall project delays associated with leadership transition at the Ministry of Rail and suspension of approval for new related railway projects stemming from the State Planning Commission.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was $25,644,397 for the year ended June 30, 2011, as compared to $19,336,146 for the year ended June 30, 2010. Our gross profit for sale of concrete was $14,773,183, or 14% of revenue, for the year ended June 30, 2011, compared to $5,686,379, or 8% of revenue for the year ended June 30, 2010, an increase of $9,086,804. The higher gross profit for concrete sales for the year ended June 30, 2011, compared with the year ended June 30, 2010, reflects higher demand and higher prices for our concrete products in Beijing as compared to the prior fiscal year. The primary reason for the margin increase in concrete sales from 8.4% in the year ended June 30, 2010 is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was $7,393,954, or 29% for the year ended June 30, 2011, an increase of $82,224 from the year ended June 30, 2010. Such increase was principally due to the net addition of 8 new portable plants during the course of the fiscal year. The primary reasons for the margin drop compared to the same period last year are an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, increase in costs of transportation, a larger employee base and suspended operations due to ongoing government quality inspections at high speed rail construction sites around the country.

Our gross profit with respect to technical services was $2,558,120, or 85%, for the year ended June 30, 2011, compared to $4,543,163, or 93%, for the year ended June 30, 2010, a decrease of $1,985,042, or 44%. The primary reason for the decrease is the service term expiration of two technically serviced plants in Beijing when compared to the year ended June 30, 2010.

Our gross profit with respect to mixer rentals and other services was $11,218, or 99%, during the year ended June 30, 2011, compared to $1,050,880, or 87%, for the year ended June 30, 2010, a decrease of $1,039,662, or 99%, as we experienced greater overall fleet capacity utilization as our business expands.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties, and research and development expenses. We incurred selling, general and administrative expenses of $16,603,645 for the year ended June 30, 2011, an increase of $11,164,066, or 205%, as compared to $5,439,579 for the year ended June 30, 2010. The increase was principally due to an increase in bad debt expenses of approximately $7.4 million, including $2.3 million of direct write-off, salary and employment benefit expense, and lease expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of $9,548,487 for year ended June 30, 2011, as compared to net other income of $2,284,379 for the year ended June 30, 2010, an increase in other income of $7,264,108, or 318%. The increase in net other income was primarily due to a increase in change in fair value of warrants income of $1,926,948 as compared to an expense of $2,488,959 during the year ended June 30, 2011. We also experienced an increase in other subsidy income to $8,083,763 for the year ended June 30, 2011, as compared to $4,881,152 for the year ended June 30, 2010, an increase of $3,202,611, or 66%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company has applied for VAT tax exemption extension and just received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $703,837 for the year ended June 30, 2011, as compared to $23,834 for the year ended June 30, 2010, an increase of $680,003 because the Company obtained approximately $15 million in short term loans. In addition the Company also had Interest income of $591,376 for the year ended June 30, 2011, as compared to $9,001 in the year ended June 30, 2010, an increase of $582,375. The interest income increase was due to the interest income from short term investment.

Provision for Income Taxes. Provision for income taxes amounted to $1,523,995 and $3,174,551 for the years ended June 30, 2011 and 2010, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction from January 1, 2009 to December 31, 2011, as granted by the State Administration of Taxation, PRC. From January 1, 2008 through December 31, 2008, we were subject to a 25% income tax rate. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income. We recognized net income of $17,065,244 for the year ended June 30, 2011, as compared to net income of $13,006,395 for the year ended June 30, 2010, an increase of $4,058,849. Such increase in net income was primarily due to an increase in change in fair value of warrants income of $1,926,948 as compared to an expense of $2,488,959 during the year ended June 30. 2010, in addition to higher prices and organic growth to include a broader client base driving a yearly increase in our plant production capacity across our plant network including the addition of new portable plants across the country, all of which were offset by an increase in production costs for retiring plants, plants nearing retirement, new portable plants not yet in operation, project delays associated with delayed resident relocations and selling, general, and administrative expense on an increased labor base of a larger scale operations. Our management believes that our profits may increase as we continue to expand into service sectors and geographies that generate higher gross margins and because we are a direct beneficiary of Chinese government’s stimulus package on infrastructure projects.  We may also consider to lease or build new plants in order to increase our accessibility to construction sites located in Beijing, expand into other geographical areas, as well as vertically integrate our operations across the supply chain, which we believe will lower our costs and provide greater profitability.

Dividends and accretion on redeemable preferred stock. The decrease in dividends and accretion on redeemable convertible preferred stock of $955,557 for the year ended June 30, 2011, as compared to the year ended June 30, 2010, was due to the maturity of the redeemable convertible preferred on June 12, 2010.

Net Income available to Common shareholders. Excluding the effect from non-cash charges related to changes in fair market of warrants, accretion of discount on redeemable preferred stock and stock and option-based compensation, our net income available to Common shareholders would be $16,023,970 for the year ended June 30, 2011, an increase of $320,705, or 2%, as compared to net income after cash dividends paid of $15,703,265 for the year ended June 30, 2010. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $1,610,699 and restricted cash of $928,200. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the years ended
	June 30,
	2011	2010
Net cash used in operating activities	$(2,700,701)	$(192,516)
Net cash used in investing activities	(13,270,477)	(7,099,316)
Net cash provided by financing activities	14,117,366	6,936,571
Effect of foreign currency translation on cash and cash equivalents	163,691	21,276
Net decrease in cash and cash equivalent	$(1,690,121)	$(333,985)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled $2,700,701 for the year ended June 30, 2011, as compared to net cash used in operating activities of $192,516 for the year ended June 30, 2010. The increase in net cash used in operating activities was primarily due to an increase of accounts receivable due to increased sales coupled with slower collection of the receivables and other receivables, an increase in accounts payable and taxes payable and a decrease of inventories during the year ended June 30, 2011. We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing, combined with winning  more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was $13,270,477 for the year ended June 30, 2011, as compared to $7,099,316 net cash used in investing activities for the year ended June 30, 2010. The increase in cash used in investing activities was because the Company entered into an investment agreement with financial investment guaranty company, whereby the Company  may invest up to RMB 100,000,000. The financial investment company then will invest the company’s funds in financial instruments including bonds, mortgage trust and mutual funds.  The return on this investment is guaranteed at 7% per annum. The Company’s funds deposited with the financial investment company are not insured.  For the year ended June 30, 2011, the Company invested a total of RMB 79,000,000 ($12,221,300).  Investment income of approximately $576,728 was recognized and included in the non-operating income. The company also spent approximately $2,142,699 on equipments associated with our new quality control system.

Financing Activities. Net cash provided by financing activities totaled $14,117,366 for the year ended June 30, 2011, as compared to net cash provided by financing activities of $6,936,571 during the year ended June 30, 2010. The increase in cash provided by financing activities was due to net proceeds of our August 18, 2010 HuaXia Bank Loan Facility of $1,527,000, proceeds from our September 29, 2010 Shanghai Pudong Development Bank Loan Facility of $9,162,000,  proceeds from our September 26, 2010 Citibank Bank Loan Facility of $2,290,500, and proceeds from our November 4, 2010 Zhaoshang Bank Loan Facility of $1,527,000. The net proceeds from the loan facilities will be used for financing investments, working capital, raw material purchases and general corporate purposes.

Cash. As of June 30, 2011, we had cash of $1,610,699 as compared to $3,300,820 as of June 30, 2010.We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of $15,470,000 outstanding on loans and credit facilities as of June 30, 2011. The loans consisted of the following:

June 30,
2011
Loan from Huaxia Bank. interest rate of 5.84% per annum, $1,547,000 due August 18, 2011 and $773,500 due February 2, 2012, guaranteed by Mr. Han Xianfu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Material Co., LTD	$2,320,500
Loan from Shanghai Pudong Development Bank. interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Group	9,282,000
Loan from Citibank, interest rate of 5.83% per annum, due September 26, 2011, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	2,320,500
Loan from Zhaoshang Bank, interest rate of 6.12% per annum, due November 4, 2011, guaranteed by Mr. Han Xianfu and Beijing Jinshengding Mineral Co., LTD. And Beijing Xinhang Construction Material Co., LTD.	1,547,000
TOTAL	$15,470,000

Total interest expense on short-term loans for the year ended June 30, 2011 and 2010 amounted to $703,837 and $23,834, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2011:

		Payment due in years ended June 30,
	Total	2012	2013	2014	2015	2016	Thereafter
Long term debt obligations	$15,470,000	$15,470,000	$-	$-	$-	$-	$-
Capital commitment	-	-	-	-	-	-	-
Operating lease obligations	2,118,762	745,009	566,300	807,453	-	-	-
Purchase obligations		-	-	-	-	-	-
Total	$17,588,762	$16,215,009	$566,300	$807,453	$-	$-	$-

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, AIH and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. China ACM, its subsidiaries and Xin Ao, together are referred to as the Company. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao are then consolidated with China ACM’s financial statements.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included , we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue Recognition. Revenue is realized or realizable and earned when four criteria are met:

●	Persuasive evidence of an arrangement exists (the Company considers its sales contracts and technical service agreements to be pervasive evidence of an arrangement);

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability of payment is reasonably assured.

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

The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been delivered into the location specified by the contract and accepted by the customer. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer or services are provided by the Company.

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price.

Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT tax exemption from August 2005 to August 2009 and a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company has applied for VAT tax exemption extension and expects to receive an additional 2-year extension. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

Accounts receivable. During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified. The Company’s estimate is based on its historical experience. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote.

Accounting for long-lived assets.  Long-lived assets such as, property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Income taxes.  The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

United States federal, state and local income tax returns prior to 2008 are not subject to examination by tax authority.

Value added tax. Enterprises or individuals, who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption from August 2005 through to August 2009 and a two year tax (VAT) credit extension from June 2009 through June 2011. The company just received another two year extension on VAT exemption from June 2011 – June 2013.

Financial instruments. The US GAAP accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses qualify as financial instruments and their carrying amounts reported at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs, and recorded the unrealized gains and loss in earnings at each reporting period.

Stock-based compensation. The Company records stock-based compensation expense at fair value on the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current & expected dividend policy.

Investment. During the year ended June 30, 2011, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to approximately RMB 100,000,000.  The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds.  The return on this investment is guaranteed at 7% per annum.  The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment.  However, the Company’s funds deposited with the financial investment company are not insured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Recently Issued Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 5.31% for Renminbi bank loans with a term of 12 months. The change in interest rates has minimum impact on our bank loans. Our total borrowings were $15.4 million as of June 30, 2011.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, investments and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in PRC is not insured. The return on $11.9 million investment with a financial investment company is guaranteed at 7% per annum.  The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment.  However, the Company’s funds deposited with the financial investment company are not insured.  Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. The Renminbi does not fluctuate with the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2011 and 2010 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30. 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

During year ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company	Term as Director of the Company
Xianfu Han	51	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	53	Chief Operating Officer, Vice Chairman and Director	April 2008 – Present
Jeremy Goodwin	37	President and Chief Financial Officer	October 2008 – August 2011
Jing Liu	37	Director	February 2010 – Present
Tao Jin	43	Director	May 2011 – Present
Yang (Joanna) Wang	43	Director	May 2011 – Present

Name	Position with the Company and Principal Occupations
Xianfu Han
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

Weili He
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

Jeremy Goodwin
Mr. Goodwin was appointed President of our Company on January 25, 2010 and Chief Financial Officer on February 15, 2010. In addition, Mr. Goodwin formerly served as a member of our Board of Directors from October 6, 2008 until August 28, 2011. He has extensive experience in finance advising multi-national and Asian companies on key corporate initiatives such as M&A, debt and equity financing, restructuring, privatization and business expansion. Since 2006, Mr. Goodwin has been Managing Partner of 3G Capital Partners, a corporate finance advisory firm, and was a Vice President of Global Capital Group Enterprises, from 2002 to 2005 where he and his team advised Changzhou Xingrong Copper on its $20 million sale to Mueller Industries, Inc. From 1999 to 2002, Mr. Goodwin was with the ING Beijing Investment arm of Baring Private Equity Partners in Hong Kong. In addition, from 1997 to 1998, Mr. Goodwin worked at ABN Amro in Beijing, where he assisted notable clients such as Royal Dutch Shell Oil and Beijing Capital International Airport with its listing on the Hong Kong stock exchange. During the past five years, Mr. Goodwin has served as a member of the board of directors of Sino Greenland Corporation (OTCBB: SGLA) for 2 years.

Mr. Goodwin began his career at Mees Pierson Investment Finance S.A., a Geneva, Switzerland based private equity finance now subsidiary of Fortis Group. He earned his Bachelor of Science degree from Cornell University and is fluent in French and Mandarin.

Jing Liu
Jing Liu became a member of our Board of Directors on February 7, 2010.  Ms. Liu has extensive experience in finance and banking. From 2007 to 2009, Ms. Liu served on the board of directors of Guotai Asset Management Limited. During 2009, Ms. Liu served as a member of the board of directors of Southwest Securities Corporation. From 2005 to 2009, Ms. Liu served in various capacities, including General Manager of the Strategic Development and Equity Capital Departments, with China Jianyin Investment Limited, a state-owned investment company in the People’s Republic of China. From 1997 to 2005, Ms. Liu served as the Deputy Senior Manager of the Investment Banking Department at China Construction Bank. Ms. Liu holds a B.A. in investment management and an M.A. in finance from Dongbei University of Finance, and a Ph.D. in finance from the Chinese Academy of Social Sciences. In addition, Ms. Liu has passed both the Charter Financial Analyst and Financial Risk Manager exams.

Ms. Liu serves as a member of our Audit Committee, Compensation Committee and Nominating and Governance Committee.

Tao Jin
Mr. Jin became a member of our Board of Directors on May 4, 2011.  Mr. Jin is Senior Partner with the Chinese law firm of Jincheng TongDa & Neal, based in Beijing, where he specializes in M&A, foreign investments in China and capital market transactions.  Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of M&A and capital markets transactions.  Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on M&A transactions.  His clients included major multinational corporations, investment banks, PRC corporations and private equity funds.  Mr. Jin joined JP Morgan’s legal department in 2002 as head legal counsel for M&A and capital market transactions in China.  Immediately prior to joining Jincheng TongDa, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin received his B.S from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin.  Mr. Jin is admitted to the New York bar.

Mr. Jin serves as Chairman of our Compensation Committee and as a member of our Audit Committee and Governance and Nominating Committee.

Yang (Joanna) Wang
Ms. Wang became a member of our Board of Directors on May 25, 2011.  Most recently, Wang served as Senior Vice President of Oaktree Capital (Hong Kong) Limited, a U.S. private equity investment fund focused on mid-market opportunities worldwide, and was the head of the Beijing office and responsible for deal sourcing, execution, portfolio monitoring and formulating the fund’s investment strategy in China.  Prior to Oaktree, Ms. Wang served as Director of Real Estate Financings of Credit Suisse (Hong Kong) Limited, where she was responsible for execution and origination of debt and equity financings in China real estate sector.  Prior to Credit Suisse, Ms. Wang served in various management level positions with Agilent Technologies, a spin-off of Hewlett Packard, where she was responsible for Agilent’s investment in communication and semiconductor industries, as well as for leading due diligence, deal structuring and negotiation of M&A transactions in electronic, communications and life science industries.

Ms. Wang received her Bachelor of Business Administration in Risk Management and Finance from the College of Insurance in New York, and her M.B.A. from Harvard Business School.  Ms. Wang is fluent in English and Mandarin.

Ms. Wang serves as Chairwoman of our Audit Committee and as a member of our Compensation Committee and Governance and Nominating Committee.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members as identified above. On August 7, 2009, the Board established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of these committees are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which may be obtained, without charge, by contacting the Corporate Secretary, China Advanced Construction Materials Group, Inc., Yingu Plaza, 9 Beisihuanxi Road, Suite 1708, Haidian District, Beijing 100080 PRC or through our website at www.China-ACM.com.

Prior to establishing the committees of the Board of Directors, our entire Board of Directors handled the functions that would otherwise be handled by each of the committees.

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board of Directors considered, among other matters, the size of the company as well as Mr. Han’s experience and tenure of having been Chairman and Chief Executive Officer since 2008, and felt that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.  We have not appointed a lead independent director our Board of Directors.

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

●
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm; and

●
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

Independent Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Ms. Liu, Ms. Wang and Mr. Jin.

Audit Committee

Our audit committee consists of Ms. Liu, Ms. Wang and Mr. Jin, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Ms. Wang serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

●	reviewing with our independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

●	discussing the annual audited financial statements with management and our independent auditors;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and our internal and independent auditors; and

●	reporting to the full board of directors; and

●	such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Compensation Committee

Our compensation committee consists of Ms. Liu, Ms. Wang and Mr. Jin, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

●	approving and overseeing the compensation package for our executive officers;

●	reviewing and making recommendations to the board with respect to the compensation of our directors;

●
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

●
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

Governance and Nominating Committee

Our governance and nominating committee consists of Ms. Liu, Ms. Wang and Mr. Jin, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The governance and nominating committee is responsible for, among other things:

●	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

●	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

●	identifying and recommending to the board the directors to serve as members of the board’s committees; and

●	monitoring compliance with our code of business conduct and ethics.

Code of Ethics

The Board has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at www.China-ACM.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, China Advanced Construction Materials Group, Inc., Yingu Plaza, 9 Beisihuanxi Road, Suite 1708, Haidian District, Beijing 100080 PRC. During the fiscal year ended June 30, 2011, there were no waivers of our Code of Ethics.

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

Qualifications for All Directors.  In its assessment of each potential candidate, including those recommended by shareowners, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole.  The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board. The Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board.

Summary of Qualifications of Current Directors

Set forth below is a summary of some of the specific qualifications, attributes, skills and experiences of our directors which we believe qualify them to serve on our Board. For more detailed information, please refer to the biographical information for each director set forth above.

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

Weili He. Mr. He has extensive experience in the concrete and construction industry, and has specific expertise in strategic planning and plant management and operation,

Jing Liu. Ms. Liu brings to the Board extensive experience in finance and banking, particularly within the PRC. Ms. Liu has passed both the Charter Financial Analyst and Financial Risk Manager exams, and has a high level of financial literacy and sophistication.

Tao Jin.  Mr. Jin brings to the Board extensive legal and transactional capital markets experience and has worked extensively with both U.S. and PRC based companies, and has a high level of both legal and financial literacy and sophistication.

Yang (Joanna) Wang.  Ms. Wang brings to the Board extensive experience in private equity, venture capital, corporate M&A and investment banking both in China and the U.S., and has a high level of financial literacy and sophistication.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2011 and 2010.

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xianfu Han Chairman and CEO	2011	140,000							140,000
	2010	140,000	-	-	-	-	-	-	140,000
Weili He, Vice Chairman and COO	2011	109,169							109,169
	2010	109,342	-	-	-	-	-	-	109,342
Jeremy Goodwin President and CFO	2011	180,000		123,912					303,912
	2010	90,000*		119,496					209,496

*Equivalent to half a fiscal year January – June 2010

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

Director Compensation

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

On February 7, 2010, we entered into a director agreement with Jing Liu pursuant to which she will receive, annually, a fee of $25,000 in cash and 10,000 restricted shares of the Company’s common stock, which shall vest in four equal quarterly installments.

On May 4, 2011, we entered into a director agreement with Tao Jin pursuant to which he will receive, annually, a fee of $25,000 in cash and 10,000 restricted shares of the Company’s common stock, which shall vest in four equal quarterly installments.

On May 25, 2011, we entered into a director agreement with Yang Wang pursuant to which she will receive, annually, a fee of $25,000 in cash and 10,000 restricted shares of the Company's common stock, which shall vest in four equal quarterly installments.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

The General Corporation Law of Delaware, Section 102(b)(7) provides that directors, officers, employees or agents of Delaware corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

On July 26 2011, the Company issued a press release announcing that its board of directors received a preliminary, non-binding offer from its Chairman and Chief Executive Officer, Mr. Xianfu Han, and its Vice Chairman and Chief Operating Officer, Mr. Weili He, to acquire all of the outstanding shares of the Company's common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (“Proposed Transaction”).

As of the date of this report, the Company and the members of our board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Delaware Court of Chancery by several stockholders: Kinder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6729-CS (filed July 29, 2011); McElligott v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6739-CS (filed August 2, 2011); Elias v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6754-CS (filed August 5, 2011); Camitta v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6770-CS (filed August 9, 2011); Jaworski v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6765-CS (filed August 11, 2011); Bolen v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6811-CS (filed August 26, 2011); and Mulder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6830-CS (filed September 1, 2011).. The Stockholder Actions generally allege that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer to consummate the Proposed Transaction. The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company..

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Common Stock of the Company to file with the SEC and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of the copies of such forms received by the Company, we believe that with respect to the year ended June 30, 2011, the Company’s directors, officers and more than ten-percent stockholders timely filed all such required forms except as follows:  Messrs. Han, He and Goodwin, Ms. Liu and our former directors Larry Goldman, Denis Slavich and Sean Wang, were late in filing their Form 3s.  Ms. Liu and Mr. Sean Wang were late in filing Form 4s for one reportable transaction, Mr. Goldman was late in filing Form 4s for two reportable transactions, and Mr. Slavich and Mr. Goodwin were late in filing  Form 4s for three reportable transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 22, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent of Class (1) (2)

	Officers and Directors
Xianfu Han (3)	Chairman and CEO	5,785,750	32.49%
Weile He (4)	Vice Chairman and COO	3,023,833	16.98%
Jeremy Goodwin	President and CFO	77,000	*
Jing Liu	Director	15,000	*
Tao Jin	Director	2,500	*
Yang Wang	Director	2,500	*
All officers and directors as a group (7 persons named above)		8,906,583	50.02%
	5% Security Holders
Xianfu Han (3)	Chairman and CEO	5,785,750	32.49%
Weile He (4)	Vice Chairman and COO	3,023,833	16.98%
*Less than 1%

(1)	As of the close of business on September 22, 2011, there were 17,806,887 shares of our common stock outstanding.

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

(3)
On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008 and American Stock Transfer & Trust Company, or AST, whereby 3,500,000 shares of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 3,500,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 3,000,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(4)
On June 11, 2008, Mr. He entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008 and American Stock Transfer & Trust Company, or AST, whereby 2,000,000 shares of the Company’s common stock owned by Mr. He were placed into escrow, with AST appointed as the escrow agent. The 1,500,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. He if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. He maintains voting power over all 1,500,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as discussed below, since the beginning of the last fiscal year, there have not been any transaction, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Mr. He Weili, the Company’s Chief Operating Officer, leased office space to the Company at approximately the current fair market value from July 2009 to June 2011 with annual payments of approximately $176,000. For the years ended June 30, 2011 and 2010, the Company recorded rent expense to the shareholder in the amount of approximately $176,000 for fiscal 2011 and $173,000 for fiscal 2010. As of June 30, 2011 and 2010, approximately $40,000 and $22,000, respectively, remained unpaid.

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

Under the policy, we expect that where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. The presentation will be expected to include a description of, among other things, the material facts, and the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

●the risks, costs and benefits to us;
●the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●the terms of the transaction;
●the availability of other sources for comparable services or products; and
●the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

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

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for fiscal year ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2011	June 30, 2010
Audit Fees	$122,000	$100,000
Interim Financial Review Fees	60,000	60,000
Tax Fees	13,000	11,000
All Other Fees	0	61,090
Total	$195,000	$232,090

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

55

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
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.10	2009 Equity Incentive Plan		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.

10.11	Form of Subscription Agreement with Chinese Investors		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2009.

10.12	Director Agreement, dated August 15, 2009, between the Company and Denis Slavich.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

10.13	Director Agreement, dated August 15, 2009, between the Company and Sean Wang.		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

10.14	Director Agreement, dated August 15, 2009, between the Company and Larry Goldman.		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.

23.1	Consent of Frazer Frost, LLP	✓
31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	✓

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	✓

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	✓

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of China Advanced Construction Materials Group, Inc

We have audited the accompanying consolidated balance sheet of China Advanced Construction Materials Group, Inc and Subsidiaries as of June 30, 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. China Advanced Construction Materials Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc as of June 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 23, 2011

Consent of Independent Registered Public Accounting Firm

To The Board of Directors of
China Advanced Construction Materials Group, Inc

We consent to the use of our report dated September 28, 2010, with respect to the consolidated balance sheet of China Advanced Construction Materials Group, Inc as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for the two-year ended June 30, 2010 which report appeared in the June 30, 2010 annual report on Form 10-K of China Advanced Construction Materials Group, Inc.

/S/ Frazer Frost, LLP

Brea, California
September 23, 2011

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

ASSETS	2011	2010
CURRENT ASSETS:
Cash	$1,610,699	$3,300,820
Restricted cash	928,200	57,580
Accounts receivable, net of allowance for doubtful accounts
of $5,627,049 and $456,085, respectively	84,793,355	36,072,691
Inventories	1,474,728	2,164,769
Investment	12,221,300	-
Other receivables	2,226,803	1,416,653
Prepayments	5,089,935	2,821,687
Total current assets	108,345,020	45,834,200

PROPERTY, PLANT AND EQUIPMENT, net	29,279,440	26,488,354

OTHER ASSETS:
Accounts receivable, net of allowance for doubtful
accounts of $0 and $4,607 respectively	-	364,371
Deferred tax assets	-	127,741
Advances on equipment purchases	4,509,505	8,382,383
Prepayments	2,702,409	4,414,391
Total other assets	7,211,914	13,288,886

Total assets	$144,836,374	$85,611,440

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$15,470,000	$-
Accounts payable	41,320,769	16,473,080
Customer deposits	391,550	711,219
Other payables	488,022	329,136
Other payables - shareholders	790,592	772,644
Accrued liabilities	1,921,582	1,652,751
Taxes payable	747,165	1,569,914
Total current liabilities	61,129,680	21,508,744

OTHER LIABILITIES
Warrants liability	618,657	2,920,520
Total liabilities	61,748,337	24,429,264

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,794,387 and 17,467,104 shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	17,795	17,467
Additional paid-in capital	34,981,023	33,720,762
Retained earnings	35,240,851	19,912,444
Statutory reserves	6,248,357	4,511,520
Accumulated other comprehensive income	6,600,011	3,019,983
Total shareholders' equity	83,088,037	61,182,176
Total liabilities and shareholders' equity	$144,836,374	$85,611,440

See accompanying notes to the consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
REVENUE
Sales of concrete	$109,276,550	$70,579,631
Manufacturing services	25,619,062	15,654,659
Technical services	3,001,866	4,889,460
Other	11,292	1,917,097
Total revenue	137,908,770	93,040,847

COST OF REVENUE
Concrete	93,783,945	64,624,134
Manufacturing services	18,056,445	8,261,407
Technical services	423,983	320,835
Other	-	498,325
Total cost of revenue	112,264,373	73,704,701

GROSS PROFIT	25,644,397	19,336,146

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,603,645	5,439,579

INCOME FROM OPERATIONS	9,040,752	13,896,567

OTHER INCOME (EXPENSE), NET
Other subsidy income	8,083,763	4,881,152
Realized gain from sales of marketable securities	-	27,079
Non-operating (expense), net	(349,763)	(120,060)
Change in fair value of warrants liability	1,926,948	(2,488,959)
Interest income	591,376	9,001
Interest expense	(703,837)	(23,834)
TOTAL OTHER INCOME (EXPENSE), NET	9,548,487	2,284,379

INCOME BEFORE PROVISION FOR INCOME TAXES	18,589,239	16,180,946

PROVISION FOR INCOME TAXES	1,523,995	3,174,551

NET INCOME	17,065,244	13,006,395

DIVIDENDS AND ACCRETION ON REDEEMABLE CONVERTIBLE PREFERRED STOCK	-	955,557

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$17,065,244	$12,050,838

COMPREHENSIVE INCOME:
Net Income	17,065,244	13,006,395
Foreign currency translation adjustment	3,580,028	335,321

COMPREHENSIVE INCOME	$20,645,272	$13,341,716

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,671,648	13,456,134
Diluted	18,142,630	16,521,296

Earnings per share:
Basic	$0.97	$0.90
Diluted	$0.94	$0.79

See accompanying notes to the consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional		Retained earnings		Accumulated
	Number	Par	Paid-in	Contribution		Statutory	other comprehensive
	of shares	amount	capital	receivable	Unrestricted	reserves	income	Total

BALANCE, June 30, 2009	10,595,500	$10,596	$11,616,137	$(1,210,000)	$10,817,947	$2,765,179	$2,705,267	$26,705,126

Dividends on redeemable preferred stock	-	-	-	-	(387,977)	-	-	(387,977)
Accretion of discount on redeemable preferred stock					(567,580)	-	-	(567,580)
Stock based compensation			595,888		-	-	-	595,888
Issuance of Common Stock for cash at $2.3. net of offering cost	650,988	651	1,496,591		-	-	-	1,497,242
Issuance of Common Stock for cash at $4.6. net of offering cost	2,300,000	2,300	9,617,552					9,619,852
Conversion of redeemable preferred stock into common stock	3,367,000	3,367	6,730,632		-	-	-	6,733,999
Conversion of warrants into common stock	480,286	480	3,476,535		-	-	-	3,477,015
Options exercised	73,330	73	187,427					187,500
Dividends paid to shareholders and contributed as share capital				1,210,000	(1,210,000)			-
Net income					13,006,395	-	-	13,006,395
Adjustment to statutory reserve					(1,746,341)	1,746,341	-	-
Gain realized on marketable securities	-	-	-	-	-	-	(20,605)	(20,605)
Foreign currency translation gain	-	-	-	-	-	-	335,321	335,321

BALANCE, June 30, 2010	17,467,104	$17,467	$33,720,762	$-	$19,912,444	$4,511,520	$3,019,983	$61,182,176

Restricted stock issued for compensation and services	262,500	263	885,411				-	885,674
Cashless conversion of warrants into common stock	64,783	65	374,850					374,915
Net income					17,065,244		-	17,065,244
Adjustment to statutory reserve					(1,736,837)	1,736,837	-	-
Foreign currency translation gain	-	-	-	-	-	-	3,580,028	3,580,028

BALANCE, June 30, 2011	17,794,387	$17,795	$34,981,023	$-	$35,240,851	$6,248,357	$6,600,011	$83,088,037

See accompanying notes to the consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,065,244	$13,006,395
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,898,278	2,924,616
Stock-based compensation expense	885,674	595,888
Deferred tax provision	131,053	(127,194)
Provision for doubtful accounts	7,377,395	8,651
Change in fair value of warrants liability	(1,926,948)	2,488,959
Loss realized from disposal of property, plant, and equipment	271,529	-
Realized gain on sale of marketable securities	-	(27,079)
Changes in operating assets and liabilities
Accounts receivable	(52,826,499)	(28,605,681)
Notes receivable	-	10,811
Inventories	780,312	(938,086)
Other receivables	(734,177)	2,439,020
Prepayments	(2,077,737)	1,450,571
Long term prepayment	1,889,000	370,275
Accounts payable	23,464,257	5,633,766
Customer deposits	(347,174)	708,177
Other payables	142,306	148,264
Accrued liabilities	187,540	1,208,647
Taxes payable	(880,754)	(1,488,516)
Net cash used in operating activities	(2,700,701)	(192,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	78,413
Advances on equipment purchase	-	(4,495,436)
Proceeds from disposal of property, plant, and equipment	753,022	-
Purchase of property, plant and equipment	(2,142,699)	(2,682,293)
Investment	(11,880,800)	-
Net cash used in investing activities	(13,270,477)	(7,099,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	15,025,600	190,670
Payments on short term loan	(75,560)	(4,699,119)
Rent payment to shareholder	16,466	(207,906)
Restricted cash	(849,140)	395,612
Payment to redeem preferred stock	-	(75,000)
Proceeds from exercise of options	-	187,500
Proceeds from warrants exercised	-	571,351
Proceeds from issuance of common stock, net of offering costs	-	11,117,094
Preferred dividends paid	-	(543,631)
Net cash provided by financing activities	14,117,366	6,936,571

EFFECT OF EXCHANGE RATE CHANGE ON CASH	163,691	21,276

NET INCREASE IN CASH	(1,690,121)	(333,985)

CASH, beginning of year	3,300,820	3,634,805

CASH, end of year	$1,610,699	$3,300,820

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Advances on equipment purchase offset by Accounts Payable	$-	$(628,946)
Advances on equipment purchase paid by transferring of Accounts Receivable	$-	$(4,113,869)
Fixed Assets additions paid by transferring of Accounts Receivable	$-	$(4,168,188)
Accretion of discount on redeemable preferred stock	$-	$567,580

See accompanying notes to the consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM” ) was incorporated in the State of Delaware on February 15, 2007. China ACM through its 100% owned subsidiaries and its variable interest entities (“VIEs”) (collectively, the “Company”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”).  China ACM has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”),  which is a holding company with no operations.  BVI-ACM has a wholly-owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd.  (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered a VIE.

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

On September 20, 2010, China ACM established a 100% owned subsidiary, Advance Investment Holdings Co., Inc. (“AIH”) in the State of Nevada.  AIH had no operations as of June 30, 2011, and was dissolved on August 30, 2011.

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

Ownership
Subsidiaries and VIEs	Place incorporated	percentage
AIH	Nevada, USA	100%
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

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

Management makes ongoing assessment of whether China ACM is the primary beneficiary of Xin Ao and its subsidiaries.

Based upon a series of contractual arrangements, The Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of Xin Ao and its subsidiaries are consolidated into the financial statements of the Company.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	June 30,
	2011	2010
Current assets	$107,996,610	$44,161,471
Property, plant and equipment	28,576,830	25,891,066
Other noncurrent assets	4,868,209	9,029,763
Total assets	141,441,649	79,082,300

Liabilities	(60,206,978)	(20,486,646)
Intercompany payables*	(9,808,542)	(39,124,318)
Total liabilities	(70,015,520)	(59,610,964)
Net assets	$71,426,129	$19,471,336

* Payables to China - ACMH and BVI-ACMH are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the valuation of share-based payments, deferred income taxes, allowance for doubtful accounts, and the useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and its VIEs use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with the US GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Asset and liability accounts at June 30, 2011 and 2010 were translated at RMB 6.46 and RMB 6.81 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for years ended June 30, 2011 and 2010 were RMB 6.62 and RMB 6.84 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. The effects of foreign currency translation adjustments are included in stockholder’s equity as a component of accumulated other comprehensive income.

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

●	Persuasive evidence of an arrangement exists (the Company considers its sales contracts and technical service agreements to be pervasive evidence of an arrangement);

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability of payment is reasonably assured.

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

The Company does not sell products to customers on a consignment basis. There is no right of return after the product has been delivered into the location specified by the contract and accepted by the customer. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer or services are provided by the Company.

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price.

The Company includes shipping and handling fee in cost of revenue.

Financial instruments

The US GAAP accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses qualify as financial instruments, and their carrying amounts are reported in the consolidated balance sheets for accounts receivable, other assets, short term loans, accounts payable and accrued expenses, at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs, and recorded the unrealized gains and loss in earnings at each reporting period (see Note 8).

Stock-based compensation

The Company records stock-based compensation expense at fair value on the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

Concentration of credit risk

For the years ended June 30, 2011 and 2010, no customer represented more than 10% of the Company's total revenue. As of June 30, 2011 and 2010, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of June 30, 2011 and 2010, the Company had deposits in excess of federally insured limits totaling $767,963 and $2,340,854, respectively.

Restricted cash

Restricted cash represents cash deposits for short term loans or a portion of the proceeds received from the June 11, 2009, Private Placement that was deposited in a trust account held by the Company’s legal counsel for payment of dividends, investor relations fees, and other professional fees.

Other receivables

Other receivables primarily include advances to employees, an unrelated entity, and receivables from insurance company, VAT tax refund and other deposits.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovering is considered remote. Write off for 2011 and 2010 approximated $2.3 million and $0, respectively.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2011 and 2010, the Company determined no reserves for obsolescence were necessary.

Investment

During October 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to approximately RMB 100,000,000.  The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds.  The return on this investment is guaranteed at 7% per annum.  The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment.  However, the Company’s funds deposited with the financial investment company are not insured.

Prepayments and advances

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred while additions, renewals and betterments are capitalized. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with 5% residual value. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate.

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Plant and machinery	10 years
Office equipment	5 years
Buildings and improvements	3-20 years

Accounting for long-lived assets

Long-lived assets such as, property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company did not recognize any impairment charges for the years ended June 30, 2011 and 2010.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

United States federal, state and local income tax returns prior to 2008 are not subject to examination by tax authority.

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption through June 2013.

Research and development, advertising, and repair and maintenance

Research and development, advertising, and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development for the years ended June 30, 2011 and 2010 were $608,696 and $121,762, respectively. Advertising costs for the years ended June 30, 2011 and 2010 were $252,422 and $21,810, respectively. Repair and maintenance costs for the years ended June 30, 2011 and 2010 were $1,455,788 and $862,577, respectively.

Earnings per share

The Company reports earnings per share in accordance with the US GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

Comprehensive income

Comprehensive income consists of net income, unrealized gains and losses from marketable securities, and foreign currency translation adjustments.

Recently issued accounting pronouncements

In December 2010, the FASB issued ASC No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company is currently in the process of determining the impact, if any, of the adoption of the ASU on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. While this new standard will not materially affect how we measure or account for assets and liabilities at fair value, the disclosure requirements will be required for interim and annual periods beginning January 1, 2012. There will be no impact to the Company’s financial condition or results of operation from the adoption of this new standard.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220).” This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2011 and 2010, the Company paid interest in the amount of $636,156 and $119,122, respectively.

Cash payments for income taxes for the years ended June 30, 2011 and 2010 were $2,284,063 and $4,150,487, respectively.

Non-cash transactions in the years ended June 30, 2011 and 2010

For the years ended June 30, 2011 and 2010, the accretion of the discount on redeemable preferred stock amounted to approximately $0 and $567,580, respectively.

For year ended June 30, 2011, 125,000 shares of common stock underlying warrants were converted into 64,783 shares of common stock by the exercise of such warrants on a cashless basis. For the year ended June 30, 2010, 215,562 shares of warrants were converted into 242,221 shares of common stock by the exercise of such warrants on a cashless basis.

For the year ended June 30, 2011, $4,194,619 of advances on equipment purchases were reclassified into property, plant, and equipment.

Unpaid accounts payable related to purchase of property, plant and equipment was $34,517 as of June 30, 2011.

Note 4 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts receivable and allowance for doubtful accounts consisted of the following:

	June 30, 2011	June 30, 2010
Accounts receivable, current	$90,420,404	$36,528,776
Less: allowance for doubtful accounts, current	(5,627,049)	(456,085)
Net accounts receivable, current	84,793,355	36,072,691

Accounts receivable, non-current	-	368,978
Less: allowance for doubtful accounts, non-current	-	(4,607)
Net accounts receivable, non-current	-	364,371
Total accounts receivable, net	$84,793,355	$36,437,062

Note 5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30, 2011	June 30, 2010
Plant and machinery	$21,687,400	$13,615,455
Transportation equipment	20,354,203	20,502,987
Office equipment	1,269,255	125,550
Buildings and improvements	344,852	123,702
Construction-in-progress	-	3,089,785
Total	43,655,710	37,457,479
Less: accumulated depreciation	(14,376,270)	(10,969,125)
Plant and equipment, net	$29,279,440	$26,488,354

Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction of a new mixer station inside and outside of the current plant facility in Beijing. No depreciation is provided for construction-in-progress until it is completed and placed into service. Most construction-in-progress is related to assembling of portable machinery the Company purchased with cash and in general the assembling process can be done in less than three weeks. Therefore, no interest expense was capitalized as the capitalized interest was not significant for the years ended June 30, 2010 and 2010.

Depreciation expense for the years ended June 30, 2011 and 2010 amounted to $3,898,278 and $2,924,616, respectively.

Note 6 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 15 for more information on the plant rental) and advances on inventory purchases. Prepayments as of June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Advances on inventory purchases	$3,156,185	$691,364
Rent prepayments	4,636,159	6,527,214
Other	-	17,500
Total prepayments	7,792,344	7,236,078
Minus: Current portion of prepayments	(5,089,935)	(2,821,687)
Total long-term prepayments	$2,702,409	$4,414,391

Note 7– Short term loans, banks

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of June 30, 2011, the outstanding balances on these loans were $15,470,000 consisting of the following:

June 30,
2011
Loan from Huaxia Bank. interest rate of 5.84% per annum, $1,547,000 due August 18, 2011 and $773,500 due February 2, 2012, guaranteed by Mr. Han Xianfu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Material Co., LTD	$2,320,500
Loan from Shanghai Pudong Development Bank. interest rate of 5.841% per annum, due September 29, 2011, guaranteed by Beijing Xinhang Construction Group	9,282,000
Loan from Citibank, interest rate of 5.83% per annum, due September 26, 2011, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	2,320,500
Loan from Zhaoshang Bank, interest rate of 6.12% per annum, due November 4, 2011, guaranteed by Mr. Han Xianfu and Beijing Jinshengding Mineral Co., LTD, and Beijing Xinhang Construction Material Co,. LTD.	1,547,000
$15,470,000

The above guarantor companies are the suppliers and unrelated to the Company.

Interest expense on short-term loans for the years ended June 30, 2011 and 2010 amounted to $661,168 and $23,834, respectively. At June 30, 2010, there were no short term loans outstanding.

Note 8 –Warrants liability

A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position is not considered a derivative financial instrument.  This accounting standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

The Company’s warrants have down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and are classified as liabilities with all future changes in the fair value of these warrants recognized in earnings until such time as the warrants are exercised or expired.

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	June 30,	June 30,
	2011	2010
Annual dividend yield	-	-
Expected life (years)	1.98	3.0
Risk-free interest rate	0.44%	0.98%
Expected volatility	75%	80%

Expected volatility is based on the historical volatility of the Company’s common stock or the average historical volatility of the Company’s common stock and a similar entity with public trading shares due to limited trading history of the Company’s common stock.  The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

The following table sets forth by level within the fair value hierarchy the warrants liability that were accounted at fair value on a recurring basis.

	Carrying Value at June 30, 2011	Fair Value Measurement at
		June 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$618,657	$-	$618,657	$-

	Carrying Value at June 30, 2010	Fair Value Measurement at
		June 30, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,920,520	$-	$2,920,520	$-

The following is a reconciliation of the beginning and ending balances:

Beginning balance	$2,920,520
Warrants exercised for the year ended June 30, 2011	(374,915)
Change in fair value for the year ended June 30, 2011	(1,926,948)
Ending balance	$618,657

Note 9– Related party transactions

Other payables – shareholders

Mr. He Weili, a 16.98% shareholder, leased office space to the Company at approximately the current fair market value from July 2009 to June 2011 with annual payments of approximately $176,000. For the years ended June 30, 2011 and 2010, the Company recorded rent expense to the shareholder in the amount of approximately $176,000 for fiscal 2011 and $173,000 for fiscal 2010. As of June 30, 2011 and 2010, approximately $40,000 and $22,000, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 32.49% and 16.98% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders as of June 30, 2011 and 2010 is as follows:

	June 30,	June 30,
	2011	2010
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	340,052	322,104
TOTAL	$790,592	$772,644

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

Due to the relationship of the two companies, certain monies were exchanged as part of their joint contracts. For the years ended June 30, 2011 and 2010, the Company advanced approximately $0 and $6.75 million to this entity, and the whole amounts were fully repaid during the year.  As of June 30, 2011 and 2010, there is no outstanding balance due from the related party.

Note 10– Income taxes

(a)	Corporate income tax

China ACM and AIH were organized in the United States.  China ACM has incurred a tax loss of $661,000 for income tax purposes for the year ended June 30, 2011, which excludes $885,674 stock based compensation expenses and gain in fair value of warrant liabilities of $1,926,948. June 30, 2011 net operating loss carry forward for United States income taxes purpose was approximately $1,675,000.  The net operating loss carry forwards may be available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the years ended June 30, 2011 and 2010 were an increase of approximately $226,000 and $252,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH has no operation since incorporated and no income tax incurred. Income tax returns for United States for the years prior to 2008 are no longer subject to examination by tax authorities.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $44.5 million and $29.5 million as of June 30, 2011 and 2010, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. During the fourth quarter of 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax exemption from January 1, 2003, through March 31, 2007 and an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011.

In accordance with the EIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise.  No detailed interpretation of guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. The Company continues to monitor changes in the interpretation and/or guidance of this law.

The EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign investment enterprises are subject to the withholding tax beginning January 1, 2008. The Company considers permanently reinvested undistributed earnings of Chinese operations in the PRC.  As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Income (loss) before provision for income taxes consisted of:

	For the years ended
	June 30,
	2011	2010

USA	$(160,085)	$(3,874,430)
China	18,749,324	20,055,376
	$18,589,239	$16,180,946

Provision for income taxes consisted of:

	For the years ended
	June 30,
	2011	2010
Current provision:
USA	$-	$-
China	1,392,942	3,301,745
Total current provision	1,392,942	3,301,745

Deferred provision (benefit):
USA	-	-
China	131,053	(127,194)
Total deferred provision (benefit)	131,053	(127,194)
Total provision for income taxes	$1,523,995	$3,174,551

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2011	2010
Deferred tax assets – non-current
Net operating loss carryforward in the U.S.	$560,660	$335,000
Net operating loss carryforward in China	-	127,741
Total deferred tax assets – non-current	560,660	462,741
Valuation allowance	(560,660)	(335,000)
	$-	$127,741

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2011 and 2010:

	2011		2010
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
PRC statutory rates	25%		25%
Preferential tax treatment	(10%	)	(10%	)
Other (a)	(7%	)	4%
Effective income tax rates	8%		19%

(a)	This represents the expenses (income) incurred by the Company that are not subject to PRC income taxes during the years.

Taxes payable consisted of the following:

	June 30,	June 30,
	2011	2010
Income taxes payable	$701,556	$1,536,610
Other taxes payable	45,609	33,304
Total taxes payable	$747,165	$1,569,914

(b)	Uncertain tax positions

There were no unrecognized tax benefits for the years ended June 30, 2011 and 2010. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2011 and 2010, the Company did not incur any interest and penalties.

Note 11– Shareholders’ equity

On June 11, 2008, the Company completed an offering (the “Offering”) on the sale of 875,000 of investment units for a total of $7,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock, $0.001 par value per share, and one (1) five year warrant to purchase two shares of Common Stock (the “Warrants”). Each preferred share was convertible into four shares of common stock.  Additionally, each holder was entitled to cumulative dividends equal to 9% annually, payable in cash, irrespective of the profitability of the Company. During Fiscal 2010 all preferred stock was redeemed or converted in accordance with the original maturity date of June 12, 2010.

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

The value of the warrants issued to the placement agent was $169,345 calculated by using the Cox-Ross-Rubinstein (“CRR”) Binomial option price Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR Binomial Model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

Following is a summary of the investor warrants activity:

		Weighted	Weighted Average
		Average	Remaining
	Number	Exercise Price	Contractual Life
Outstanding as of June 30, 2009	1,120,000
Granted	-
Forfeited	-
Exercised	(441,125)
Outstanding as of June 30, 2010	678,875
Granted	-
Forfeited	-
Exercised	(62,500)
Outstanding as of June 30, 2011	616,375	$2.40	1.94

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

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant. On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vest in equal quarterly installments over the first year of the agreement. As of June 30, 2011, all of the 50,000 options have been fully vested.

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

In January, 2010, the Company appointed a new CFO who is also the President of the Company. In connection with his services, the Company granted 12,500 options which vested on February 23, 2010 with an exercise price of $4.64, 35,000 options which vested on March 5, 2010 with an exercise price $5.38, 15,000 options which were scheduled to vest on June 30, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options which were scheduled to vest on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of June 30, 2011, the 15,000 and 50,000 contingent options were forfeited due to failure to meet performance condition.

The Company valued the stock options using the CRR binomial model with the following assumptions:

	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the option activity:

Stock options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of June 30, 2009	250,000
Granted	112,500
Forfeited	(165,000)
Exercised	(100,000)
Outstanding as of June 30, 2010	97,500	$4.01	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011	97,500	$4.01	$-
Exercisable as of June 30, 2011	97,500	$4.01	$-

Following is a summary of the status of options outstanding and exercisable at June 30, 2011:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)

$2.9	50,000	7.27	$2.9	50,000	7.27
$4.64	12,500	8.65	$4.64	12,500	8.65
$5.38	35,000	8.68	$5.38	35,000	8.68
	97,500			97,500

For the years ended June 30, 2011 and 2010, the Company recognized approximately $0 and $327,738, respectively, as compensation expenses under its stock option plan.

Restricted Stock Grants

Restricted stocks awarded are measured based on the market price on the grant date. The Company has granted restricted shares of common stocks to the board of directors, senior management, and consultant.

For the year ended June 30, 2011, the Company granted the following restricted stock: 1) 50,000 shares to a member of the Board of Directors and Secretary for one year of services vesting quarterly from the respective grant date, 2) 120,000 shares to a consulting company for 6 months of services vesting immediately on the grant date; and 3) 50,000 shares to the Chief Financial Officer with the first 25,000 shares vesting quarterly from the grant date for 6 months and the second 25,000 shares vesting upon approval by the Board of Directors.  4) 3,000 shares to two independent directors and a consultant for one year of services vesting quarterly from the respective grant date.

For the years ended June 30, 2011 and 2010, the Company recognized $885,674 and $268,150 of compensation expenses related to restricted stock grants. The total unrecognized share-based compensation expense as of June 30, 2011 was approximately $236,478, which is expected to be recognized over a weighted average period of approximately 0.7 years.

On July 7, 2011, the Company issued additional 12,500 shares to the Chief Financial Officer of the Company pursuant to his employment agreement with the Company.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value		Aggregate Intrinsic Value

Non-vested as of June 30, 2009	-	$-	$
Granted	100,000	4.00
Vested	(37,500)	3.64
Non-vested as of June 30, 2010	62,500	$3.68		$221,250
Granted	250,000	3.71
Vested	(230,000)	3.86
Non-vested as of June 30, 2011	82,500	$3.95		$138,600

Note 12– Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $10.9 million and $12 million as of June 30, 2011 and June 30, 2010.

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

Note 13–Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2011 and 2010:

	2011	2010
Basic earnings per share
Net income available to common shareholders	$17,065,244	$12,050,838
Weighted average shares outstanding-Basic	17,671,648	13,456,134
Earnings per share-Basic	$0.97	$0.90

Diluted earnings per share
Net income available to common shareholders	$17,065,244	$12,050,838
Add: Dividends on preferred stock	-	387,977
Add: Accretion on preferred stock	-	567,580
Net income for diluted EPS	$17,065,244	$13,006,395

Weighted average shares outstanding-Basic	17,671,648	13,456,134
Restricted stock	15,791	37,500
Warrants and options	455,191	854,190
Preferred stock	-	2,173,472

Weighted shares outstanding-Diluted	18,142,630	16,521,296
Earnings per share-Diluted	$0.94	$0.79

On June 11, 2008, the Company issued 875,000 shares of preferred stock of which 865,625 shares preferred stock had been converted into 3,462,500 of common stock and 9,375 shares of preferred stock had been redeemed for $75,000. Dividends on the preferred stock and accretion of the initial discount from the redemption value of the preferred stock, both of which are charged to retained earnings, are subtracted from net income to determine net income available to common shareholders for the purposes of computing basic earnings per share. In calculating diluted earnings per share, the convertible preferred stock is treated as common stock equivalents on an as-converted basis. The dividends and accretion on the preferred stock are added back to the net income available to common shareholders for calculating diluted earnings per share, as if the preferred stock were converted at the beginning of the period.  For the years ended June 30, 2011 and 2010, total dividend and accretion were $0 and $955,557, respectively.   For the year ended June 30, 2011, 616,375 warrants at an exercise price of $2.40 per share were included in the diluted EPS calculation, which under treasury stock method resulted in an additional 444,676 shares of common stocks.  Further, 10,515 shares of the 50,000 exercisable stock options and 15,791 shares of the 30,000 non-vested restricted stock awards were included in the diluted EPS calculation for the year ended June 30, 2011.

Note 14– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $421,000 and $156,000 for the years ended June 30, 2011 and 2010, respectively.

Note 15– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013 with annual payments of approximately $197,000.  Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, Mr. He Weili, from July 2010 to June 2012 with annual payment of approximately $176,000. On August 31, 2011, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2011 to October 31, 2013 with annual payment of approximately $363,000.

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

Total operating lease expense for the years ended June 30, 2011 and 2010 was $2,722,591and $2,725,990, respectively, and is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of June 30, 2011, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2012	$745,009
2013	566,300
2014	807,453
Thereafter	-

Note 16 -- Business Segments

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

For the year ended June 30, 2011:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Others	Corporate	Total
Net revenue	$109,276,550	$25,619,062	$3,001,866	$11,292	$-	$-	$137,908,770
Depreciation	(1,203,339)	(2,499,074)	(5,485)	(9,934)	-	(180,446)	(3,898,278)
Segment profit	14,773,183	7,393,954	2,558,120	11,218	-	(15,695,723)	9,040,752
Other income (expenses)	6,556,593	1,527,170	-	-	-	1,577,185	9,660,948
Interest income	-	-	-	-	-	591,376	591,376
Interest expenses	-	-	-	-	-	(703,837)	(703,837)
Capital expenditure	(1,697,838)	(398,045)	(46,640)	(176)	-	-	(2,142,699)
Total assets as of
June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$-	$144,836,374

For the year ended June 30, 2010:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Others	Corporate	Total
Net revenue	$70,579,631	$15,654,659	$4,889,460	$1,208,618	$708,479	$-	$93,040,847
Depreciation	(1,032,221)	(1,693,581)	(5,232)	(151,456)	-	(42,126)	(2,924,616)
Segment profit	5,686,379	7,311,730	4,543,163	1,050,880	357,909	(5,053,494)	13,896,567
Other income (expenses)	3,942,679	939,472	-	-	-	(2,582,939)	2,299,212
Interest income	-	-	-	-	-	9,001	9,001
Interest expenses	-	-	-	-	-	(23,834)	(23,834)
Capital expenditure	(409,564)	(6,727,104)	-	-	-	(41,061)	(7,177,729)
Total assets as of
June 30, 2010	$69,101,360	$15,326,776	$-	$1,183,304	$-	$-	$85,611,440

Note 17– Legal Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position or results of operations.

Following is the summary of the current litigation:

Beijing Xin Ao Concrete Co., Ltd vs. Beijing Boda Guosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, Xin Ao filed a lawsuit against Beijing Boda Guosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $294,600 (RMB 2,000,000) for the cement supplied by Xin Ao between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by Xin Ao; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. As of June 30, 2011, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

On July 26 2011, the Company issued a press release announcing that its board of directors received a preliminary, non-binding offer from its Chairman and Chief Executive Officer, Mr. Xianfu Han, and its Vice Chairman and Chief Operating Officer, Mr. Weili He, to acquire all of the outstanding shares of the Company's common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (“Proposed Transaction”).

From July 29, 2011 to September 23, 2011, six class action complaints against the Company and its Board of Directors were filed in the Court of Chancery of the State of Delaware, The complaints have the following captions: Kinder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6729-CS (filed July 29, 2011); McElligott v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6739-CS (filed August 2, 2011); Elias v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6754-CS (filed August 5, 2011); Camitta v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6770-CS (filed August 9, 2011); Jaworski v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6765-CS (filed August 11, 2011); and Bolen v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6811-CS (filed August 26, 2011). The plaintiff in the Dziak Complaint alleges, among other things, (1) the value to China ACM’s shareholders contemplated in the Proposed Transaction is fundamentally unfair to Plaintiff and the other shareholders of the Company; (2) the members of the Board of Directors conduct constitutes a breach of their fiduciary duties owed to the Company’s shareholders, and a violation of applicable legal standards governing the defendants’ conduct. For the reasons set forth herein, plaintiff seeks to enjoin defendants from taking any steps to consummate the Proposed Transaction or, in the event the Proposed Transaction is consummated, recover damages resulting from the defendants’ violations of their fiduciary duties of loyalty, good faith, and due care.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2011.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

By:	/s/ Jeremy Goodwin
Jeremy Goodwin Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	September 23, 2011
Xianfu Han

/s/Weili He	Vice Chairman and Chief Operating Officer	September 23, 2011
Weili He

/s/Jeremy Goodwin	President, Chief Financial Officer and Director	September 23, 2011
Jeremy Goodwin

/s/Jing Liu	Director	September 23, 2011
Jing Liu

/s/Tao Jin	Director	September 23, 2011
Tao Jin

/s/Yang Wang	Director	September 23, 2011
Yang Wang