Form 10-K/A
period 2011-06-30
China Advanced Construction Materials Group, Inc
filed 2011-09-26
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On September 23, 2011, we filed our Annual Report on Form 10-K for the year ended June 30, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing inadvertently omitted the report of Frazer Frost, LLP, our former independent registered public accounting firm, dated September 28, 2010,  with respect to our consolidated balance sheet as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the two-years ended June 30, 2010. This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed solely to incorporate the report of Frazer Frost, LLP on page F-2.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

This amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged, and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Brea, CA

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2011.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han Prinicipal Executive Officer

By:	/s/ Jeremy Goodwin
Jeremy Goodwin Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	September 26, 2011
Xianfu Han

/s/Weili He	Vice Chairman and Chief Operating Officer	September 26, 2011
Weili He

/s/Jeremy Goodwin	President, Chief Financial Officer and Director	September 26, 2011
Jeremy Goodwin

/s/Jing Liu	Director	September 26, 2011
Jing Liu

/s/Tao Jin	Director	September 26, 2011
Tao Jin

/s/Yang Wang	Director	September 26, 2011
Yang Wang