Form 10-Q
period 2011-09-30
China Advanced Construction Materials Group, Inc
filed 2011-11-14
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [_]                No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]

Non-Accelerated Filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]                No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,821,054

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4.	CONTROLS AND PROCEDURES	36

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1A.	RISK FACTORS	37
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37
ITEM 4.	(REMOVED AND RESERVED)	37
ITEM 5.	OTHER INFORMATION	37
ITEM 6.	EXHIBITS	38

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
ASSETS	2011	2011

CURRENT ASSETS:
Cash	$3,231,634	$1,610,699
Restricted cash	1,126,080	928,200
Accounts receivable, net of allowance for doubtful accounts of $12,712,880 and $5,627,049, respectively	100,666,920	84,793,355
Inventories	2,211,207	1,474,728
Investment	5,036,080	12,221,300
Other receivables	2,423,219	2,226,803
Prepayments	3,987,967	5,089,935
Total current assets	118,683,107	108,345,020

PROPERTY, PLANT AND EQUIPMENT, net	28,558,313	29,279,440

OTHER ASSETS:
Advances on equipment purchases	4,559,060	4,509,505
Prepayments	2,278,793	2,702,409
Total other assets	6,837,853	7,211,914

Total assets	$154,079,273	$144,836,374

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$4,316,640	$15,470,000
Accounts payable	55,257,948	41,320,769
Customer deposits	575,494	391,550
Other payables	2,675,317	488,022
Other payables - shareholders	802,859	790,592
Accrued liabilities	1,685,472	1,921,582
Taxes payable	1,179,393	747,165
Total current liabilities	66,493,123	61,129,680

OTHER LIABILITIES
Warrants liability	423,181	618,657
Total liabilities	66,916,304	61,748,337

Commitments and contingencies

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,806,887 and 17,794,387 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	17,807	17,795
Additional paid-in capital	35,027,281	34,981,023
Retained earnings	38,010,078	35,240,851
Statutory reserves	6,571,196	6,248,357
Accumulated other comprehensive income	7,536,607	6,600,011
Total shareholders’ equity	87,162,969	83,088,037
Total liabilities and shareholders’ equity	$154,079,273	$144,836,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended
	September 30,
	2011	2010
REVENUE
Sales of concrete	$40,085,039	$25,320,947
Manufacturing services	4,499,968	4,471,777
Technical services	-	1,159,060
Other	-	5,298
Total revenue	44,585,007	30,957,082

COST OF REVENUE
Concrete	30,137,524	23,508,683
Manufacturing services	3,692,937	3,217,125
Technical services	-	106,010
Total cost of revenue	33,830,461	26,831,818

GROSS PROFIT	10,754,546	4,125,264

PROVISION FOR DOUBTFUL ACCOUNTS	7,001,540	167,058
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,709,440	2,026,730

INCOME FROM OPERATIONS	1,043,566	1,931,476

OTHER INCOME (EXPENSE), NET
Other subsidy income	2,685,390	1,787,563
Non-operating (expense), net	(54,205)	169,227
Change in fair value of warrants liability	195,476	154,258
Interest income	222,644	4,929
Interest expense	(299,176)	(12,906)
TOTAL OTHER INCOME (EXPENSE), NET	2,750,129	2,103,071

INCOME BEFORE PROVISION FOR INCOME TAXES	3,793,695	4,034,547

PROVISION FOR INCOME TAXES	701,629	726,226
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,092,066	$3,308,321

COMPREHENSIVE INCOME:
Net Income	3,092,066	3,308,321
Foreign currency translation adjustment	936,596	1,070,182

COMPREHENSIVE INCOME	$4,028,662	$4,378,503

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,806,072	17,518,544
Diluted	17,828,572	18,022,815

Earnings per share:
Basic	$0.17	$0.19
Diluted	$0.17	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,092,066	$3,308,321
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,082,560	862,140
Stock-based compensation expense	46,268	178,302
Deferred tax provision	-	128,261
Provision for doubtful accounts	7,001,540	167,058
Change in fair value of warrants liability	(195,476)	(154,258)
Loss realized from disposal of property, plant, and equipment	3,989	-
Changes in operating assets and liabilities
Accounts receivable	(21,817,592)	(15,630,594)
Notes receivable	(77,950)	-
Inventories	(717,970)	454,016
Other receivables	(171,396)	(181,162)
Prepayments	1,154,199	(844,255)
Long term prepayment	451,864	428,676
Accounts payable	13,440,000	7,967,380
Customer deposits	179,067	660,301
Other payables	2,175,686	32,377
Accrued liabilities	(255,984)	211,575
Taxes payable	422,662	617,851
Net cash provided by (used in) operating activities	5,813,533	(1,794,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	6,236	648,496
Purchases of property, plant and equipment	(53,240)	(58,252)
Proceeds from sale of investments	7,296,120	-
Net cash provided by investing activities	7,249,116	590,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	795,090	10,485,440
Payments for short term loan	(12,082,250)	-
Rent payment to shareholder	11,792	43,725
Restricted cash	(187,080)	57,580
Net cash (used in) provided by financing activities	(11,462,448)	10,586,745

EFFECT OF EXCHANGE RATE CHANGE ON CASH	20,734	34,723

NET INCREASE IN CASH	1,620,935	9,417,701

CASH, beginning of period	1,610,699	3,300,820

CASH, end of period	$3,231,634	$12,718,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“China ACM”) was incorporated in the State of Delaware on February 15, 2007. China ACM through its 100% owned subsidiaries and its variable interest entities (“VIEs”) (collectively, the “Company”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”). China ACM has a wholly-owned subsidiary in the British Virgin Islands, XinAo Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered a VIE.

In March and April 2010, the VIE established five 100% owned subsidiaries in the PRC for consulting, concrete mixing and equipment rental services: (1) Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian HengXin Technology Co., Ltd (HengXin). The purpose of these subsidiaries is to support the Company’s future growth.

On September 20, 2010, China ACM established a 100% owned subsidiary, Advance Investment Holdings Co., Inc. (“AIH”) in the State of Nevada. AIH has no operations as of September 30, 2011, and was dissolved on August 30, 2011.

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

Ownership
Subsidiaries and VIEs	Place Incorporated	Percentage
AIH	Nevada, USA	100%
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
XinAo	Beijing, China	VIE
Heng Yuan ZhengKe	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
HengXin	Luanxian, China	VIE

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

Management makes ongoing assessment of whether China ACM is the primary beneficiary of XinAo and its subsidiaries.

Based upon a series of contractual arrangements, The Company determined that XinAo and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the financial statements of XinAo and its subsidiaries are consolidated into the financial statements of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	June 30,
	2011	2011
Current assets	$117,644,963	$107,996,610
Property, plant and equipment	27,872,818	28,576,830
Other noncurrent assets	4,468,393	4,868,209
Total assets	149,986,174	141,441,649

Liabilities	(65,544,713)	(60,206,978)

Intercompany payables*	(8,992,230)	(9,808,542)

Total liabilities	(74,536,943)	(70,015,520)

Net assets	$75,449,231	$71,426,129

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

Asset and liability accounts at September 30, 2011 and June 30, 2011 were translated at RMB 6.39 and RMB 6.46 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the three months ended September 30, 2011 and 2010 were RMB 6.41andRMB 6.78to $1.00, respectively.

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

  Delivery has occurred or services have been rendered;

  The seller’s price to the buyer is fixed or determinable; and

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

The Company includes shipping and handling fee in both revenue and cost of revenue.

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

The fair value of cash, restricted cash and investment were derived from the quoted prices of the similar financial institutions, as Level 1 inputs. The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs, and recorded the unrealized gains and loss in earnings at each reporting period (see Note 9).

Stock-based compensation

The Company records stock-based compensation expense at fair value on the grant date and recognize the expense over the employee’s requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current & expected dividend policy.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of credit risk

For the three months ended September 30, 2011, no customer represented more than 10% of the Company’s total revenue. For the three months ended September 30, 2010, one customer represented 13% of the Company’s total revenue. As of September 30, 2011 and June 30, 2011, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of September 30, 2011 and June 30, 2011, the Company had deposits in excess of federally insured limits totaling $2,627,784 and $767,963, respectively.

Restricted cash

Restricted cash represents $938,400 cash deposits for short term loans collateral and $187,680 cash deposits in connection with sales agreements.

Other receivables

Other receivables primarily include advances to employees, an unrelated entity, and receivables from insurance company, VAT tax refund and other deposits.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs for each of the three months ended September 30, 2011 and 2010.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30, 2011 and June 30, 2011, the Company determined no reserves for obsolescence were necessary.

Investment

During October, 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to approximately RMB 100,000,000. The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment is guaranteed at 7% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $1.6 million cash proceeds from investment on October 9, 2011, and expects to receive approximately $2 million by November 18, 2011 and approximately $1.4 million by December 30, 2011 plus interest.

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

Accounting for long-lived assets

Long-lived assets such as, property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company did not recognize any impairment charges for the three months ended September 30, 2011 and 2010.

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

United States federal, state and local income tax returns prior to 2009 are not subject to examination by tax authority.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development for the three months ended September 30, 2011 and 2010 were $300,735 and $147,900, respectively. Advertising costs for the three months ended September 30, 2011 and 2010 were $31,533 and $16,517, respectively. Repair and maintenance costs for the three months ended September 30, 2011 and 2010 were $351,410 and $289,417, respectively.

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

Comprehensive income

Comprehensive income consists of net income and foreign currency translation adjustments.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current periods’ presentation.

Note 3 – Change in accounting estimate

Expecting longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed the accounting estimate on allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the three months ended September 30, 2011. The allowance for doubtful accounts increased to approximately $12.7 million at September 30, 2011, compared to approximately $5.6 million at June 30, 2011. The new estimate of peers’ comparable rate on allowance for doubtful accounts increased provision for doubtful accounts for approximately $3 million compared to the previous estimate of historical default rates. If the new accounting estimate on allowance for doubtful accounts was adopted at June 30, 2011 or September 30, 2010, the provision for doubtful accounts would have been increased approximately $2.5 million or $1.5 million for the year ended June 30, 2011and the three months ended September 30, 2010, respectively.

Note 4 – Supplemental disclosure of cash flow information

For the three months ended September 30, 2011 and 2010, the Company paid interest in the amount of $297,869 and $898, respectively.

Cash payments for income taxes for the three months ended September 30, 2011 and 2010were $254,607 and $51,282,respectively.

Non-cash investing and financing activities

For the three months ended September 30, 2011 and 2010, the Company recognized $46,268 and $178,302 of compensation expenses related to restricted stock grants, respectively.

Note 5 – Accounts receivable

Accounts receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts receivable and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2011	2011
Accounts receivable, current	$113,379,800	$90,420,404
Less: allowance for doubtful accounts, current	(12,712,880)	(5,627,049)
Total accounts receivable, net	$100,666,920	$84,793,355

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2011	2011
Plant and machinery	$21,958,551	$21,687,400
Transportation equipment	20,577,875	20,354,203
Office equipment	1,286,581	1,269,255
Buildings and improvements	348,641	344,852
Total	44,171,648	43,655,710
Less: accumulated depreciation	(15,613,335)	(14,376,270)
Plant and equipment, net	$28,558,313	$29,279,440

Depreciation expense for the three months ended September 30, 2011and 2010 amounted to $1,082,560 and $862,140, respectively.

Note 7 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 16 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	September 30,	June 30,
	2011	2011
Advances on inventory purchases	$2,032,967	$3,156,185
Rent prepayments	4,233,793	4,636,159
Total prepayments	$6,266,760	$7,792,344
Minus: Current portion of prepayments	(3,987,967)	(5,089,935)
Total long-term prepayments	$2,278,793	$2,702,409

Note 8– Short term loans, banks

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of September 30, 2011 and June 30, 2011, the outstanding balances on these loans consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	June 30,
	2011	2011

Loan from Huaxia Bank. interest rate of 5.84% per annum, due February 2, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Material Co., LTD	$782,000	$2,320,500

Loan from Shanghai Pudong Development Bank, was fully repaid on September 29, 2011.	-	9,282,000

Loan from Citibank, interest rate of 5.83% per annum, due February 8, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	1,173,000	2,320,500

Loan from Zhaoshang Bank, interest rate of 6.12% per annum, due November 4, 2011, guaranteed by Mr. Han Xian Fu and Beijing Jinshengding Mineral Co., LTD, and Beijing Xinhang Construction Material Co., LTD.	1,564,000	1,547,000

Loan from Industrial & Commercial Bank, interest rate of 6.01% per annum, due April 6, 2012, collateral by accounts receivable from China Construction 1st Bureau.	797,640	-

	$4,316,640	$15,470,000

The above guarantor companies are the suppliers and unrelated to the Company.

The Company paid off the loan from Zhaoshang Bank on November 8, 2011.

Interest expense on short-term loans for the three months ended September 30, 2011 and 2010amounted to $290,018 and $11,446, respectively.

Note 9 –Warrants liability

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

The Company’s warrants have downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and are classified as liabilities with all future changes in the fair value of these warrants recognized in earnings until such time as the warrants are exercised or expired.

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	September 30,	June 30,
	2011	2011
Annual dividend yield	-	-
Expected life (years)	1.70	1.98
Risk-free interest rate	0.21%	0.44%
Expected volatility	70%	75%

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Expected volatility is based on the historical volatility of the Company’s common stock. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

Carrying
Value at
	September	Fair Value Measurement at
	30, 2011	September 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$423,181	$-	$423,181	$-

Carrying
Value at
	June 30,	Fair Value Measurement at
	2011	June 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$618,657	$-	$618,657	$-

The following is a reconciliation of the beginning and ending balances:

Beginning balance, June 30, 2011	$618,657

Change in fair value for the three months ended September 30, 2011	(195,476)

Ending balance, September 30, 2011	$423,181

Note 10– Related party transactions

Other payables – shareholders

Mr. He Weili, an approximately 17.0% shareholder, leased office space to the Company at approximately the current fair market value from July 2009 to June 2012 with annual payments of approximately $176,000. The lease with Mr. He was terminated on September 30, 2011. For the three months ended September 30, 2011 and 2010, the Company recorded rent expense to the shareholder in the $46,090 and $43,725, respectively. As of September 30, 2011 and June 30, 2010, approximately $52,000 and $40,000, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 32.5% and 17.0% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total other payables - shareholders consisted of the following:

	September 30,	June 30,
	2011	2011
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	352,319	340,052
	$802,859	$790,592

Note 11– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $61,000 for income tax purposes for the three months ended September 30, 2011, which excludes $46,268 stock based compensation expenses and gain in fair value of warrant liabilities of $195,476. As of September 30, 2011, net operating loss carry forward for United States income taxes purpose was approximately $1,709,000. The net operating loss carry forwards may be available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continues losses for United States income tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the three months ended September 30, 2011 and 2010 were an increase of approximately $20,000 and $86,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH has no operation since incorporated and no income tax incurred and was dissolved on August 30, 2011.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $47.8 million and $44.5 million as of September 30, 2011 and June 30, 2011, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. During the fourth quarter of 2009, XinAo has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on XinAo’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, XinAo was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011.

In accordance with the EIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. No detailed interpretation of guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. The Company continues to monitor changes in the interpretation and/or guidance of this law.

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

Income (loss) before provision for income taxes consisted of:

	For the Three Months Ended
	September 30,
	2011	2010

USA	$(122,934)	$(339,819)
China	3,916,629	4,374,366
	$3,793,695	$4,034,547

Provision for income taxes consisted of:

	For the Three Months Ended
	September 30,
	2011	2010
Current provision:
USA	$-	$-
China	701,629	597,965
Total current provision	701,629	597,965

Deferred provision (benefit):
USA	-	-
China	-	128,261
Total deferred provision (benefit)	-	128,261
Total provision for income taxes	$701,629	$726,226

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2011	2011
Deferred tax assets - non-current

Net operating loss carryforward in the U.S.	$581,060	$560,660

Net operating loss carryforward in China	-	-
Total deferred tax assets - non-current	581,060	560,660
Valuation allowance	(581,060)	(560,660)
	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Taxes payable consisted of the following:

	September 30,	June 30,
	2011	2011
Income taxes payable	$1,157,721	$701,556
Other taxes payable	21,672	45,609
Total taxes payable	$1,179,393	$747,165

(b) Uncertain tax positions

There were no unrecognized tax benefits for the three months ended September 30, 2011 and 2010. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2011 and 2010, the Company did not incur any interest and penalties.

Note 12– Shareholders’ equity

The value of the warrants issued to a placement agent from a private placement which occurred in June 2008 was $169,345 calculated by using the Cox-Ross-Rubinstein (“CRR”) Binomial option price Model. The fair value of these warrants of $169,345 was recognized as offering expense and charged to additional paid-in capital. The value of the warrants was determined using the CRR Binomial Model using the following assumptions: volatility 75%; risk-free interest rate of 3.49% of the Investor Warrants, the Placement and Advisory Warrants; dividend yield of 0%, and expected term of 5 years of the Investor Warrants and the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of a similar U.S. public company due to limited trading history of the Company’s common stock. The risk-free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

Following is a summary of the investor warrants activity issued in connection with a private placement which occurred in June 2008:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life
	Number	Price	(Years)
Outstanding as of June 30, 2011	616,375	$2.40	1.94
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2011	616,375	$2.40	1.72

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

In January, 2010, the Company appointed a CFO who is also the President of the Company. In connection with his services, the Company granted 12,500 options which vested on February 23, 2010 with an exercise price of $4.64, 35,000 options which vested on March 5, 2010 with an exercise price $5.38, 15,000 options which were scheduled to vest on June 30, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options which were scheduled to vest on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of June 30, 2011, the 15,000 and 50,000 contingent options were forfeited due to failure to meet performance condition.

The Company valued the stock options using the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the stock option activity:

		Weighted Average	Aggregate
Stock options	Shares	Exercise Price	Intrinsic Value
Outstanding as of June 30, 2011	97,500	$4.01	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2011	97,500	$4.01	$-
Exercisable as of September 30, 2011	97,500	$4.01	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of stock options outstanding and exercisable at September 30, 2011:

Outstanding options			Exercisable options
		Average			Average
Average		Remaining	Average		Remaining
Exercise		Contractual Life	Exercise		Contractual Life
Price	Number	(Years)	Price	Number	(Years)
2.9	50,000	7.02	$2.9	50,000	7.02
4.64	12,500	8.40	$4.64	12,500	8.40
5.38	35,000	8.43	$5.38	35,000	8.43
	97,500			97,500

For the three months ended September 30, 2011 and 2010, the Company recognized $0 as compensation expenses under its stock option plan.

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stocks to the board of directors, senior management, and consultant.

The Company didn’t grant restricted stocks during the three months ended September 30, 2011.

For the three months ended September 30, 2011 and 2010, the Company recognized $46,268 and $178,302 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of September 30, 2011 was approximately $190,000, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted Stock Grants	Shares	Fair Value	Value

Non-vested as of June 30, 2011	82,500	$3.95	$138,600

Granted	-

Vested	(30,000)	4.00
Non-vested as of September 30, 2011	52,500	$3.93	$81,375

Note 13– Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $1.8 million and $2.1 million as of September 30, 2011 and June 30, 2011.

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

Note 14–Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
Basic earnings per share
Net income available to common shareholders	$3,092,066	$3,308,321
Weighted average shares outstanding-Basic	17,806,072	17,518,544
Earnings per share-Basic	$0.17	$0.19

Diluted earnings per share
Net income available to common shareholders	$3,092,066	$3,308,321

Weighted average shares outstanding-Basic	17,806,072	17,518,544
Restricted stock	22,500	65,000
Warrants and options	-	439,271

Weighted shares outstanding-Diluted	17,828,572	18,022,815
Earnings per share-Diluted	$0.17	$0.18

For the three months ended September 30, 2011, 616,375 warrants and 97,500 options outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive. Further, 22,500 shares of restricted stock vested but not issued were included in the diluted EPS calculation.

Note 15– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $170,000 and $71,000 for the three months ended September 30, 2011 and 2010, respectively.

Note 16– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013 with annual payments of approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, Mr. He Weili, from July 2010 to June 2012 with annual payment of approximately $176,000.The rent is valued at fair value from the main property management. The lease with Mr. He was terminated on September 30, 2011. On August 31, 2011, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2011 to October 31, 2013 with annual payment of approximately $363,000.In addition, On October 14, 2011, The Company entered a lease agreement to lease office space from a third party, starting from October 19, 2011 to January 18, 2014 with annual payment of approximately $73,000.

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

Total operating lease expenses for the three months ended September 30, 2011 and 2010 were $644,007 and $707,070, respectively, and is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of September 30, 2011,under non-cancelable operating leases with a term of one year or more consist of the following:

Years Ending September 30,	Amount
2012	$655,000
2013	659,000
2014	655,000
Thereafter,	-

Note 17 -- Business Segments

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

For the three months ended September 30, 2011:

	Sales of	Manufacturing	Technical	Mixer
	Concrete	Services	Services	Rental	Corporate	Total
Net revenue	$40,085,039	$4,499,968	$-	$-	$-	$44,585,007
Depreciation	(372,727)	(642,760)			(67,073)	(1,082,560)
Segment profit	9,689,252	778,038	-	-	(9,423,724)	1,043,566
Other income (expenses)	2,405,102	280,288	-	-	141,271	2,826,661
Interest income	-	-	-	-	222,644	222,644
Interest expenses	-	-	-	-	(299,176)	(299,176)
Capital expenditure	(47,866)	(5,374)	-	-	-	(53,240)
Total assets as of September 30, 2011	$138,528,041	$15,551,232	$-	$-	$-	$154,079,273

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended September 30, 2010:

	Sales of	Manufacturing	Technical	Mixer
	Concrete	Services	Services	Rental	Corporate	Total
Net revenue	$25,320,947	$4,471,777	$1,159,060	$5,298	$-	$30,957,082
Depreciation	(301,447)	(526,421)	(32)	-	(34,240)	(862,140)
Segment profit	1,632,899	1,228,893	1,113,444	5,268	(2,049,028)	1,931,476
Other income (expenses)	1,519,257	268,307	-	-	323,484	2,111,048
Interest income	-	-	-	-	4,929	4,929
Interest expenses	-	-	-	-	(12,906)	(12,906)
Capital expenditure	(59,554)	(10,517)	-	(12)	-	(70,083)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

Note 18–Commitments and contingencies

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

Following is the summary of the current litigation:

Beijing XinAo Concrete Co., Ltd vs. Beijing BodaGuosheng Investment Co., Ltd. (Beijing District Court, PRC)

In August 2006, XinAo filed a lawsuit against Beijing BodaGuosheng Investment Co., Ltd (“Boda”) seeking specific performance of Boda’s obligations under the sales contract to pay approximately $294,600 (RMB 2,000,000) for the cement supplied by XinAo between March 2005 and June 2005 and compensatory damages of approximately $23,500 (RMB 171,000) to cover the interest incurred on the unpaid balance. The Court ruled against Boda and ordered Boda to pay the amounts requested by XinAo; however, Boda appealed the court’s rulings. In November 2007, the Appeals Court upheld the original verdict and again ordered Boda to pay all the damages. As of June 30, 2011, the Company has factored this amount to an unrelated third party trust company and the trust company has received the payment from Boda.

On July 26 2011, the Company issued a press release announcing that its board of directors received a preliminary, non-binding offer from its Chairman and Chief Executive Officer, Mr. Xianfu Han, and its Vice Chairman and Chief Operating Officer, Mr. Weili He, to acquire all of the outstanding shares of the Company’s common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (“Proposed Transaction”).

From July 29, 2011 to September 1, 2011, seven class action complaints against the Company and its Board of Directors were filed in the Court of Chancery of the State of Delaware, The complaints have the following captions: Kinder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6729-CS (filed July 29, 2011); McElligott v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6739-CS (filed August 2, 2011); Elias v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6754-CS (filed August 5, 2011); Camitta v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6770-CS (filed August 9, 2011); Jaworski v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6765-CS (filed August 11, 2011); Bolen v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6811-CS (filed August 26, 2011); and Mulder v. China Advanced Construction Material Group, Inc., and its Board of Directors et al., C.A. No. 6830-CS (filed September 1, 2011). The Stockholder Actions generally allege that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer from Xianfu Han, the Company’s Chairman and Chief Executive Officer, and Weili He, the Company’s Vice Chairman and Chief Operating Officer, to acquire all of the outstanding shares of our common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19– Subsequent Events

Agreement and plan of merger

On October 24, 2011, the Company announced that it has entered into a definitive agreement and plan of merger with Novel Gain Holdings Limited, a British Virgin Islands company ("Novel Gain"), CACMG Acquisition, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Novel Gain ("Merger Sub"), Mr. Xianfu Han and Mr. Weili He, pursuant to which Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Novel Gain.

Under the terms of the merger agreement, each share of the Company Common Stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $2.65 in cash without interest, except for (i) shares in respect of which appraisal rights have been properly exercised under Delaware law, and (ii) shares owned by Novel Gain and Merger Sub (including shares to be contributed to Novel Gain by Messrs. Han and He (the "Rollover Investors") pursuant to a rollover agreement between Novel Gain and the Rollover Investors immediately prior to the effective time of the merger), which shares will be cancelled without the Rollover Investors receiving any consideration.

The merger contemplated by the merger agreement is subject to customary closing conditions set forth in the merger agreement, including obtaining approval of the existing stockholders of the Company. If completed, the merger would, under the laws of the State of Delaware, result in the Company becoming a privately held company and the Company Common Stock would no longer be listed on the NASDAQ Global Market.

Restricted stock issuances

During May, 2010, the Company entered an agreement with a communication consultant and agreed to grant 10,000 restricted shares of common stock on an annual basis with 2,500 restricted shares of common stock vesting quarterly. The service agreement was terminated on September 30, 2011 and the Company agreed to issue 4,167 restricted stocks to the consultant for the service provided from June to September 2011. 2,500 shares were issued on October 14, 2011 for fair value of $4,125 and 1,667 shares were issued on October 31, 2011 for fair value of $3,767.

Investments

During October, 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to approximately RMB 100,000,000. The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment is guaranteed at 7% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $1.6 million cash proceeds from investment on October 9, 2011, and expects to receive approximately $2 million by November 18, 2011 and approximately $1.4 million by December 30, 2011 plus interest.

Loan Repayment

On November 8, 2011, the Company paid off all amounts owed by the Company under a loan from Zhaoshang Bank.

Termination Agreement

On November 14, 2011, the Company entered into an employee termination agreement (the “Termination Agreement”) with Jeremy Goodwin, the Company’s President and Chief Financial Officer, pursuant to which Mr. Goodwin’s employment with the Company will terminate on the date of filing of this report. The Termination Agreement provides that the termination of Mr. Goodwin’s employment is by mutual agreement and not for “cause” or “good reason.” Pursuant to the Termination Agreement, the Company shall pay to Mr. Goodwin (i) within five business days following the termination of Mr. Goodwin’s employment, a fee equal to $45,000, and (ii) within five business days after date that the Form 15 deregistering the common stock of the Company with the SEC becomes effective under the Securities Exchange Act of 1934, as amended (the “Act”), the Company shall pay to Mr. Goodwin an additional fee equal to $45,000. In addition, the Company agreed to use reasonable efforts to remove Mr. Goodwin as a defendant in the class action lawsuits identified in Part II, Item 1 “Legal Proceedings”, on the basis he was not party either to the management buyout proposal or to the Board of Director’s review of such proposal and so long as Mr. Goodwin is a named defendant in such suits, and prior to the deregistration of the Company’s common stock under the Act, use commercially reasonable efforts to obtain and maintain D&O liability insurance which provides Mr. Goodwin the same rights and benefits as are accorded to the most favorably insured of the Company’s directors (provided that such insurance is not prohibited by the Merger Agreement).

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to “China,” “Chinese” and “PRC,” are references to the People’s Republic of China;

  “BVI” are references to the British Virgin Islands
  “China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI-ACM and China-ACMH, as well as XinAo, but do not include the stockholders of China Advanced;
  “BVI-ACM” are references to XinAo Construction Materials, Inc.
  “China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
  “AIH” are references to Advance Investment Holding Co., Inc.
  “XinAo” are references to Beijing XinAo Concrete Group;
  “RMB” are references to the Renminbi, the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are references to the legal currency of the United States.

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

  our expectations regarding the market for our concrete products and services;

  our expectations regarding the continued growth of the concrete industry;
  our beliefs regarding the competitiveness of our products;
  our expectations regarding the expansion of our manufacturing capacity;
  our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;
  our future business development, results of operations and financial condition;
  competition from other manufacturers of concrete products;
  the loss of any member of our management team;
  our ability to integrate acquired subsidiaries and operations into existing operations;
  market conditions affecting our equity capital;
  our ability to successfully implement our selective acquisition strategy;
  changes in general economic conditions; and
  changes in accounting rules or the application of such rules.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Non-GAAP Financial Measures

The Company makes reference to Non-GAAP financial measures in portions of “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude the non-cash expenses of $46,268 stock-based compensation and a gain of $195,476 in change of fair value of warrants liability, shown in the below chart, due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in the section “Derivative Liability” below.

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

	Three Months Ended September 30,
			Increase
	2011	2010	(Decrease)
Net Income available to Common shareholders -GAAP	$3,092,066	$3,308,321	$(216,255)
Add Back:
Change in fair value of warrants (a)	$(195,476)	$(154,258)	$(41,218)
Add Back:
Change in Equity-Based Compensation (b)	$46,268	$178,302	$(132,034)
Adjusted Net Income available to Common shareholders -Non-GAAP	$2,942,858	$3,332,365	$(389,507)

Basic earnings per share - GAAP	$0.17	$0.19	$(0.02)
Add back:
Change in fair value of warrant	$(0.01)	$(0.01)	$(0.00)
Add back:
Change in Equity-Based Compensation	$0.01	$0.01	$(0.00)
Adjusted basic earnings per share Non-GAAP	$0.17	$0.19	$(0.02)

Diluted earnings per share-GAAP	$0.17	$0.18	$(0.01)
Add back:
Change in fair value of warrant	$(0.01)	$(0.01)	$(0.00)
Add back:
Change in Equity-Based Compensation	$0.01	$0.01	$(0.00)
Adjusted diluted earnings per share Non-GAAP	$0.17	$0.18	$(0.01)
Weighted average number of shares
Basic	17,806,072	17,518,544	287,528
Diluted	17,828,572	18,022,815	(194,243)

(a) The Company adopted the provisions of FASB accounting standard ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. Effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in June 2008. The Company recognized a $195,476 and $154,258 gain from the change in fair value for the three months ended September 30, 2011 and 2010, respectively.

(b) The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee’s requisite service period. For the three months ended September 30, 2011 and 2010, the Company recognized $46,268 and $178,302as compensation expense for its restricted stock grants, respectively.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity, XinAo and its subsidiaries. We engage in the production of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

During the three months ended September 30, 2011, we supported materials, services and our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of September 30, 2011) and our portable plants (twenty-four as of September 30, 2011) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.

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

Recent Developments

On October 24, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novel Gain Holdings Limited, a British Virgin Islands company (“Novel Gain”), CACMG Acquisition, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Novel Gain (“Merger Sub”), Mr. Xianfu Han and Mr. Weili He. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Novel Gain (the “Merger”). Mr. Han is our Chief Executive Officer and the Chairman of our Board of Directors, and beneficially owns approximately 32.5% of our outstanding common stock. Mr. He is our Chief Operating Officer and Vice-Chairman of our Board of Directors, and beneficially owns approximately 17.0% of our outstanding common stock.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than (i) Rollover Shares (as defined in the Merger Agreement), (ii) shares owned by Novel Gain and Merger Sub and (iii) shares in respect of which appraisal rights have been properly exercised under Delaware law) will be canceled and will be automatically converted into the right to receive $2.65 in cash (the “Merger Consideration”), without interest. In connection with the Merger, each outstanding share of our common stock that is subject to vesting and/or forfeiture restrictions will become fully vested immediately prior to the Effective Time. Each warrant that is outstanding at the Effective Time will be converted into the right to receive, upon exercise of such warrant after the Effective Time, a cash amount equal to (i) the total number of shares of our common stock subject to such warrant immediately prior to the Effective Time multiplied by (ii) the excess, if any, of (x) the Merger Consideration over (y) the exercise price payable per share of our common stock issuable under such warrant. In addition, each option to purchase our common stock pursuant to the our 2009 Equity Incentive Plan (the “Plan”) that is then outstanding and unexercised, whether or not then vested, shall be converted into the right to receive, upon exercise of such option after the Effective Time, a cash amount equal to (i) the total number of shares of our common stock subject to such option immediately prior to the Effective Time multiplied by (ii) the excess, if any, of (x) the Merger Consideration over (y) the exercise price payable per share of our common stock issuable under such option. Unless otherwise determined by Novel Gain, the Plan shall terminate as of the Effective Time.

We, Novel Gain and Merger Sub each have made customary representations and warranties to each other in the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by our stockholders, (ii) the absence of any order or injunction prohibiting the consummation of the Merger and (iii) the truth and correctness of each party’s representations and warranties at closing.

The Merger Agreement may be terminated under certain circumstances, including, among others, (i) termination by mutual agreement of the parties, (ii) termination by either party if the Merger is not consummated on or before June 30, 2012, (iii) termination by the Company if we enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), (iv) termination under certain circumstances by the Company or Novel Gain after an Alternative Transaction Proposal (as defined in the Merger Agreement) is publicly disclosed and not withdrawn after December 23, 2011 and receipt of the Facility Agreement (as defined in the Merger Agreement), assuming that within 12 months of termination we enter into an agreement or transaction with respect to the Alternative Transaction Proposal, (v) termination by Novel Gain upon certain breaches of provisions of the Merger Agreement by the Company or by our Board of Directors, and (vi) termination by the Company after certain breaches by Novel Gain or Merger Sub. If the agreement is terminated pursuant to (iii), (iv) or (v), then we will be required to pay to Novel Gain a termination fee of $500,000. If the agreement is terminated pursuant to (vi) or prior to Novel Gain’s execution of a Facility Agreement (as defined in the Merger Agreement) and following 60 days from the execution of the Merger Agreement, then Novel Gain, or at our request, Mr. Han and Mr. He, will be required to pay to us a termination fee of $1,500,000; provided, however, such termination fee will be increased to $2,500,000 prior to Novel Gain’s execution of a Facility Agreement and following 90 days from the execution of the Merger Agreement.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which has been filed as Exhibit 10.1 to our current report on Form 8-K dated October 24, 2011, and which is incorporated herein by reference.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

     • Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2011, five customers accounted for approximately 13.0%of the Company’s sales and 9.4% of our account receivables as of September 30, 2011. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

PRC Taxation

China-ACMH and our VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. As granted by the State Administration of Taxation of the PRC, XinAo was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011.

In accordance with the EIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. No detailed interpretation of guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. We continue to monitor changes in the interpretation and/or guidance of this law.

The EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign investment enterprises are subject to the withholding tax beginning January 1, 2008. We consider permanently reinvested undistributed earnings of Chinese operations in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Warrants Liability

Effective July 1, 2009, we adopted the provisions of ASC 815, which determines whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As such, warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the warrants have a downward provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and, as such, all future changes in the fair value of these warrants will be recognized as earnings until such time as the warrants are exercised or expired.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended September 30, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended September 30, 2011:

	Sales of	Manufacturing	Technical	Mixer
	Concrete	Services	Services	Rental	Corporate	Total

Net revenue	$40,085,039	$4,499,968	$-	$-	$-	$44,585,007
Depreciation	(372,727)	(642,760)			(67,073)	(1,082,560)
Segment profit	9,689,252	778,038	-	-	(9,423,724)	1,043,566
Other income

(expenses)	2,405,102	280,288	-	-	141,271	2,826,661

Interest income	-	-	-	-	222,644	222,644

Interest expenses	-	-	-	-	(299,176)	(299,176)
Capital expenditure	(47,866)	(5,374)	-	-	-	(53,240)
Total assets as of September 30, 2011	$138,528,041	$15,551,232	$-	$-	$-	$154,079,273

For the three months ended September 30, 2010:

	Sales of	Manufacturing	Technical	Mixer
	Concrete	Services	Services	Rental	Corporate	Total
Net revenue	$25,320,947	$4,471,777	$1,159,060	$5,298	$-	$30,957,082
Depreciation	(301,447)	(526,421)	(32)	-	(34,240)	(862,140)
Segment profit	1,632,899	1,228,893	1,113,444	5,268	(2,049,028)	1,931,476
Other income (expenses)	1,519,257	268,307	-	-	323,484	2,111,048
Interest income	-	-	-	-	4,929	4,929
Interest expenses	-	-	-	-	(12,906)	(12,906)
Capital expenditure	(59,554)	(10,517)	-	(12)	-	(70,083)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 4 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 24 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high-speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

Technical Services Business

Our technical services business segment is comprised of our production management services, including chemical engineering and ready-mix consulting services for independently owned concrete plants and their associated projects. We manage the production and receive a percentage of our client contractors’ profits based on cost savings generated.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations for the three months ended September 30, 2011 and 2010, in US dollars:

	Three Months Ended
	September 30,
	2011	2010
				Percentage
			Increase	Increase

Total revenue	$44,585,007	$30,957,082	$13,627,925	44%
Total cost of revenue	33,830,461	26,831,818	6,998,643	26%
Gross profit	10,754,546	4,125,264	6,629,282	161%
Provision for doubtful accounts	7,001,540	167,058	6,834,482	4,091%
Selling, general and administrative expenses	2,709,440	2,026,730	682,710	34%
Other income, net	2,750,129	2,103,071	647,058	31%
Income before provision for income taxes	3,793,695	4,034,547	(240,852)	(6) %
Income taxes expense	701,629	726,226	(24,597)	(3) %
Net income available to Common shareholders	$3,092,066	$3,308,321	$(216,255)	(7) %

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the three months ended September 30, 2011, we generated revenue of approximately $44.6 million compared to $31.0 million during the three months ended September 30, 2010, an increase of approximately $13.6 million or 44%. Such increase is due to our sales generated from the concrete division for the three months ended September 30, 2011. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8%. As a result, our concrete sales revenue was approximately $40.1 million for the three months ended September 30, 2011, an increase of approximately $14.8 million, or 58% compared to the three months ended September 30, 2010. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the three months ended September 30, 2011, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangxi Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These ten projects contributed approximately $4.5 million to our total revenue for the three months ended September 30, 2011, an increase of approximately $28,000, or 1%, compared to the three months ended September 30, 2010. The increase in revenues attributable to our manufacturing services was principally due to the addition of new portable plants resulting in greater output capacity as compared to the three months ended September 30, 2010. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

Revenue generated through our technical consulting services was $0 during the three months ended September 30, 2011, a decrease of approximately $1.2 million, compared to the three months ended September 30, 2010. The decrease was due to the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan. Unless we add additional concrete plants or experience continual pricing increases or an improvement in capacity utilization at our portable plants currently dedicated to high-speed rail, we anticipate that our overall sales revenue will remain flat and may even decrease due to constraints in finding additional capacity utilization going forward and the suspension of HSR project pending completion of government safety inspection of existing lines. We do, however, anticipate that we will continue to be a beneficiary of additional construction spending coming from China’s 12th Five Year Plan which will offset to some degree the completion of 2009 government stimulus infrastructure projects. In addition when capital permits, we plan to continue expanding our business into new geographical markets by leveraging our strong relationships with major contractors throughout China.

Cost of Revenue. Cost of Revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $33.8 million for the three months ended September 30, 2011, as compared to approximately $26.8 million for the three months ended September 30, 2010, an increase of approximately $7.0 million, or 26%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing services compared to the three months ended September 30, 2010. The increase in cost of revenue was also due to the addition of new portable plants, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material pricing in particular the price of cement.

The cost of revenue on concrete increased approximately $6.6 million, or 28%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Such increase was due to an increase in our concrete production leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increased labor costs and crude oil prices and raw materials as indicated above.

Cost of revenue with respect to our manufacturing services increased approximately $0.5 million or 15%, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in our cost of sales is due primarily to the greater operational fixed cost base associated with the addition of new portable plants which have not yet reached production economies of scale and their associated optimal capacity utilization levels, as well as slowing production at portable plants nearing project completion and delayed municipal government resident relocation efforts for land development and overall project delays associated with leadership transition at the Ministry of Rail and suspension of approval for new related railway projects stemming from the State Planning Commission.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Gross profit was approximately $10.8 million for the three months ended September 30, 2011, as compared to approximately $4.1 million for the three months ended September 30, 2010. Our gross profit for sale of concrete was approximately $9.9 million, or 25% of revenue, for the three months ended September 30, 2011, compared to approximately $1.8 million, or 7% of revenue for the three months ended September 30, 2010, an increase of approximately $8.1 million. The higher gross profit for concrete sales for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, reflects higher demand and higher prices for our concrete products in Beijing. The primary reason for the margin increase in concrete sales from 6% in the three months ended September 30, 2010 is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was approximately $0.8 million, or 18% for the three months ended September 30, 2011, a decrease of approximately$0.4 million from the three months ended September 30, 2010. Such decrease was principally due to the net addition of 4 new portable plants since September 30, 2010. The primary reasons for the margin drop compared to the same period last year are an increase of fixed costs incurred as a result of the addition of a large number of new portable plants before they commenced production, as well as slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, increase in costs of transportation, a larger employee base and suspended operations due to ongoing government quality and audit inspections at high speed rail construction sites around the country related to leadership transition at the Ministry of Rail and a deadly train crash accident which occurred in July 2011.

Provision for doubtful accounts. Provision for doubtful accounts was approximately $7.0 million for the three months ended September 30, 2011, an increase of approximately $6.8 million, compared to approximately $0.2 million for the three months ended September 30, 2010. After a deadly train crash accident occurred in July 2011, China Ministry of Railways (“MOR”) has been implementing policies to strengthen safety procedures and halt some high-speed railway constructions in line with public concerns. The MOR has launched the nation-wide safety inspections and payments chain audits since the former minister of MOR was arrested for corruption allegations and new minister was installed. Furthermore, The MOR is under pressure to repay debt during the expansion of recent years. The MOR’s outstanding debt increased to 2.1 trillion RMB (approximately $328 billion) in the first half of 2011 from 1.3 trillion RMB (approximately $191 billion) at the end of 2009. As a result, the MOR has delayed payments to construction companies and adversely affected contracted construction companies’ accounts receivable collection. In addition, Chinese government has tightened monetary policies on credit loans concerning the running high inflations and imposed certain restrictions mandates on real estate purchase in order to cool down China’s red hot housing market. Expecting longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed the accounting estimate on allowance for doubtful accounts within one year from historical default rate of 2% to 5% based on peers’ comparable rate in domestic construction industry during the three months ended September 30, 2011. The allowance for doubtful accounts increased to approximately $12.7 million at September 30, 2011, compared to approximately $5.6 million at June 30, 2011. The new estimate of peers’ comparable rate on allowance for doubtful accounts increased provision for doubtful accounts for approximately $3 million compared to the previous estimate of historical default rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties, and research and development expenses. We incurred selling, general and administrative expenses of approximately $2.7 million for the three months ended September 30, 2011, an increase of approximately $0.7 million, or 34%, as compared to approximately $2.0 million for the three months ended September 30, 2010. The increase was principally due to salary and employment benefit expense, research and development expenses and other business expenses resulting from higher production and a larger base of operations during the year, and professional and consulting expenses from being a public company and resulting from our overall production expansion.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $2.8 million for three months ended September 30, 2011, as compared to net other income of $2.1 million for the three months ended September 30, 2010, an increase of approximately $0.6 million, or 31%. The increase in net other income was primarily due to an increase in other subsidy income to approximately $2.7 million for the three months ended September 30, 2011, as compared to approximately $1.8 million for the three months ended September 30, 2010, an increase of approximately $0.9 million, or 50%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company has applied for VAT tax exemption extension and just received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. We also experienced a decrease in change in fair value of warrants income to a credit of $195,476 for the three months ended September 30, 2011, as compared to a charge of $154,258 for the three months ended September 30, 2010, a net decrease of $349,734, or 227%. In addition, we had interest expense of $299,176 for the three months ended September 30, 2011, as compared to $12,906 for the three months ended September 30, 2010, an increase of $286,270 related to short term loans. The Company also had Interest income of $22,644 for the three months ended September 30, 2011, as compared to $4,929 in the three months ended September 30, 2010, an increase of $217,715. The interest income increase was due to the interest income from short term investment.

Provision for Income Taxes. Provision for income taxes amounted to approximately $0.7 million for the three months ended September 30, 2011 and 2010, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction through December 31, 2011, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we are subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income available to Common shareholders. We recognized net income of approximately $3.1 million for the three months ended September 30, 2011, as compared to net income of approximately $3.3 million for the three months ended September 30, 2010, a decrease of $0.2 million. Such decrease in net income was primarily due to increase in provision of doubtful accounts, and selling, general, and administrative expense on an increased labor base of larger scale operations offset by higher prices and organic growth to include a broader client base driving a yearly increase in our plant production capacity across our Beijing concrete plant network. See the section “Use of Non-GAAP Financial Measures” above for a discussion regarding the presentation of net income excluding non-cash gain (loss).

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $3.2 million and restricted cash of approximately $1.1 million. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the Three Months Ended
	September 30,
	2011	2010
Net cash provided by (used in) operating activities	$5,813,533	$(1,794,011)
Net cash provided by investing activities	7,249,115	590,244
Net cash (used in ) provided by financing activities	(11,462,448)	10,586,745
Effect of foreign currency translation on cash and cash equivalents	20,735	34,723
Net increase in cash and cash equivalent	$1,620,935	$9,417,701

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $5.8 million for the three months ended September 30, 2011, as compared to net cash used in operating activities of approximately $1.8 million for the three months ended September 30, 2010. The increase in net cash provided by operating activities was primarily due an increase in prepayments, accounts payable and other payables during the three months ended September 30, 2011. We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $7.2 million for the three months ended September 30, 2011, as compared to approximately $0.6 million net cash provided by investing activities for the three months ended September 30, 2010. The increase in cash provided by investing activities was we received approximately $7.3 million proceeds from sale of investment in a financial investment guaranty company. During October, 2010, the Company entered into an investment agreement with financial investment guaranty company, whereby the Company may invest up to RMB 100,000,000. The financial investment company then will invest the Company’s funds in financial instruments including bonds, mortgage trust and mutual funds. The return on this investment is guaranteed at 7% per annum. Our funds deposited with the financial investment company are not insured. As of September 30, 2011, we invested a total of RMB 32 million (approximately $5 million). Investment income of approximately $0.2 million was recognized and included in the non-operating income. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $1.6 million cash proceeds from investment on October 9, 2011, and expects to receive approximately $2 million by November 18, 2011 and approximately $1.4 million by December 30, 2011 plus interest. We also spent approximately $0.1 million on equipment associated with our new quality control system.

Financing Activities. Net cash used in financing activities totaled approximately $11.5 million for the three months ended September 30, 2011, as compared to net cash provided by financing activities of $10.1 million during the three months ended September 30, 2010. The $11.5 million net cash used in financing activities was due to a $12.1 million of loan repayments and a $0.2 million increase in restricted cash offset by a $0.8 million of proceeds from short term loan for the three months ended September 30, 2011.The $10.1 million net cash provided by financing activities was due to a $10.4 million of proceeds from short term loan and $0.1 million changes in restricted cash and rent payment to shareholders for the three months ended September 30, 2010.

Cash. As of September 30, 2011, we had cash of approximately $3.2 million as compared to approximately $1.6 million as of June 30, 2011.We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of approximately $4.3 million outstanding on loans and credit facilities as of September 30, 2011. The loans consisted of the following:

	September 30,	June 30,
	2011	2011

Loan from Huaxia Bank. interest rate of 5.84% per annum, due February 2, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Material Co., LTD	$782,000	$2,320,500

Loan from Shanghai Pudong Development Bank, was fully repaid on September 29, 2011.	-	9,282,000
Loan from Citibank, interest rate of 5.83% per annum, due February 8, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	1,173,000	2,320,500
Loan from Zhaoshang Bank, interest rate of 6.12% per annum, due November 4, 2011, guaranteed by Mr. Han Xian Fu and Beijing Jinshengding Mineral Co., LTD, and Beijing Xinhang Construction Material Co., LTD.	1,564,000	1,547,000
Loan from Industrial & Commercial Bank, interest rate of 7.2% per annum, due April 6, 2012, collateral by accounts receivable from China Construction 1st Bureau.	797,640	-

	$4,316,640	$15,470,000

The Company paid off the loan from Zhaoshang Bank on November 8, 2011.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report in Form 10-K for the fiscal year ended June 30, 2011, we consider our estimates on accounting for (i) revenue recognition, (ii) accounts receivable, (iii) accounting for long-lived assets, (iv) income taxes, (v) value-added tax, (vi) financial instruments, (vii) stock-based compensation, and (viii) investments to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2011.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 17 to the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 5.31% for Renminbi bank loans with a term of 12 months. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately$4.3 million as of September 30, 2011.

Credit Risk

We are exposed to credit risk from its cash in bank and fixed deposits, investments and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, our cash deposited in the financial institutions in PRC is not insured. The rate of return on $5 million investment with a financial investment company is guaranteed at 7% per annum. Our investment is not subject to market fluctuation, and therefore, we will not experience gain or loss on our investment. However, our funds deposited with the financial investment company are not insured. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $1.6 million cash proceeds from investment on October 9, 2011, and expects to receive approximately $2 million by November 18, 2011 and approximately $1.4 million by December 30, 2011 plus interest.

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

Most of our transactions are settled in Renminbi and U.S. dollars. In the opinion of our Board of Directors, we are not exposed to significant foreign currency risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the three months ended September 30, 2011.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On November 14, 2011, the Company entered into an employment termination agreement (the “Termination Agreement”) with Jeremy Goodwin, the Company’s President and Chief Financial Officer, pursuant to which Mr. Goodwin’s employment with the Company will terminate effective as of 11:59 P.M. New York local time on the date of filing of this Report. The Termination Agreement provides that the termination of Mr. Goodwin’s employment is by mutual agreement and not for “cause” or “good reason.” Pursuant to the Termination Agreement, the Company shall pay to Mr. Goodwin (i) within five business days following the termination of Mr. Goodwin’s employment, an amount equal to $45,000, and (ii) within five business days following the date the Form 15 filed by the Company to deregister the Company’s common stock under the Securities Exchange Act of 1934 becomes effective, an additional amount equal to $45,000. In addition, the Company agreed to use reasonable efforts to remove Mr. Goodwin as a defendant in the class action lawsuits identified in Part II, Item 1 “Legal Proceedings”, and so long as Mr. Goodwin is a named defendant in such suits, and prior to the deregistration of the Company’s common stock under the Act, use commercially reasonable efforts to obtain and maintain D&O liability insurance which provides Mr. Goodwin the same rights and benefits as are accorded to the most favorably insured of the Company’s directors (provided that such insurance is not prohibited by the Merger Agreement). The foregoing description of the Termination Agreement is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

On November 14, 2011, the Company appointed Mr. Yanwei He, the Company’s Financial Manager, as Interim Chief Financial Officer, effective immediately upon the effectiveness of the termination of Mr. Goodwin’s employment.

Mr. He has over 15 years of finance management experience. He is the Certified Internal Auditor and Chinese Certified Tax Agent. Mr. He served as Finance Manager with Jiangsu Hongtu High Technology Co. Ltd from March 2000 to July 2004, as Finance Manager with Beijing Aceway Telecom Technology Co., Ltd. from August 2004 to September 2006, and as Finance Manager with Beijing Xinao Concrete Co., Ltd from September 2006 to April 2009. Mr. He was the Financial Controller of Guangdong FAB Group Co., Ltd July 2009 to June 2010. Most recently, from August 2010 to October 2011, Mr. He was the Financial Controller with the Company’s subsidiary, Beijing Xinao Concrete Co., Ltd.

At present, Mr. He has not entered into an employment agreement with the Company or come to any arrangement regarding his service as Interim Chief Financial Officer.

Mr. He is not related to the Company’s Vice Chairman and Chief Operating Officer, Weili He.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He (incorporated to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011).

10.1	Employment Termination Agreement between the Company and Jeremy Goodwin, dated November 14, 2011.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 14, 2011.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By: /s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jeremy Goodwin
Jeremy Goodwin, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)