Form 10-Q
period 2011-12-31
China Advanced Construction Materials Group, Inc
filed 2012-02-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34515

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                 No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                 No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,821,054

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4.	CONTROLS AND PROCEDURES	40

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	40
ITEM 1A.	RISK FACTORS	41
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41
ITEM 4.	MINE SAFETY DISCLOSURES	41
ITEM 5.	OTHER INFORMATION	41
ITEM 6.	EXHIBITS	41

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2011	2011

CURRENT ASSETS:
Cash	$3,431,812	$1,610,699
Restricted cash	8,369,015	928,200
Accounts and notes receivable, net of allowance for doubtful accounts of $16,049,479 and $5,627,049, respectively	100,547,582	84,793,355
Inventories	2,101,683	1,474,728
Investments	6,449,300	12,221,300
Other receivables	2,286,316	2,226,803
Prepayments	5,946,187	5,089,935
Deferred tax assets	1,761,377	-
Total current assets	130,893,272	108,345,020

PROPERTY, PLANT AND EQUIPMENT, net	27,775,235	29,279,440

OTHER ASSETS:
Advances on equipment purchases	4,585,295	4,509,505
Prepayments	1,978,550	2,702,409
Total other assets	6,563,845	7,211,914

Total assets	$165,232,352	$144,836,374

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$22,037,730	$15,470,000
Accounts payable	47,943,905	41,320,769
Customer deposits	541,305	391,550
Other payables	761,256	488,022
Other payables - shareholders	803,158	790,592
Accrued liabilities	1,396,761	1,921,582
Taxes payable	2,779,408	747,165
Total current liabilities	76,263,523	61,129,680

OTHER LIABILITIES
Warrants liability	820,155	618,657
Total liabilities	77,083,678	61,748,337

Commitments and contingencies

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,821,054 and 17,794,387 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	17,821	17,795
Additional paid-in capital	35,066,357	34,981,023
Retained earnings	38,271,093	35,240,851
Statutory reserves	6,754,825	6,248,357
Accumulated other comprehensive income	8,038,578	6,600,011
Total shareholders’ equity	88,148,674	83,088,037
Total liabilities and shareholders’ equity	$165,232,352	$144,836,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUE
Sales of concrete	$39,981,717	$26,205,792	$80,066,756	$51,526,739
Manufacturing services	2,578,178	7,108,447	7,078,146	11,580,224
Technical services	-	1,207,396	-	2,366,456
Other	-	4,311	-	9,609
Total revenue	42,559,895	34,525,946	87,144,902	65,483,028

COST OF REVENUE
Concrete	32,675,610	22,835,629	62,813,134	46,344,312
Manufacturing services	2,350,816	4,913,916	6,043,753	8,131,041
Technical services	-	94,291	-	200,301
Total cost of revenue	35,026,426	27,843,836	68,856,887	54,675,654

GROSS PROFIT	7,533,469	6,682,110	18,288,015	10,807,374

PROVISION FOR DOUBTFUL ACCOUNTS	3,359,502	509,639	10,361,042	676,697
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,276,670	2,122,579	7,986,110	4,149,310

INCOME (LOSS) FROM OPERATIONS	(1,102,703)	4,049,892	(59,137)	5,981,367

OTHER INCOME (EXPENSE), NET
Other subsidy income	2,553,633	1,998,855	5,239,023	3,786,418
Non-operating income (expense), net	15,296	(357,201)	(38,909)	(187,974)
Change in fair value of warrants liability	(396,974)	(1,414,408)	(201,498)	(1,260,150)
Interest income	112,807	157,220	335,451	162,149
Interest expense	(400,039)	(224,136)	(699,215)	(237,042)
TOTAL OTHER INCOME, NET	1,884,723	160,330	4,634,852	2,263,401

INCOME BEFORE PROVISION FOR INCOME TAXES	782,020	4,210,222	4,575,715	8,244,768

PROVISION FOR INCOME TAXES	337,376	978,233	1,039,005	1,704,459
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$444,644	$3,231,989	$3,536,710	$6,540,309

COMPREHENSIVE INCOME:
Net Income	444,644	3,231,989	3,536,710	6,540,309
Foreign currency translation adjustment	501,972	693,572	1,438,568	1,763,754

COMPREHENSIVE INCOME	$946,616	$3,925,561	$4,975,278	$8,304,063

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,815,900	17,651,620	17,810,986	17,585,082
Diluted	17,838,400	18,202,555	17,833,486	18,067,924

Earnings per share:
Basic	$0.02	$0.18	$0.20	$0.37
Diluted	$0.02	$0.18	$0.20	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,536,710	$6,540,309
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	2,191,189	1,819,065
Stock-based compensation expense	85,359	462,189
Deferred tax provision (benefit)	(1,761,377)	129,354
Provision for doubtful accounts	10,361,042	676,697
Change in fair value of warrants liability	201,498	1,260,150
Loss realized from disposal of property, plant, and equipment	4,004	252,727
Changes in operating assets and liabilities
Accounts and notes receivable	(24,617,295)	(25,411,159)
Inventories	(599,107)	(217,625)
Other receivables	(21,976)	(2,135,501)
Prepayments	(766,787)	(886,350)
Long term prepayment	765,365	864,656
Accounts payable	5,898,517	12,598,938
Customer deposits	142,446	125,331
Other payables	264,800	50,438
Accrued liabilities	(553,924)	202,793
Taxes payable	2,018,372	1,234,213
Net cash used in operating activities	(2,851,164)	(2,433,775)

Proceeds from disposal of property, plant, and equipment	6,260	742,242
Purchases of property, plant and equipment	(215,310)	(890,859)
Proceeds from sale of investments	12,363,500	-
Purchase of investments	(6,416,500)	(11,880,800)
Net cash provided by (used in) investing activities	5,737,950	(12,029,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	22,537,570	12,285,820
Payments for short term loan	(16,178,660)	(74,580)
Rent payment to shareholder	11,838	(5,775)
Restricted cash	(7,387,451)	57,580
Net cash (used in) provided by financing activities	(1,016,703)	12,263,045

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(48,970)	2,052,476

NET INCREASE (DECREASE) IN CASH	1,821,113	(147,671)

CASH, beginning of period	1,610,699	3,300,820

CASH, end of period	$3,431,812	$3,153,149

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

On September 20, 2010, China ACM established a 100% owned subsidiary, Advance Investment Holdings Co., Inc. (“AIH”) in the State of Nevada. AIH never commenced operations following its incorporation and was thereafter dissolved on August 30, 2011.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2011, which was originally filed on September 23, 2011, and subsequently amended on September 26, 2011.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	June 30,
	2011	2011
Current assets	$129,831,531	$107,996,610
Property, plant and equipment	27,110,775	28,576,830
Other noncurrent assets	4,180,750	4,868,209
Total assets	161,123,056	141,441,649

Liabilities	(75,446,018)	(60,206,978)

Intercompany payables*	(7,960,404)	(9,808,542)

Total liabilities	(83,406,422)	(70,015,520)

Net assets	$77,716,634	$71,426,129

* Payables to China - ACMH and BVI-ACMH are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the valuation of share-based payments, deferred income taxes, income tax payable, allowance for doubtful accounts, and the useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at December 31, 2011 and June 30, 2011 were translated at RMB 6.36 and RMB 6.46 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the six months ended December 31, 2011 and 2010 were RMB 6.39 and RMB 6.72 to $1.00, respectively.

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

Concentration of credit risk

For the three months and six months ended December 31, 2011, no customer represented more than 10% of the Company’s total revenue. For the three months ended December 31, 2010, no customer represented more than 10% of the Company’s total revenue for the six months ended December 31, 2010, one customer represented 12% of the Company’s total revenue. As of December 31, 2011 and June 30, 2011, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of December 31, 2011 and June 30, 2011, the Company had deposits in excess of federally insured limits totaling $2,962,727 and $767,963, respectively.

Restricted cash

Restricted cash represents $8,180,255 cash deposits for short term loans collateral and $188,760 cash deposits in connection with sales agreements.

Other receivables

Other receivables primarily include advances to employees, an unrelated entity, and receivables from insurance company, VAT tax refund and other deposits.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs for each of the three months and six months ended December 31, 2011 and 2010.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31, 2011 and June 30, 2011, the Company determined no reserves for obsolescence were necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments

During October, 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to approximately RMB 100,000,000 ($12,221,300 at June 30, 2011). The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment is guaranteed at 7% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company will not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $12.4 million cash proceeds from investment with the above financial investment company during the six months ended December 31, 2011.

During November and December 2011, the Company entered into two two-month agreements with another financial investment company for aggregate amount of RMB 41,000,000 (approximately $6.4 million). Under the agreements, RMB 26,000,000 (approximately $4.1 million) investment expires on January 23, 2012 and RMB 15,000,000 (approximately $2.3 million) investment expires on February 1, 2012. The interest rates are 9% per annum. The Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012 and another $2.3 million on February 3, 2012.

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

Accounting for long-lived assets

Long-lived assets such as, property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company did not recognize any impairment charges for the three months and six months ended December 31, 2011 and 2010.

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

United States federal, state and local income tax returns prior to 2009 are not subject to examination by any applicable tax authorities.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended December 31, 2011 and 2010 were $1,754,720 and $5,422, respectively. Research and development costs for the six months ended December 31, 2011 and 2010 were $2,055,455 and $153,322, respectively. Advertising costs for the three months ended December 31, 2011 and 2010 were $81,692 and $26,028, respectively. Advertising costs for the six months ended December 31, 2011 and 2010 were $113,225 and $42,546, respectively. Repair and maintenance costs for the three months ended December 31, 2011 and 2010 were $303,909 and $313,706, respectively. . Repair and maintenance costs for the six months ended December 31, 2011 and 2010 were $655,319 and $603,123, respectively.

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

Note 3 – Change in accounting estimate

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expecting longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed the accounting estimate on allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the six months ended December 31, 2011. The allowance for doubtful accounts increased to approximately $16 million at December 31, 2011, compared to approximately $5.6 million at June 30, 2011.

Note 4 – Supplemental disclosure of cash flow information

For the six months ended December 31, 2011 and 2010, the Company paid interest in the amount of $462,829 and $190,929 respectively.

Cash payments for income tax for the six months ended December 31, 2011 and 2010 were $755,541 and $419,961, respectively.

Note 5 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2011	2011
Accounts receivable, current	$116,046,511	$90,420,404
Notes receivable, current	550,550	-
	116,597,061	90,420,404
Less: allowance for doubtful accounts, current	(16,049,479)	(5,627,049)
Total accounts and notes receivable, net	$100,547,582	$84,793,355

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2011	2011
Plant and machinery	$22,212,776	$21,687,400
Transportation equipment	20,696,290	20,354,203
Office equipment	1,298,310	1,269,255
Buildings and improvements	381,150	344,852
Construction-in-progress	-	-
Total	44,588,526	43,655,710
Less: accumulated depreciation	(16,813,291)	(14,376,270)
Plant and equipment, net	$27,775,235	$29,279,440

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended December 31, 2011 and 2010 amounted to $1,108,629 and $956,925, respectively. Depreciation expense for the six months ended December 31, 2011 and 2010 amounted to $2,191,189 and $1,819,065, respectively.

Note 7 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 16 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	December 31,	June 30,
	2011	2011
Advances on inventory purchases	$4,122,502	$3,156,185
Rent prepayments	3,802,235	4,636,159
Total prepayments	$7,924,737	$7,792,344
Minus: Current portion of prepayments	(5,946,187)	(5,089,935)
Total long-term prepayments	$1,978,550	$2,702,409

Note 8– Short term loans, banks

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of December 31, 2011 and June 30, 2011, the outstanding balances on these loans consisted of the following:

	December 31,	June 30,
	2011	2011

Loan from Huaxia Bank, interest rate of 6.94% per annum, due February 9, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	$786,500	$2,320,500
Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,359,500 due October 27,2012 and $2,359,500 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group	4,719,000	9,282,000
Loan from Construction bank, interest rate of 5.83% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili	5,505,500	-
Loan from Hengsheng bank, interest rate of 5.84% per annum, due April 21, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	6,292,000	-
Loan from Citibank, interest rate of 5.83% per annum, due October 18, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili	2,359,500	2,320,500
Loan from Zhaoshang Bank, interest rate of 6.12% per annum, due November 8, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,573,000	1,547,000
Loan from Industrial & Commercial Bank, interest rate of 6.01% per annum, due April 6, 2012, collateral by accounts receivable from China Construction 1st Bureau.	802,230	-

	$22,037,730	$15,470,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid off the loan from Huaxia Bank on February 9, 2012.

The above guarantors are the suppliers to the Company.

Interest expense on short-term loans for the three months ended December 31, 2011 and 2010 amounted to $192,471 and $186,611, respectively. Interest expense on short-term loans for the six months ended December 31, 2011 and 2010 amounted to $482,489 and $198,057, respectively.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	December 31,	June 30,
	2011	2011
Annual dividend yield	-	-
Expected life (years)	1.45	1.98
Risk-free interest rate	0.18%	0.44%
Expected volatility	60%	75%

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carrying
Value at
	December	Fair Value Measurement at
	31, 2011	December 31, 2011
		Level 1	Level 2	Level 3

Warrants liability	$820,155	$-	$820,155	$-

Carrying
Value at
	June 30,	Fair Value Measurement at
	2011	June 30, 2011
		Level 1	Level 2	Level 3

Warrants liability	$618,657	$-	$618,657	$-

The following is a reconciliation of the beginning and ending balances:

Beginning balance, June 30, 2011	$618,657
Change in fair value for the six months ended December 31, 2011	201,498
Ending balance, December 31, 2011	$820,155

Note 10– Related party transactions

Other payables – shareholders

Mr. He Weili, an approximately 17.0% shareholder, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For the three months ended December 31, 2011 and 2010, the Company recorded rent expense to the shareholder in the amount of approximately $46,000 and $44,000, respectively. For the six months ended December 31, 2011 and 2010, the Company recorded rent expense to the shareholder in the amount of approximately $92,000 and $88,000, respectively. As of December 31and June 30, 2011, approximately $52,000 and $40,000, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 32.5% and 17.0% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders consisted of the following:

	December 31,	June 30,
	2011	2011
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	352,618	340,052
	$803,158	$790,592

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $65,113 for income tax purposes for the six months ended December 31, 2011, which excludes $85,359 stock based compensation expenses and loss in fair value of warrant liabilities of $201,498. As of December 31, 2011, net operating loss carry forward for United States income taxes was approximately $1,713,000. The net operating loss carry forwards may be available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses for United States income tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the six months ended December 31, 2011 and 2010 were an increase of approximately $22,000 and $129,310, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH has had no operations since it was incorporated and no income tax incurred, it was dissolved on August 30, 2011.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $49.5 million and $44.5 million as of December 31, 2011 and June 30, 2011, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. During the fourth quarter of 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to December 31, 2011.

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

Income before provision for income taxes consisted of:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010

USA	$(1,380,985)	$(1,994,601)	$(1,503,919)	$(2,334,420)
China	2,163,005	6,204,823	6,079,634	10,579,188
	$782,020	$4,210,222	$4,575,715	$8,244,768

Provision for income taxes consisted of:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Current provision:
USA	$-	$-	$-	$-
China	908,491	978,233	2,800,382	1,576,198
Total current provision	908,491	978,233	2,800,382	1,576,198

Deferred provision (benefit):

USA	-	-	-	-
China	(571,115)	-	(1,761,377)	128,261
Total deferred provision (benefit)	(571,115)	-	(1,761,377)	128,261
Total provision for income taxes	$337,376	$978,233	$1,039,005	$1,704,459

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2011	2011
Deferred tax assets - current
Provision for doubtful accounts	$1,761,377	$-
Total deferred tax assets - current	$1,761,377	$-
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$582,760	$560,660
Net operating loss carryforward in China	-	-
	582,760	560,660
Valuation allowance	(582,760)	(560,660)
Total deferred tax assets - non-current	$-	$-

Taxes payable consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2011	2011
Income taxes payable	$2,759,636	$701,556
Other taxes payable	19,772	45,609
Total taxes payable	$2,779,408	$747,165

(b) Uncertain tax positions

There were no unrecognized tax benefits for the three months ended December 31, 2011 and 2010. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended December 31, 2011 and 2010, the Company did not incur any interest and penalties.

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

Following is a summary of the investor warrants activity issued in connection with a private placement which occurred in June 2008:

		Weighted	Weighted Average
		Average	Remaining
	Number	Exercise Price	Contractual Life
Outstanding as of June 30, 2011	616,375	$2.40	1.94
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of December 31, 2010	616,375	$2.40	1.94

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January, 2010, the Company appointed a CFO who was also the President of the Company. In connection with his services, the Company granted 12,500 options which vested on February 23, 2010 with an exercise price of $4.64, 35,000 options which vested on March 5, 2010 with an exercise price $5.38, 15,000 options which were scheduled to vest on June 30, 2010 contingent upon a performance condition and exercise price at $5.38, and 50,000 options which were scheduled to vest on July 15, 2010 contingent upon a performance condition and exercise price at $5.38. As of June 30, 2011, the 15,000 and 50,000 contingent options were forfeited due to failure to meet performance condition. On November 14, 2011, the Company entered into an employee termination agreement with the President and CFO. Upon termination of his service, all of his vested 97,500 option were forfeited.

The Company valued the stock options using the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the stock option activity:

		Weighted Average	Aggregate
Stock options	Shares	Exercise Price	Intrinsic Value
Outstanding as of June 30, 2011	97,500	$4.01	$-
Granted	-	-
Forfeited	(97,500)	4.01
Exercised	-	-	-
Outstanding as of December 31, 2011	-	$-	$-
Exercisable as of December 31, 2011	-	$-	$-

For the three and six months ended December 31, 2011 and 2010, the Company recognized $0 as compensation expenses under its stock option plan.

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management, and consultants. The Company did not grant any restricted stock during the six months ended December 31, 2011.

During May, 2010, the Company entered into an agreement with a communication consultant and agreed to grant 10,000 restricted shares of common stock on an annual basis with 2,500 restricted shares of common stock vesting quarterly. The service agreement was terminated on December 31, 2011 and the Company agreed to issue 4,167 restricted shares to the consultant for the service provided from June to September 2011. 2,500 shares were issued on October 14, 2011 for fair value of $4,125 and 1,667 shares were issued on October 31, 2011 for fair value of $3,767.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2011 and 2010, the Company recognized $39,090 and $283,887 of compensation expenses related to restricted stock grants, respectively. For the six months ended December 31, 2011 and 2010, the Company recognized $85,359 and $462,189 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of December 31, 2011 was approximately $33,000, which is expected to be recognized over a weighted average period of approximately 0.3 years.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value	Value
Nonvested as of June 30, 2011	82,500	$3.95	$138,600
Granted	4,167	1.89
Forfeited	(25,000)	5.04
Vested	(44,167)	3.59	84,242
Nonvested as of December 31, 2011	17,500	$2.82	$41,650

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $1.6 million and $2.1 million as of December 31, 2011 and June 30, 2011.

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

Note 14–Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended December 31, 2011 and 2010:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic earnings per share
Net income available to common shareholders	$444,644	$3,231,989	3,536,710	$6,540,309
Weighted average shares outstanding-Basic	17,815,900	17,651,620	17,810,986	17,585,082
Earnings per share-Basic	$0.02	$0.18	0.20	$0.37
Diluted earnings per share
Net income available to common shareholders	$444,644	$3,231,989	3,536,710	$6,540,309
Weighted average shares outstanding-Basic	17,815,900	17,651,620	17,810,986	17,585,082
Restricted stock	22,500	5,000	22,500	5,000
Warrants and options	-	545,935	-	477,842
Weighted shares outstanding-Diluted	17,838,400	18,202,555	17,833,486	18,067,924
Earnings per share-Diluted	$0.02	$0.18	0.20	$0.36

For the three and six months ended December 31, 2011, 616,375 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive. Further, 22,500 shares of restricted stock vested but not issued were included in the diluted EPS calculation.

Note 15– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were $125,989 and $114,357 for the three months ended December 31, 2011 and 2010, respectively. The Company’s contributions of employment benefits, including pension were $296,334 and $185,610 for the six months ended December 31, 2011 and 2010, respectively.

Note 16– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013 with annual payments of approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, Mr. He Weili, from July 2010 to June 2012 with annual payment of approximately $176,000. The rent is valued at fair value from the main property management. The lease with Mr. He was terminated on December 31, 2011. On August 31, 2010, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013 with annual payment of approximately $363,000. In addition, On October 14, 2011, The Company entered a lease agreement to lease office space from a third party, starting from October 19, 2011 to January 18, 2014 with annual payment of approximately $73,000.

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

Total operating lease expenses for the three months ended December 31, 2011 and 2010 were $663,606 and $792,155, respectively. Total operating lease expenses for the six months ended December 31, 2011 and 2010 were $1,307,613 and $1,499,225, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future annual lease payments, net of rent prepayment made as of December 31, 2011, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending December 31,	Amount
2012	$662,000
2013	610,000
2014	262,000
Thereafter,	-

Note 17 -- Business Segment

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

For the three months ended December 31, 2011:
	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$39,981,717	$2,578,178	$-	$-	$-	$42,559,895
Depreciation	(397,887)	(632,723)			(78,019)	(1,108,629)
Segment profit	6,819,244	190,484	-	-	(8,112,430)	(1,102,702)
Other income (expenses)	2,438,515	141,858	-	-	(408,418)	2,171,955
Interest income	-	-	-	-	112,807	112,807
Interest expenses	-	-	-	-	(400,039)	(400,039)
Capital expenditure	(149,956)	(12,115)	-	-	-	(162,071)
Total assets as of
December 31, 2011	$151,811,731	$13,420,621	$-	$-	$-	$165,232,352

For the six months ended December 31, 2011:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$80,066,756	$7,078,146	$-	$-	$-	$87,144,902
Depreciation	(766,657)	(1,277,076)			(147,456)	(2,191,189)
Segment profit	16,508,496	968,522	-	-	(17,536,155)	(59,137)
Other income (expenses)	4,843,618	422,146	-	-	(267,148)	4,998,616
Interest income	-	-	-	-	335,451	335,451
Interest expenses	-	-	-	-	(699,215)	(699,215)
Capital expenditure	(197,822)	(17,488)	-	-	-	(215,310)
Total assets as of
December 31, 2011	$151,811,731	$13,420,621	$-	$-	$-	$165,232,352

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2010:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$26,205,792	$7,108,447	$1,207,396	$4,311	$-	$34,525,946
Depreciation	(296,245)	(644,991)	(1,394)	-	(14,295)	(956,925)
Segment profit	1,807,073	1,776,332	1,041,106	4,051	(578,670)	4,049,892
Other income (expenses)	1,636,091	362,763	-	-	(1,771,608)	227,246
Interest income	-	-	-	-	157,220	157,220
Interest expenses	-	-	-	-	(224,136)	(224,136)
Capital expenditure	(2,706,519)	(741,112)	-	(442)	-	(3,448,073)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

For the six months ended December 31, 2010:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$51,526,739	$11,580,224	$2,366,456	$9,609	$-	$65,483,028
Depreciation	(597,692)	(1,171,412)	(1,426)	-	(48,535)	(1,819,065)
Segment profit	2,229,451	2,785,525	2,030,535	9,059	(1,073,203)	5,981,367
Other income (expenses)	3,155,348	631,070	-	-	(1,448,124)	2,338,294
Interest income	-	-	-	-	162,149	162,149
Interest expenses	-	-	-	-	(237,042)	(237,042)
Capital expenditure	(2,766,073)	(751,629)	-	(454)	-	(3,518,156)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

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

Since July 29, 2011, multiple class action complaints (the “Stockholder Actions”) have been filed against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, generally alleging that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer from Xianfu Han, the Company’s Chairman and Chief Executive Officer, and Weili He, the Company’s Vice Chairman and Chief Operating Officer, to acquire all of the outstanding shares of our common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions have been consolidated under the caption In re China Advanced Construction Materials Group Litigation, Consolidated C.A. No. 6729-CS. The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated

Agreement and plan of merger

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination Agreement

On November 14, 2011, the Company entered into an employee termination agreement (the “Termination Agreement”), the Company’s President and Chief Financial Officer, pursuant to which his employment with the Company terminated on the date of filing of its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011. The Termination Agreement provides that the termination of Mr. Goodwin’s employment is by mutual agreement and not for “cause” or “good reason.” Pursuant to the Termination Agreement, the Company is required to pay (i) within five business days following the termination of his employment, a fee equal to $45,000, and (ii) within five business days after the date that the Form 15 deregistering the common stock of the Company with the SEC becomes effective under the Securities Exchange Act of 1934, as amended (the “Act”), an additional fee equal to $45,000. In addition, the Company agreed to use reasonable efforts to remove the former officer as a defendant in the class action lawsuits identified in Part II, Item 1 “Legal Proceedings”, on the basis that he was not party either to the management buyout proposal or to the Board of Director’s review of such proposal and so long as is a named defendant in such suits, and prior to the deregistration of the Company’s common stock under the Act, use commercially reasonable efforts to obtain and maintain D&O liability insurance which provides the same rights and benefits as are accorded to the most favorably insured of the Company’s directors (provided that such insurance is not prohibited by the Merger Agreement).

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

  “China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
  “BVI” are references to the British Virgin Islands
  “China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials Group, Inc. and its wholly-owned subsidiaries, BVI-ACM and China-ACMH, as well as XinAo, but do not include the stockholders of China Advanced;
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
  changes in general economic conditions and the regulatory environment; and
  changes in accounting rules or the application of such rules.

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

During the six months ended December 31, 2011, we supported materials, services and our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of December 31, 2011) and our portable plants (twenty as of December 31, 2011) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.

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

Going-Private Transaction

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the six months ended December 31, 2011, five customers accounted for approximately 13.0%of the Company’s sales and 9.4% of our account receivables as of December 31, 2011. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

The New EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign investment enterprises have been subject to the withholding tax since January 1, 2008. We consider permanently reinvested undistributed earnings of Chinese operations in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

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

As such, warrants are not afforded equity treatment because the warrants have a down-round provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and, as such, all changes in the fair value of these warrants are recognized as earnings until such time as the warrants are exercised or expired.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended December 31, 2011 and 2010, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended December 31, 2011:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$39,981,717	$2,578,178	$-	$-	$-	$42,559,895
Depreciation	(397,887)	(632,723)			(78,019)	(1,108,629)
Segment profit	6,819,244	190,484	-	-	(8,112,430)	(1,102,702)
Other income (expenses)	2,438,515	141,858	-	-	(408,418)	2,171,955
Interest income	-	-	-	-	112,807	112,807
Interest expenses	-	-	-	-	(400,039)	(400,039)
Capital expenditure	(149,956)	(12,115)	-	-	-	(162,071)
Total assets as of
December 31, 2011	$151,811,731	$13,420,621	$-	$-	$-	$165,232,352

For the six months ended December 31, 2011:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$80,066,756	$7,078,146	$-	$-	$-	$87,144,902
Depreciation	(766,657)	(1,277,076)			(147,456)	(2,191,189)
Segment profit	16,508,496	968,522	-	-	(17,536,155)	(59,137)
Other income (expenses)	4,843,618	422,146	-	-	(267,148)	4,998,616
Interest income	-	-	-	-	335,451	335,451
Interest expenses	-	-	-	-	(699,215)	(699,215)
Capital expenditure	(197,822)	(17,488)	-	-	-	(215,310)
Total assets as of December 31, 2011	$151,811,731	$13,420,621	$-	$-	$-	$165,232,352

For the three months ended December 31, 2010:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$26,205,792	$7,108,447	$1,207,396	$4,311	$-	$34,525,946
Depreciation	(296,245)	(644,991)	(1,394)	-	(14,295)	(956,925)
Segment profit	1,807,073	1,776,332	1,041,106	4,051	(578,670)	4,049,892
Other income (expenses)	1,636,091	362,763	-	-	(1,771,608)	227,246
Interest income	-	-	-	-	157,220	157,220
Interest expenses	-	-	-	-	(224,136)	(224,136)
Capital expenditure	(2,706,519)	(741,112)	-	(442)	-	(3,448,073)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

For the six months ended December 31, 2010:

	Sales of	Manufacturing	Technical	Mixer
	concrete	services	services	rental	Corporate	Total
Net revenue	$51,526,739	$11,580,224	$2,366,456	$9,609	$-	$65,483,028
Depreciation	(597,692)	(1,171,412)	(1,426)	-	(48,535)	(1,819,065)
Segment profit	2,229,451	2,785,525	2,030,535	9,059	(1,073,203)	5,981,367
Other income (expenses)	3,155,348	631,070	-	-	(1,448,124)	2,338,294
Interest income	-	-	-	-	162,149	162,149
Interest expenses	-	-	-	-	(237,042)	(237,042)
Capital expenditure	(2,766,073)	(751,629)	-	(454)	-	(3,518,156)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

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

Consolidated Results of Operations

Comparison of the Three Months Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for the three months ended December 31, 2011 and 2010, in US dollars:

	Three Months Ended
	December 31,
	2011	2010
				Percentage
			Increase	Increase
Total revenue	$42,559,895	$34,525,946	$8,033,949	23%
Total cost of revenue	35,026,426	27,843,836	7,182,590	26%
Gross profit	7,533,469	6,682,110	851,359	13%
Provision for doubtful accounts	3,359,502	509,639	2,849,863	559%
Selling, general and administrative expenses	5,276,670	2,122,579	3,154,091	149%
Other income, net	1,884,723	160,330	1,724,393	1,076%
Income before provision for income taxes	782,020	4,210,222	(3,428,202)	(81	) %
Income taxes expense	337,376	978,233	(640,857)	(66	) %
Net income available to Common shareholders	$444,644	$3,231,989	$(2,787,345)	(86	) %

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the three months ended December 31, 2011, we generated revenue of approximately $42.6 million compared to $34.5 million during the three months ended December 31, 2010, an increase of approximately $8.1 million or 23%. Such increase is due to our sales generated from the concrete division for the three months ended December 31, 2011. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% . As a result, our concrete sales revenue was approximately $40 million for the three months ended December 31, 2011, an increase of approximately $13.8 million, or 53% compared to the three months ended December 31, 2010. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the three months ended December 31, 2011, we continued to supply concrete products to nine railway projects throughout China through our portable plants, specifically our projects located in Shanxi Province, Jiangxi Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, and Anhui Province. These nine projects contributed approximately $2.6 million to our total revenue for the three months ended December 31, 2011, a decrease of approximately $4.5 million, or 64%, compared to the three months ended December 31, 2010. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the three months ended December 31, 2011 in light of an increase in audit inspections at high speed rail construction sites around China resulting from the recent heightened public scrutiny of public railway safety in China. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

In addition, no revenue was generated through our technical consulting services during the three months ended December 31, 2011, a decrease of approximately $1.2 million, compared to the three months ended December 31, 2010. The decrease was due to the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan. Unless we add additional concrete plants or experience continual pricing increases or an improvement in capacity utilization at our portable plants currently dedicated to high-speed rail, we anticipate that our overall sales revenue will remain flat due to constraints in finding additional capacity utilization going forward.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $35 million for the three months ended December 31, 2011, as compared to approximately $27.8 million for the three months ended December 31, 2010, an increase of approximately $7.2 million, or 26%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area compared to the three months ended December 31, 2010. The increase in cost of revenue was also due to the increase of inflation in China, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to adjust our concrete prices to keep pace with changes in raw material pricing, particularly the price of cement.

The cost of revenue on concrete increased approximately $9.8 million, or 43%, for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. Such increase was due to an increase in our concrete sales and production and the resulting increase in raw material purchases required for production, as well as the increased labor costs, crude oil prices and raw materials as indicated above.

Cost of revenue with respect to our manufacturing services decreased approximately $2.6 million or 52%, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. The decrease in our cost of sales was due to decreased revenue from manufacturing services.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of sales. Gross profit was approximately $7.5 million for the three months ended December 31, 2011, as compared to approximately $6.7 million for the three months ended December 31, 2010. Our gross profit for sale of concrete was approximately $7.3 million, or 18% of revenue, for the three months ended December 31, 2011, compared to approximately $3.4 million, or 13% of revenue for the three months ended December 31, 2010, an increase of approximately $3.9 million. The higher gross profit for concrete sales for the three months ended December 31, 2011, compared with the three months ended December 31, 2010, reflects higher demand and higher prices for our concrete products in Beijing. The primary reason for the margin increase in concrete sales from 13% in the three months ended December 31, 2010 is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was approximately $0.2 million, or 9% for the three months ended December 31, 2011, a decrease of approximately $2 million from approximately $2.2 million during the three months ended December 31, 2010. Such decrease was principally due to the suspension of operations of a number of our portable plants during the three months ended December 31, 2011. The primary reasons for the margin decrease compared to the same period last year were the slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, increase in costs of transportation, a larger employee base, and suspended operations due to ongoing government quality and audit inspections at high speed rail construction sites around China .

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $3.4 million for the three months ended December 31, 2011, an increase of approximately $2.8 million, compared to approximately $0.5 million for the three months ended December 31, 2010. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. Following the arrest of its head on corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, the government tightened its monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. We expect longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, and therefore have changed the accounting estimate on allowance for doubtful accounts within one year from our historical default rate of 2% to 5% based on peers’ comparable rate in the domestic construction industry during the three months ended December 31, 2011. The allowance for doubtful accounts increased to approximately $16 million at December 31, 2011, compared to approximately $5.6 million at June 30, 2011. The new estimate of peers’ comparable rate on allowance for doubtful accounts increased provision for doubtful accounts for approximately $2.9 million compared to the previous estimate of historical default rates. If the new accounting estimate on allowance for doubtful accounts was adopted at June 30, 2011 or December 31, 2010, the provision for doubtful accounts would have been increased approximately $2.5 million and $ 1.8 million for the year ended June 30, 2011 and the three months ended December 31, 2010, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties, and research and development expenses. We incurred selling, general and administrative expenses of approximately $5.3 million for the three months ended December 31, 2011, an increase of approximately $3.2 million, or 149%, as compared to approximately $2.1 million for the three months ended December 31, 2010. The increase was primarily due to a $1.7 million increase in research and development expenses, a $0.9 million increase in consulting service, a $0.2 million increase in salary and employment benefit expense, and a $0.4 million increase in other business expenses resulting from higher production.

Other Income (Expense), net. Our other income (expense) consists of value added tax, or VAT, exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $1.9 million for the three months ended December 31, 2011, as compared to net other income of $0.2 million for the three months ended December 31, 2010, an increase of approximately $1.7 million. The increase in net other income was primarily due to an increase in other subsidy income to approximately $2.6 million for the three months ended December 31, 2011, as compared to approximately $2 million for the three months ended December 31, 2010, an increase of approximately $0.6 million, or 28%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. We applied for VAT tax exemption extension and recently received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. We also experienced a decrease in change in fair value of warrants liability to a charge of $0.4 million for the three months ended December 31, 2011, as compared to a charge of $1.4 million for the three months ended December 31, 2010, a net decrease of $1 million, or 72%. In addition, we had interest expense of $0.4 million for the three months ended December 31, 2011, as compared to $0.2 million for the three months ended December 31, 2010, an increase of $0.2 million related to short-term loans. The Company also had interest income of $0.1 million for the three months ended December 31, 2011, as compared to $0.2 million in the three months ended December 31, 2010, a decrease of $0.1 million, resulting from a decrease in short-term investment.

Provision for Income Taxes. Provision for income taxes amounted to approximately $0.3 million and $1 million for the three months ended December 31, 2011 and 2010, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction through December 31, 2011, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we are subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income available to Common Shareholders. We recognized net income of approximately $0.4 million for the three months ended December 31, 2011, as compared to net income of approximately $3.2 million for the three months ended December 31, 2010, a decrease of $2.8 million. Such decrease in net income was primarily due to an increase in provision of doubtful accounts, research and development expenses, consulting service associated with the current going private transaction and selling, general, and administrative expense from an increase in our labor base and scale of operations, offset by higher prices, growth of our client base, and increase in our plant production capacity across our Beijing concrete plant network.

Comparison of the Six Months Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for the six months ended December 31, 2011 and 2010, in US dollars:

	Six Months Ended
	December 31,
	2011	2010
				Percentage
			Increase	Increase
Total revenue	$87,144,902	$65,483,028	$21,661,874	33%
Total cost of revenue	68,856,887	54,675,654	14,181,233	26%
Gross profit	18,288,015	10,807,374	7,480,641	69%
Provision for doubtful accounts	10,361,042	676,697	9,684,345	1,431%
Selling, general and administrative expenses	7,986,110	4,149,310	3,836,800	92%
Other income, net	4,634,852	2,263,401	2,371,451	105%
Income before provision for income taxes	4,575,715	8,244,768	(3,669,053)	(45	) %
Income taxes expense	1,039,005	1,704,459	(665,454)	(39	) %
Net income available to Common shareholders	$3,536,710	$6,540,309	$(3,003,599)	(46	) %

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the six months ended December 31, 2011, we generated revenue of approximately $87.1 million compared to $65.5 million during the six months ended December 31, 2010, an increase of approximately $21.6 million or 33%. Such increase is due to our sales generated from the concrete division for the six months ended December 31, 2011. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% . As a result, our concrete sales revenue was approximately $80.1 million for the six months ended December 31, 2011, an increase of approximately $28.5 million, or 55% compared to the six months ended December 31, 2010. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the six months ended December 31, 2011, we continued to supply concrete products to nine railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangxi Province, Hebei Province, Guangxi Province, Zhejiang Province, Guangdong Province, Liaoning Province, and Anhui Province. These nine projects contributed approximately $7.1 million to our total revenue for the six months ended December 31, 2011, a decrease of approximately $4.5 million, or 39%, compared to the six months ended December 31, 2010. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants for the six months ended December 31 2011 in light of an increase in audit inspections at high speed rail construction sites around China resulting from the recent heightened public scrutiny of public railway safety in China. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

In addition, no revenue was generated through our technical consulting services during the six months ended December 31, 2011, a decrease of approximately $2.4 million, compared to the six months ended December 31, 2010. The decrease was due to the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $68.9 million for the six months ended December 31, 2011, as compared to approximately $54.7 million for the six months ended December 31, 2010, an increase of approximately $14.2 million, or 26%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area compared to the six months ended December 31, 2010. The increase in cost of revenue was also due to the increase of inflation in China, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to adjust our concrete prices to keep pace with changes in raw material pricing, particularly the price of cement.

The cost of revenue on concrete increased approximately $16.5 million, or 36%, for the six months ended December 31, 2011, as compared to the six months ended December 31, 2010. Such increase was due to an increase in our concrete sales and production and resulting increase in raw material purchases, as well as the increased labor costs, crude oil prices and raw materials as indicated above.

Cost of revenue with respect to our manufacturing services decreased approximately $2.1 million or 26%, during the six months ended December 31, 2011, as compared to the six months ended December 31, 2010. The decrease in our cost of sales is due to decreased revenue from manufacturing services.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of sales. Gross profit was approximately $18.3 million for the six months ended December 31, 2011, as compared to approximately $10.8 million for the six months ended December 31, 2010. Our gross profit for sale of concrete was approximately $17.3 million, or 22% of revenue, for the six months ended December 31, 2011, compared to approximately $5.2 million, or 10% of revenue for the six months ended December 31, 2010, an increase of approximately $12.1 million. The higher gross profit for concrete sales for the six months ended December 31, 2011, compared with the six months ended December 31, 2010, reflects higher demand and higher prices for our concrete products in Beijing. The primary reason for the margin increase in concrete sales from 10% in the six months ended December 31, 2010 is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was approximately $1 million, or 15% for the six months ended December 31, 2011, a decrease of approximately $2.4 million from the $3.4 million during the six months ended December 31, 2010. Such decrease was principally due to the suspension of operations of a number of our portable plants for the six months ended December 31, 2011.The primary reasons for the margin decrease compared to the same period last year were the slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, increase in costs of transportation, a larger employee base and suspended operations due to ongoing government quality and audit inspections at high speed rail construction sites around China.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $10.4 million for the six months ended December 31, 2011, an increase of approximately $9.7 million, compared to approximately $0.7 million for the six months ended December 31, 2010. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After arrest of its head on corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. We expect longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, and therefore changed the accounting estimate on allowance for doubtful accounts within one year from our historical default rate of 2% to 5% based on peers’ comparable rate in domestic construction industry during the six months ended December 31, 2011. The allowance for doubtful accounts increased to approximately $16 million at December 31, 2011, compared to approximately $5.6 million at June 30, 2011. The new estimate of peers’ comparable rate on allowance for doubtful accounts increased provision for doubtful accounts for approximately $2.9 million compared to the previous estimate of historical default rates. If the new accounting estimate on allowance for doubtful accounts was adopted at June 30, 2011 or December 31, 2010, the provision for doubtful accounts would have been increased approximately $2.5 million and $1.8 million for the year ended June 30, 2011 and the six months ended December 31, 2010, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties, and research and development expenses. We incurred selling, general and administrative expenses of approximately $8 million for the six months ended December 31, 2011, an increase of approximately $3.9 million, or 92%, as compared to approximately $4.1 million for the six months ended December 31, 2010. The increase was primarily due to a $1.9 million increase in research and development expenses, a $1 million increase in consulting service, a $0.3 million increase in salary and employment benefit expense, and a $0.7 million increase in other business expenses resulting from higher production.

Other Income (Expense), net. Our other income (expense) consists of VAT exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $4.6 million for the six months ended December 31, 2011, as compared to net other income of $2.3 million for the six months ended December 31, 2010, an increase of approximately $2.3 million, or 105%. The increase in net other income was primarily due to an increase in other subsidy income to approximately $5.2 million for the six months ended December 31, 2011, as compared to approximately $3.8 million for the six months ended December 31, 2010, an increase of approximately $1.4 million, or 38%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. We applied for VAT tax exemption extension and recently received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. We also experienced a decrease in change in fair value of warrants liability to a charge of $0.2 million for the six months ended December 31, 2011, as compared to a charge of $1.3 million for the six months ended December 31, 2010, a net decrease of $1.1 million, or 84%. In addition, we had interest expense of $0.7 million for the six months ended December 31, 2011, as compared to $0.2 million for the six months ended December 31, 2010, an increase of $0.5 million related to short-term loans. The Company also had interest income of $0.3 million for the six months ended December 31, 2011, as compared to $0.2 million in the six months ended December 31, 2010, an increase of $0.1 million. The interest income increase was due to the interest income from short-term investments.

Provision for Income Taxes. Provision for income taxes amounted to approximately $1 million and $1.7 million for the six months ended December 31, 2011 and 2010, respectively. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction through December 31, 2011, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we are subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income available to Common Shareholders. We recognized net income of approximately $3.5 million for the six months ended December 31, 2011, as compared to net income of approximately $6.5 million for the six months ended December 31, 2010, a decrease of $3 million. Such decrease in net income was primarily due to an increase in provision of doubtful accounts, research and development expenses, consulting service associated with the current going private transaction and selling, general, and administrative expense from an increase in our labor base and scale of operations, offset by higher prices, growth of our client base, and increase in our plant production capacity across our Beijing concrete plant network.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $3.4 million and restricted cash of approximately $8.4 million. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the six months ended
	December 31,
	2011	2010
Net cash used in operating activities	$(2,851,164)	$(2,433,775)
Net cash provided by (used in) investing activities	5,737,950	(12,029,417)
Net cash (used in) provided by financing activities	(1,016,703)	12,263,045
Effect of foreign currency translation on cash and cash equivalents	(48,970)	2,052,476
Net increase (decrease) in cash and cash equivalents	$1,821,113	$(147,671)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $2.9 million for the six months ended December 31, 2011, as compared to net cash used in operating activities of approximately $2.4 million for the six months ended December 31, 2010. The increase in net cash used in operating activities was primarily due to a decrease in accounts payable, accrued liability and tax payable, offset by decrease in accounts receivable, other receivables, and prepayments during the six months ended December 31, 2011.

Investing Activities. Net cash provided by investing activities was approximately $5.7 million for the six months ended December 31, 2011, as compared to approximately $12 million net cash used in investing activities for the six months ended December 31, 2010. The increase in cash provided by investing activities was due to the fact that we received proceeds of approximately $12.4 million from our sale of an investment in a financial investment guaranty company and entered into a $6.4 million two-month short-term agreement with another financial investment company. During October, 2010, the Company entered into an investment agreement with financial investment guaranty company, whereby the Company may invest up to RMB 100,000,000. The financial investment company then invested the Company’s funds in financial instruments including bonds, mortgage trust and mutual funds. The return on this investment was guaranteed at 7% per annum. Our funds deposited with the financial investment company were not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011.

During November and December, 2011, the Company entered into two two-month agreements with another financial investment company for aggregate amount of RMB 41,000,000 (approximately $6.4 million). Under the agreements, RMB 26,000,000 (approximately $4.1 million) of the investment expired on January 23, 2012 and RMB 15,000,000 (approximately $2.3 million) of the investment expired on February 1, 2012. The interest rates were 9% per annum. Subsequent to the end of the reporting period covered by this report, the Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012 and another $2.3 million on February 3, 2012. Investment income of approximately $0.3 million was recognized and included in the non-operating income for the six months ended December 31, 2011.

Financing Activities. Net cash used in financing activities totaled approximately $1 million for the six months ended December 31, 2011, as compared to net cash provided by financing activities of $12.3 million during the six months ended December 31, 2010. The $1 million net cash used in financing activities for the six months ended December 31, 2011was due to $16.2 million of loan repayments and a $7.4 million increase in restricted cash offset by $22.5 million of proceeds from a short-term loan. The $12.3 million net cash provided by financing activities for the six months ended December 31, 2010 was due to $12.3 million in proceeds from a short-term loan and $0.1 million decrease in restricted cash and offset by $0.1 million in loan repayments and rent payment to shareholders.

Cash. As of December 31, 2011, we had approximately $3.4 million in cash as compared to approximately $1.6 million as of June 30, 2011. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had borrowings totaling approximately $22 million from loans and credit facilities as of December 31, 2011. The loans consisted of the following:

	December 31,	June 30,
	2011	2011

Loan from Huaxia Bank, interest rate of 6.94% per annum, due February 9, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	$786,500	$2,320,500
Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,359,500 due October 27, 2012 and $2,359,500 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,719,000	9,282,000
Loan from Construction Bank, interest rate of 5.83% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,505,500	-
Loan from Hengsheng Bank, interest rate of 5.84% per annum, due April 21, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	6,292,000	-
Loan from Citibank, interest rate of 5.83% per annum, due October 18, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,359,500	2,320,500
Loan from Zhaoshang Bank, interest rate of 6.12% per annum, due November 8, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,573,000	1,547,000
Loan from Industrial & Commercial Bank, interest rate of 6.01% per annum, due April 6, 2012, collateral by accounts receivable from China Construction 1st Bureau.	802,230	-

	$22,037,730	$15,470,000

The Company paid off the loan from Huaxia Bank on February 9, 2012.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we consider our estimates on accounting for (i) revenue recognition, (ii) accounts receivable, (iii) accounting for long-lived assets, (iv) income taxes, (v) value-added tax, (vi) warrants, (vii) stock-based compensation, and (viii) investments to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended December 31, 2011.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management reports all liabilities which, taken as a whole, may have a material adverse effect on the financial condition of the Company. Refer to Note 18 to the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.56% for Renminbi bank loans with a term of 12 months. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately $22 million as of December 31, 2011.

Credit Risk

We are exposed to credit risk from our cash held in bank accounts and fixed deposits, investments and accounts receivable. The credit risk on cash held in bank accounts and fixed deposits is limited because the counterparties are recognized financial institutions. However, our cash deposited in financial institutions in the PRC is not insured. We deposit some of our available cash with one or more financial investment companies. The rate of return on a $5 million investment with our financial investment companies had a guaranteed minimum return at 9% per annum during the six months ended December 31, 2011. These investments are not subject to market fluctuation, and therefore, we will not experience gain or loss on our investment. However, our funds deposited with the financial investment company are not insured. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment. The investment contract with the financial investment company was terminated at expiration in October, 2011.

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

Most of our transactions are settled in Renminbi and U.S. dollars. In the opinion of our Board of Directors, currently we are not exposed to significant foreign currency risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2011.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

As previously reported, since July 29, 2011, multiple class action complaints (the “Stockholder Actions”) have been filed against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, generally alleging that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer from Xianfu Han, the Company’s Chairman and Chief Executive Officer, and Weili He, the Company’s Vice Chairman and Chief Operating Officer, to acquire all of the outstanding shares of our common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions have been consolidated under the caption In re China Advanced Construction Materials Group Litigation, Consolidated C.A. No. 6729-CS. The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended December 31, 2011, except as follows:

During May, 2010, the Company entered into an agreement with a communication consultant and agreed to grant 10,000 restricted shares of common stock on an annual basis with 2,500 restricted shares of common stock vesting quarterly. The service agreement was terminated on December 31, 2011 and the Company agreed to issue 4,167 restricted shares to the consultant for the service provided from June to September 2011. 2,500 shares were issued on October 14, 2011 and 1,667 shares were issued on October 31, 2011 in consideration of such services.

The shares were sold by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, or the Securities Act, for the offer and sale of securities not involving a public offering. The recipient of the shares agreed, pursuant to the terms and conditions of the restricted stock agreement, that (a) he had access to all of the Company’s information pertaining to the investment and were provided with the opportunity to ask questions and receive answers regarding the offering, (b) he acquired the shares for his own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (c) he will not sell or otherwise transfer the shares unless in compliance with state and federal securities laws. The recipient represented, pursuant to the terms and conditions of the restricted stock agreement, that he is an accredited investor as defined in Rule 501(a) under the Securities Act and that there was no general solicitation or advertising in connection with the offer and sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended December 31, 2011.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Date: February 13, 2012	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yanwei He
Yanwei He, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)