Form 10-Q
period 2012-03-31
China Advanced Construction Materials Group, Inc
filed 2012-05-14
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34515

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-8468508
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,829,464

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4.	CONTROLS AND PROCEDURES	42

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	43
ITEM 1A.	RISK FACTORS	43
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4.	MINE SAFETY DISCLOSURES	43
ITEM 5.	OTHER INFORMATION	43
ITEM 6.	EXHIBITS	43

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011	4
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine months Ended March 31, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2012 and 2011	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
ASSETS	2012	2011

CURRENT ASSETS:
Cash	$3,460,346	$1,610,699
Restricted cash	9,252,034	928,200
Accounts and notes receivable, net of allowance for doubtful accounts of $19,688,890 and $5,627,049, respectively	100,386,586	84,793,355
Inventories	2,000,035	1,474,728
Investments	-	12,221,300
Other receivables	2,154,426	2,226,803
Prepayments	11,957,453	5,089,935
Deferred tax assets	2,366,431	-
Total current assets	131,577,311	108,345,020

PROPERTY, PLANT AND EQUIPMENT, net	26,835,278	29,279,440

OTHER ASSETS:
Advances on equipment purchases	4,614,445	4,509,505
Prepayments	1,490,995	2,702,409
Total other assets	6,105,440	7,211,914

Total assets	$164,518,029	$144,836,374

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$22,969,330	$15,470,000
Accounts payable	50,546,637	41,320,769
Customer deposits	767,544	391,550
Other payables	799,310	488,022
Other payables - shareholders	803,968	790,592
Accrued liabilities	1,260,161	1,921,582
Taxes payable	2,112,068	747,165
Total current liabilities	79,259,018	61,129,680

OTHER LIABILITIES
Warrants liability	732,110	618,657
Total liabilities	79,991,128	61,748,337

Commitments and contingencies

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,829,464 and 17,794,387 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	17,829	17,795
Additional paid-in capital	35,134,297	34,981,023
Retained earnings	34,251,056	35,240,851
Statutory reserves	6,569,456	6,248,357
Accumulated other comprehensive income	8,554,263	6,600,011
Total shareholders’ equity	84,526,901	83,088,037
Total liabilities and shareholders’ equity	$164,518,029	$144,836,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUE
Sales of concrete	$18,055,172	$16,534,918	$98,121,928	$68,061,657
Manufacturing services	859,326	6,118,314	7,937,472	17,698,538
Technical services	-	463,434	-	2,829,890
Other	-	1,611	-	11,220
Total revenue	18,914,498	23,118,277	106,059,400	88,601,305

COST OF REVENUE
Concrete	15,406,059	14,299,775	78,219,193	60,644,087
Manufacturing services	1,434,725	4,683,952	7,478,478	12,814,993
Technical services	-	98,160	-	298,461
Total cost of revenue	16,840,784	19,081,887	85,697,671	73,757,541

GROSS PROFIT	2,073,714	4,036,390	20,361,729	14,843,764

PROVISION FOR DOUBTFUL ACCOUNTS	3,559,143	227,174	13,920,185	903,871
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,761,374	2,413,807	11,747,484	6,563,117

INCOME (LOSS) FROM OPERATIONS	(5,246,803)	1,395,409	(5,305,940)	7,376,776

OTHER INCOME (EXPENSE), NET
Other subsidy income	1,134,916	1,359,194	6,373,939	5,145,613
Non-operating income (expense), net	(76,464)	(53,047)	(115,373)	(241,021)
Change in fair value of warrants liability	47,418	1,427,927	(154,080)	167,777
Interest income	89,578	211,718	425,029	373,867
Interest expense	(543,219)	(213,154)	(1,242,434)	(450,196)
TOTAL OTHER INCOME, NET	652,229	2,732,638	5,287,081	4,996,040

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,594,574)	4,128,047	(18,859)	12,372,816

PROVISION (BENEFIT) FOR INCOME TAXES	(389,168)	565,431	649,837	2,269,890
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,205,406)	$3,562,616	$(668,696)	$10,102,926

COMPREHENSIVE INCOME (LOSS):
Net Income	(4,205,406)	3,562,616	(668,696)	10,102,926
Foreign currency translation adjustment	515,684	743,868	1,954,252	2,507,622

COMPREHENSIVE INCOME (LOSS)	$(3,689,722)	$4,306,484	$1,285,556	$12,610,548

EARNINGS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,822,623	17,743,970	17,814,837	17,637,272
Diluted	17,822,623	18,352,403	17,814,837	18,173,701

Earnings per share:
Basic	$(0.24)	$0.20	$(0.04)	$0.57
Diluted	$(0.24)	$0.19	$(0.04)	$0.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(668,696)	$10,102,926
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	3,299,211	2,813,308
Stock-based compensation expense	112,680	765,538
Deferred tax provision (benefit)	(2,366,431)	130,212
Provision for doubtful accounts	13,920,185	903,871
Change in fair value of warrants liability	154,080	(167,777)
Loss realized from disposal of property, plant, and equipment	49,363	254,405
Changes in operating assets and liabilities
Accounts and notes receivable	(27,445,560)	(35,256,757)
Inventories	(487,577)	156,688
Other receivables	123,334	(1,011,550)
Prepayments	(6,702,172)	(622,639)
Long term prepayment	1,265,447	1,305,593
Accounts payable	8,206,872	17,196,864
Customer deposits	364,332	343,828
Other payables	299,866	105,687
Accrued liabilities	(700,732)	(520,692)
Taxes payable	1,354,597	1,282,476
Net cash used in operating activities	(9,221,201)	(2,218,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	6,288	747,168
Purchases of property, plant and equipment	(251,062)	(985,058)
Investments	12,418,800	(11,880,800)
Net cash provided by (used in) investing activities	12,174,026	(12,118,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	25,314,820	12,286,315
Payments for short term loan	(18,163,410)	(75,075)
Rent payable to shareholder	11,891	9,507
Restricted cash	(8,244,543)	57,580
Net cash (used in) provided by financing activities	(1,081,242)	12,278,327

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(21,936)	2,136,698

NET INCREASE IN CASH	1,849,647	78,316

CASH, beginning of period	1,610,699	3,300,820

CASH, end of period	$3,460,346	$3,379,136

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2011, which was originally filed on September 23, 2011, and subsequently amended on September 26, 2011.

Principles of consolidation

The consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

Subsidiaries and VIEs	Place incorporated	Ownership percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

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

Based upon a series of contractual arrangements, The Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the accounts of Xin Ao and its subsidiaries are consolidated with those of the Company.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	June 30,
	2012	2011
Current assets	$130,913,553	$107,996,610
Property, plant and equipment	26,191,730	28,576,830
Other noncurrent assets	3,707,195	4,868,209
Total assets	160,812,478	141,441,649

Liabilities	(78,441,034)	(60,206,978)

Intercompany payables*	(8,025,486)	(9,808,542)

Total liabilities	(86,466,520)	(70,015,520)

Net assets	$74,345,958	$71,426,129

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

Asset and liability accounts at March 31, 2012 and June 30, 2011, were translated at RMB 6.32 and RMB 6.46 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the nine months ended March 31, 2012 and 2011, were RMB 6.36 and RMB 6.68 to $1.00, respectively.

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

  Level 3 inputs to the valuation methodology are unobservable.

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses qualify as financial instruments, and their carrying amounts are reported in the condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs (See Note 8).

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of March 31, 2012 and June 30, 2011, the Company had deposits in excess of federally insured limits totaling $2,688,775 and $767,963, respectively.

Restricted cash

Restricted cash represents collateral of $9,062,074 in the form of cash deposits for short term loans and $189,960 in the form of cash deposits relating to sales agreements.

Other receivables

Other receivables primarily include advances to employees, an unrelated entity, receivables from an insurance company, VAT tax refund and other deposits.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs for each of the three months and nine months ended March 31, 2012 and 2011.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the nine months ended March 31, 2012. The allowance for doubtful accounts was approximately $19.7 million at March 31, 2012, and approximately $5.6 million at June 30, 2011.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2012 and June 30, 2011, the Company determined no reserves for obsolescence were necessary.

Investments

During October, 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company may invest up to approximately RMB 100,000,000 ($12,221,300 at June 30, 2011). The financial investment company will then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed at 7% per annum. The Company’s investment was not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company were not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $12.4 million cash proceeds from the financial investment company during the nine months ended March 31, 2012.

During November and December 2011, the Company entered into two two-month agreements with another financial investment company for aggregate amount of RMB 41,000,000 (approximately $6.4 million). Under the agreements, RMB 26,000,000 (approximately $4.1 million) investment expired on January 23, 2012 and RMB 15,000,000 (approximately $2.3 million) investment expired on February 1, 2012. The interest rates were 9% per annum. The Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012 and another $2.3 million on February 3, 2012.

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

Accounting for long-lived assets

Long-lived assets such as, property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company did not recognize any impairment charges for the three months and nine months ended March 31, 2012 and 2011.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended March 31, 2012 and 2011, were $684,523 and $1,018, respectively. Research and development costs for the nine months ended March 31, 2012 and 2011, were $2,739,978 and $154,339, respectively. Advertising costs for the three months ended March 31, 2012 and 2011, were $49,231 and $46,662, respectively. Advertising costs for the nine months ended March 31, 2012 and 2011, were $162,455 and $89,208, respectively. Repair and maintenance costs for the three months ended March 31, 2012 and 2011, were $174,032 and $201,049, respectively. Repair and maintenance costs for the nine months ended March 31, 2012 and 2011, were $829,351 and $804,172, respectively.

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

Note 3 – Supplemental disclosure of cash flow information

For the nine months ended March 31, 2012 and 2011, the Company paid interest in the amount of $751,764 and $374,538 respectively.

Cash payments for income tax for the nine months ended March 31, 2012 and 2011, were $1,633,250 and $894,965, respectively.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the nine months ended March 31, 2012. The allowance for doubtful accounts was approximately $19.7 million at March 31, 2012, and approximately $5.6 million at June 30, 2011.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2012	2011
Accounts receivable, current	$119,537,256	$90,420,404
Notes receivable, current	538,220	-
	120,075,476	90,420,404
Less: allowance for doubtful accounts, current	(19,688,890)	(5,627,049)
Total accounts and notes receivable, net	$100,386,586	$84,793,355

Note 5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2012	2011
Plant and machinery	$22,331,399	$21,687,400
Transportation equipment	20,827,862	20,354,203
Office equipment	1,295,844	1,269,255
Buildings and improvements	383,573	344,852
Total	44,838,678	43,655,710
Less: accumulated depreciation	(18,003,400)	(14,376,270)
Plant and equipment, net	$26,835,278	$29,279,440

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $1,108,022 and $994,243, respectively. Depreciation expense for the nine months ended March 31, 2012 and 2011 amounted to $3,299,211 and $2,813,308, respectively.

Note 6 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 16 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	March 31,	June 30,
	2012	2011
Advances on inventory purchases	$9,978,703	$3,156,185
Rent prepayments	3,469,745	4,636,159
Total prepayments	$13,448,448	$7,792,344
Minus: Current portion of prepayments	(11,957,453)	(5,089,935)
Total long-term prepayments	$1,490,995	$2,702,409

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7– Short term loans, banks

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of March 31, 2012 and June 30, 2011, the outstanding balances on these loans consisted of the following:

	March 31,	June 30,
	2012	2011
Loan from Huaxia Bank, interest rate of 6.94% per annum, repaid in full on February 9, 2012.	$-	$2,320,500

Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,359,500 due October 27,2012 and $2,359,500 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,749,000	9,282,000

Loan from Construction bank, interest rate of 6.89% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,540,500	-

Loan from Hengsheng bank, interest rate of 8.24% per annum, due April 21, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili. The Company paid off the loan on April 20, 2012.	6,332,000	-

Loan from Citibank, interest rate of 8.76% per annum, $1,187,250 due May 17, 2012 and $1,187,250 due July 6, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,374,500	2,320,500

Loan from Zhaoshang Bank, interest rate of 7.54% per annum, due November 8, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,583,000	1,547,000

Loan from Aoxing bank, interest rate of 7.93% per annum, due May 14, 2012, guaranteed by Beijing Xinhang Construction Group.	1,583,000	-

Loan from Industrial & Commercial Bank, interest rate of 7.221% per annum, due April 6, 2012, collateralized by accounts receivable from China Construction 1st Bureau. The Company paid off the loan on April 6, 2012.	807,330	-

	$22,969,330	$15,470,000

The above guarantors are various suppliers to the Company.

Interest expense on short-term loans for the three months ended March 31, 2012 and 2011, amounted to $469,022 and $209,325, respectively. Interest expense on short-term loans for the nine months ended March 31, 2012 and 2011, amounted to $951,511 and $408,697, respectively.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	March 31,	June 30,
	2012	2011
Annual dividend yield	-	-
Expected life (years)	1.21	1.98
Risk-free interest rate	0.22%	0.44%
Expected volatility	60%	75%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Carrying Value at	Fair Value Measurement at
	March 31, 2012		March 31, 2012
		Level 1	Level 2	Level 3
Warrants liability	$732,110	$-	$732,110	$-

	Carrying Value at	Fair Value Measurement at
	June 30, 2011	June 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$618,657	$-	$618,657	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances:

Beginning balance, June 30, 2011	$618,657
Warrants exercised for the nine months ended March 31, 2012	(40,627)
Change in fair value for the nine months ended March 31, 2012	154,080
Ending balance, March 31, 2012	$732,110

Note 9– Related party transactions

Other payables – shareholders

Mr. He Weili, a major shareholder, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For the three months ended March 31, 2012 and 2011, the Company recorded rent expense to the shareholder of approximately $0 and $44,000, respectively. For the nine months ended March 31, 2012 and 2011, the Company recorded rent expense to the shareholder approximately $92,000 and $133,000, respectively. As of March 31, 2012 and June 30, 2011, approximately $53,000 and $40,000, respectively, remained unpaid, and is included in other payables - shareholders.

The Company’s 32.5% and 17.0% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders consisted of the following:
	March 31,	June 30,
	2012	2011
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	353,428	340,052
	$803,968	$790,592

Note 10– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $65,112 for income tax purposes for the nine months ended March 31, 2012, which excludes $112,680 stock based compensation expenses and loss in fair value of warrant liabilities of $154,080. As of March 31, 2012, net operating loss carry forward for United States income taxes was approximately $1,714,000. The net operating loss carry forward is available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses in United States companies. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the nine months ended March 31, 2012 and 2011, were an increase of approximately $22,000 and $185,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH never had operations following its incorporation and no income tax was ever incurred; AIH was dissolved on August 30, 2011.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $47.8 million and $44.5 million as of March 31, 2012 and June 30, 2011, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. During the fourth quarter of 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company is currently applying for the extension of 15% income tax rate for the periods after June 12, 2012.

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

Income (Loss) before provision for income taxes consisted of:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011

USA	$(374,670)	$786,031	$(1,878,589)	$(1,548,389)
China	(4,219,904)	3,342,017	1,859,730	13,921,205
	$(4,594,574)	$4,128,048	$(18,859)	$12,372,816

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Provision (Benefit) for income taxes consisted of:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Current provision (benefit):
USA	$-	$-	$-	$-
China	215,886	565,431	3,016,268	2,141,629
Total current provision (benefit)	215,886	565,431	3,016,268	2,141,629
Deferred provision (benefit):
USA	-	-	-	-
China	(605,054)	-	(2,366,431)	128,261
Total deferred provision (benefit)	(605,054)	-	(2,366,431)	128,261
Total provision (benefit) for income taxes	$(389,168)	$565,431	$649,837	$2,269,890

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2012	2011
Deferred tax assets - current
Provision for doubtful accounts	$2,366,431	$-
Total deferred tax assets - current	$2,366,431	$-

Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$582,760	$560,660
Net operating loss carryforward in China	-	-
	582,760	560,660
Valuation allowance	(582,760)	(560,660)
Total deferred tax assets - non-current	$-	$-

Taxes payable consisted of the following:

	March 31,	June 30,
	2012	2011

Income taxes payable	$2,094,018	$701,556
Other taxes payable	18,050	45,609
Total taxes payable	$2,112,068	$747,165

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Uncertain tax positions

There were no unrecognized tax benefits for the three months ended March 31, 2012 and 2011. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended March 31, 2012 and 2011, the Company did not incur any interest and penalties.

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

Following is a summary of the investor warrants activity issued in connection with a private placement which occurred in June 2008:

		Weighted	Weighted Average
		Average	Remaining
		Exercise
	Number	Price	Contractual Life
Outstanding as of June 30, 2011	616,375	$2.40	1.94
Granted	-
Forfeited	-
Exercised	(31,250)	2.40
Outstanding as of March 31, 2012	585,125	$2.40	1.21

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant. On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vested in equal quarterly installments over the first year of the agreement. As of March 31, 2012, all of the 50,000 options have been fully vested.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the Company appointed a new President and CFO. In connection with his services, the Company granted 12,500 options which vested on February 23, 2010, with an exercise price of $4.64, 35,000 options which vested on March 5, 2010, with an exercise price of $5.38, 15,000 options which were scheduled to vest on June 30, 2010, contingent upon a performance condition and exercise price of $5.38, and 50,000 options which were scheduled to vest on July 15, 2010 contingent upon a performance condition and exercise price of $5.38. As of June 30, 2011, the 15,000 and 50,000 contingent options were forfeited due to failure to meet the performance condition. On November 14, 2011, the Company entered into an employee termination agreement with the President and CFO. Upon termination of his service, all of his vested 97,500 option were forfeited.

The Company valued the stock options using the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term (Years)	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41%	$2.90
CFO and president	5.50	44%	0%	1.70%	$5.95

The following is a summary of the stock option activity:

Weighted
		Average	Aggregate
Stock options	Shares	Exercise Price	Intrinsic
Outstanding as of June 30, 2011	97,500	$4.01	$-
Granted	-	-
Forfeited	(97,500)	(4.01)
Exercised	-	-	-
Outstanding as of March 31, 2012	-	$-	$-
Exercisable as of March 31, 2012	-	$-	$-

For the three and nine months ended March 31, 2012 and 2011, the Company recognized $0 as compensation expense under its stock option plan.

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management, and consultants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2012, the Company granted 10,000 restricted shares to one director for one year of service vesting quarterly from the respective grant date.

During May 2010, the Company entered into an agreement with a communication consultant and agreed to grant 10,000 restricted shares of common stock on an annual basis with 2,500 restricted shares of common stock vesting quarterly. The service agreement was terminated on March 31, 2012, and the Company agreed to issue 4,167 restricted shares to the consultant for the service provided from June to September 2011. Accordingly, 2,500 shares were issued on October 14, 2011, at a value of $4,125 and 1,667 shares were issued on October 31, 2011, at a value of $3,767.

For the three months ended March 31, 2012 and 2011, the Company recognized $27,321 and $303,349 of compensation expenses related to restricted stock grants, respectively. For the nine months ended March 31, 2012 and 2011, the Company recognized $112,680 and $765,538 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of March 31, 2012, was approximately $29,568, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Following is a summary of the restricted stock grants:
		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value	Value
Nonvested as of June 30, 2011	82,500	$3.95	$138,600
Granted	14,167	$2.24
Forfeited	(25,000)	$(5.04)
Vested	(54,167)	$(3.50)	$14,167
Nonvested as of March 31, 2012	17,500	$2.43	$42,175

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.1 million as of March 31, 2012 and June 30, 2011.

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

Note 13–Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2012 and 2011:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic earnings per share
Net income available to common shareholders	$(4,164,779)	$3,562,616	$(628,069)	$10,102,926
Weighted average shares outstanding-Basic	17,822,623	17,743,970	17,814,837	17,637,272
Earnings per share-Basic	$(0.23)	$0.20	$(0.04)	$0.57

Diluted earnings per share
Net income available to common shareholders	$(4,164,779)	$3,562,616	$(628,069)	$10,102,926
Weighted average shares outstanding-Basic	17,822,623	17,743,970	17,814,837	17,637,272
Restricted stock	-	20,000	-	20,000
Warrants and options	-	588,433	-	516,429
Weighted shares outstanding-Diluted	17,822,623	18,352,403	17,814,837	18,173,701
Earnings per share-Diluted	$(0.23)	$0.19	$(0.04)	$0.56

For the three and nine months ended March 31, 2012, 585,125 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive.

Note 14– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were $135,509 and $71,253 for the three months ended March 31, 2012 and 2011, respectively. The Company’s contributions of employment benefits, including pension were $431,843 and $264,787 for the nine months ended March 31, 2012 and 2011, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013, with annual payments of approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, Mr. He Weili, from July 2010 to June 2012, with an annual payment of approximately $176,000. The rent is valued at fair value from the main property management. The lease with Mr. He was terminated on December 31, 2011. On August 31, 2010, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with an annual payment of approximately $363,000. In addition, on October 14, 2011, the Company entered a lease agreement to lease office space from a third party, from October 19, 2011 to January 18, 2014, with annual payments totaling approximately $73,000.

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

Total operating lease expenses for the three months ended March 31, 2012 and 2011, were $733,844 and $404,005, respectively. Total operating lease expenses for the nine months ended March 31, 2012 and 2011, were $2,041,457 and $1,903,230, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of March 31, 2012, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending March 31,	Amount
2013	$667,000
2014	911,000
2015	158,000
Thereafter,	-

Note 16-- Business Segment

The Company’s operations are classified into four principal reportable segments that provide different products or services. The Company is engaged in the business of selling concrete, manufacturing concrete, providing technical support services and other, which includes mixer rentals, sales of materials and marketing cooperation. Separate segments are required because each business unit is subject to different production and technology strategies.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012:

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$18,055,172	$859,326	$-	$-	$-	$18,914,498
Depreciation	(432,784)	(603,040)			(72,198)	(1,108,022)
Segment profit	58,381	(605,335)	-	-	(4,699,849)	(5,246,803)
Other income (expenses)	1,083,310	51,606	-	-	(29,046)	1,105,870
Interest income	-	-	-	-	89,578	89,578
Interest expenses	-	-	-	-	(543,219)	(543,219)
Capital expenditure	(34,128)	(1,624)	-	-	-	(35,752)
Total assets as of
March 31, 2012	$152,205,521	$12,312,508	$-	$-	$-	$164,518,029

For the nine months ended March 31, 2012:
	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$98,121,928	$7,937,472	$-	$-	$-	$106,059,400
Depreciation	(1,199,440)	(1,880,117)	-	-	(219,654)	(3,299,211)
Segment profit	16,566,877	363,186	-	-	(22,236,003)	(5,305,940)
Other income (expenses)	5,887,316	486,623	-	-	(269,453)	6,104,486
Interest income	-	-	-	-	425,029	425,029
Interest expenses	-	-	-	-	(1,242,434)	(1,242,434)
Capital expenditure	(232,273)	(18,789)	-	-	-	(251,062)
Total assets as of
March 31, 2012	$152,205,521	$12,312,508	$-	$-	$-	$164,518,029

For the three months ended March 31, 2011:
	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$16,534,918	$6,118,314	$463,434	$1,611	$-	$23,118,277
Depreciation	(323,020)	(622,950)	(1,972)	-	(46,301)	(994,243)
Segment profit	2,099,444	1,384,151	361,471	1,598	(2,451,255)	1,395,409
Other income (expenses)	789,600	525,210	-	-	1,419,264	2,734,074
Interest income	-	-	-	-	211,718	211,718
Interest expenses	-	-	-	-	(213,154)	(213,154)
Capital expenditure	(712,293)	(152,874)	-	(119)	-	(865,286)
Total assets as of
June 30, 2011	$95,458,518	$35,321,928	$2,675,473	$9,301	$-	$133,465,220

For the nine months ended March 31, 2011:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$68,061,657	$17,698,538	$2,829,890	$11,220	$-	$88,601,305
Depreciation	(920,327)	(1,793,747)	(3,381)	-	(95,853)	(2,813,308)
Segment profit	6,987,949	4,771,827	2,513,566	11,149	(6,907,715)	7,376,776
Other income (expenses)	3,888,794	1,139,822	-	-	43,753	5,072,369
Interest income	-	-	-	-	373,867	373,867
Interest expenses	-	-	-	-	(450,196)	(450,196)
Capital expenditure	(3,478,366)	(904,503)	-	(573)	-	(4,383,442)
Total assets as of
June 30, 2011	$95,458,518	$35,321,928	$2,675,473	$9,301	$-	$133,465,220

Note 17–Commitments and contingencies

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

Termination agreement

On November 14, 2011, the Company entered into an employee termination agreement (the “Termination Agreement”) with the Company’s President and Chief Financial Officer, pursuant to which his employment with the Company terminated on the date of filing of its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011. The Termination Agreement provides that the termination of the executive’s employment is by mutual agreement and not for “cause” or “good reason.” Pursuant to the Termination Agreement, the Company is required to pay (i) within five business days following the termination of his employment, a fee equal to $45,000, and (ii) within five business days after the date that the Form 15 deregistering the common stock of the Company with the SEC becomes effective under the Securities Exchange Act of 1934, as amended (the “Act”), an additional fee equal to $45,000. In addition, the Company agreed to use reasonable efforts to remove the former officer as a defendant in the class action lawsuits identified in Part II, Item 1 “Legal Proceedings”, on the basis that he was not party either to the management buyout proposal or to the Board of Director’s review of such proposal and so long as is a named defendant in such suits, and prior to the deregistration of the Company’s common stock under the Act, use commercially reasonable efforts to obtain and maintain D&O liability insurance which provides the same rights and benefits as are accorded to the most favorably insured of the Company’s directors (provided that such insurance is not prohibited by the Merger Agreement).

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

During the nine months ended March 31, 2012, we supported materials, services and our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of March 31, 2012) and our portable plants (sixteen as of March 31, 2012) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the nine months ended March 31, 2012, five customers accounted for approximately 11.40% of the Company’s sales and 6.99% of our account receivables as of March 31, 2012. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

PRC Taxation

China-ACMH and our VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. As granted by the State Administration of Taxation of the PRC, XinAo was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company is currently applying for the extension of 15% income tax rate for the periods after June 12, 2012.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended March 31, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and other, which includes mixer rentals, sales of materials and marketing cooperation. We present our segment information along the same lines that our management reviews our operating results in assessing performance and allocating resources.

For the three months ended March 31, 2012:

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$18,055,172	$859,326	$-	$-	$-	$18,914,498
Depreciation	(432,784)	(603,040)			(72,198)	(1,108,022)
Segment profit	58,381	(605,335)	-	-	(4,699,849)	(5,246,803)
Other income (expenses)	1,083,310	51,606	-	-	(29,046)	1,105,870
Interest income	-	-	-	-	89,578	89,578
Interest expenses	-	-	-	-	(543,219)	(543,219)
Capital expenditure	(34,128)	(1,624)	-	-	-	(35,752)
Total assets as of March 31, 2012	$152,205,521	$12,312,508	-	$-	$-	$164,518,029

For the nine months ended March 31, 2012:
	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$98,121,928	$7,937,472	$-	$-	$-	$106,059,400
Depreciation	(1,199,440)	(1,880,117)	-	-	(219,654)	(3,299,211)
Segment profit	16,566,877	363,186	-	-	(22,236,003)	(5,305,940)
Other income (expenses)	5,887,316	486,623	-	-	(269,453)	6,104,486
Interest income	-	-	-	-	425,029	425,029
Interest expenses	-	-	-	-	(1,242,434)	(1,242,434)
Capital expenditure	(232,273)	(18,789)	-	-	-	(251,062)
Total assets as of March 31, 2012	$152,205,521	$12,312,508	$-	$-	$-	$164,518,029

For the three months ended March 31, 2011:

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$16,534,918	$6,118,314	$463,434	$1,611	$-	$23,118,277
Depreciation	(323,020)	(622,950)	(1,972)	-	(46,301)	(994,243)
Segment profit	2,099,444	1,384,151	361,471	1,598	(2,451,255)	1,395,409
Other income (expenses)	789,600	525,210	-	-	1,419,264	2,734,074
Interest income	-	-	-	-	211,718	211,718
Interest expenses	-	-	-	-	(213,154)	(213,154)
Capital expenditure	(712,293)	(152,874)	-	(119)	-	(865,286)
Total assets as of June 30, 2011	$95,458,518	$35,321,928	$2,675,473	$9,301	$-	$133,465,220

For the nine months ended March 31, 2011:
	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$68,061,657	$17,698,538	$2,829,890	$11,220	$-	$88,601,305
Depreciation	(920,327)	(1,793,747)	(3,381)	-	(95,853)	(2,813,308)
Segment profit	6,987,949	4,771,827	2,513,566	11,149	(6,907,715)	7,376,776
Other income (expenses)	3,888,794	1,139,822	-	-	43,753	5,072,369
Interest income	-	-	-	-	373,867	373,867
Interest expenses	-	-	-	-	(450,196)	(450,196)
Capital expenditure	(3,478,366)	(904,503)	-	(573)	-	(4,383,442)
Total assets as of June 30, 2011	$95,458,518	$35,321,928	$2,675,473	$9,301	$-	$133,465,220

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the three months ended March 31, 2012 and 2011, in US dollars:

	Three Months Ended March 31,
				Percentage
	2012	2011	Increase	Increase
Total revenue	$18,914,498	$23,118,277	$(4,203,779)	(18)%
Total cost of revenue	16,840,784	19,081,887	(2,241,103)	(12)%
Gross profit	2,073,714	4,036,390	(1,962,676)	(49)%
Provision for doubtful accounts	3,559,143	227,174	3,331,969	1,467%
Selling, general and administrative expenses	3,761,374	2,413,807	1,347,567	56%
Other income, net	652,229	2,732,639	(2,080,410)	(76)%
Income (Loss) before provision for income taxes	(4,594,574)	4,128,048	(8,722,622)	(211)%
Income taxes (benefit) provision	(389,168)	565,431	(954,599)	(169)%
Net income (loss) available to Common shareholders	$(4,205,406)	$3,562,617	$(7,768,023)	(218)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the three months ended March 31, 2012, we generated revenue of approximately $18.9 million compared to $23.1 million during the three months ended March 31, 2011, a decrease of approximately $4.2 million or 18%. Such decrease is due to decreased revenue decrease from our manufacturing services and offset by revenue increase from concrete sales for the three months ended March 31, 2012. On November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% . As a result, our concrete sales revenue was approximately $18.1 million for the three months ended March 31, 2012, an increase of approximately $1.5 million, or 9%, compared to the three months ended March 31, 2011. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the three months ended March 31, 2012, we continued to supply concrete products to nine railway projects throughout China through our portable plants, specifically our projects located in Shanxi Province, Jiangxi Province, Hebei Province, Guangxi Province, Zhejiang Province, and Anhui Province. These seven projects contributed approximately $0.9 million to our total revenue for the three months ended March 31, 2012, a decrease of approximately $5.3 million, or 86%, compared to the three months ended March 31, 2011. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the three months ended March 31, 2012, in light of an increase in audit inspections at high speed rail construction sites around China resulting from the recent heightened public scrutiny of public railway safety in China. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

No revenue was generated through our technical consulting services during the three months ended March 31, 2012, a decrease of approximately $0.5 million, compared to the three months ended March 31, 2011. The decrease was due to the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan. Unless we add additional concrete plants, experience continual pricing increases or an improvement in capacity utilization at our portable plants currently dedicated to high-speed rail, we anticipate that our overall sales revenue will remain flat due to constraints in finding additional capacity utilization going forward.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $16.8 million for the three months ended March 31, 2012, as compared to approximately $19.1 million for the three months ended March 31, 2011, a decrease of approximately $2.3 million, or 12%. The decrease of cost of revenue was due to the decrease in costs of our manufacturing services, and offset by an increase in cost of revenue resulting from the overall increase in production from our fixed concrete plants in the Beijing area compared to the three months ended March 31, 2011. The increase in cost of revenue was due to the increase of inflation in China, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to adjust our concrete prices to keep pace with changes in raw material pricing, particularly the price of cement.

The cost of revenue on concrete increased approximately $1.1 million, or 8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Such increase was due to an increase in our concrete sales and production and the resulting increase in raw material purchases required for production, as well as the increased labor costs, crude oil prices and raw materials as indicated above.

Cost of revenue with respect to our manufacturing services decreased approximately $3.2 million or 69%, during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease in our cost of sales was due to decreased revenue from manufacturing services.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of sales. Gross profit was approximately $2.1 million for the three months ended March 31, 2012, as compared to approximately $4 million for the three months ended March 31, 2011. Our gross profit for sale of concrete was approximately $2.6 million, or 15% of revenue, for the three months ended March 31, 2012, compared to approximately $2.2 million, or 14% of revenue, for the three months ended March 31, 2011, an increase of approximately $0.4 million. The primary reason for the slight margin increase in concrete sales from 14% in the three months ended March 31, 2011 is due to increased revenue from sales of concrete as discussed above.

Our gross loss with respect to our manufacturing services was approximately $0.6 million for the three months ended March 31, 2012, a decrease of approximately $2 million from our gross profit of approximately $1.4 million during the three months ended March 31, 2011. Such decrease was principally due to the suspension of operations of a number of our portable plants during the three months ended March 31, 2012, slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, an increase in costs of transportation, a larger employee base, and suspended operations due to ongoing government quality and audit inspections at high speed rail construction sites around China.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $3.6 million for the three months ended March 31, 2012, an increase of approximately $3.4 million, compared to approximately $0.2 million for the three months ended March 31, 2011. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After the Minster of MOR was arrested for corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, the government tightened its monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. We expect longer collection periods on accounts receivable and a higher probability of uncollectable accounts receivable, and therefore have changed the estimate of our allowance for doubtful accounts within one year from our historical default rate of 2% to 5% based on the comparable rate of peers in the domestic construction industry during the three months ended March 31, 2012. The allowance for doubtful accounts increased to approximately $19.7 million at March 31, 2012, compared to approximately $5.6 million at June 30, 2011. The new estimate of allowance for doubtful accounts increased provision for doubtful accounts by approximately $2.9 million compared to the previous estimate based on historical default rates. If the new accounting estimate on allowance for doubtful accounts was adopted at June 30, 2011 or March 31, 2011, the provision for doubtful accounts would have been increased approximately $2.5 million and $2 million for the year ended June 30, 2011 and the three months ended March 31, 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties, and research and development expenses. We incurred selling, general and administrative expenses of approximately $3.7 million for the three months ended March 31, 2012, an increase of approximately $1.3 million, or 55%, as compared to approximately $2.4 million for the three months ended March 31, 2011. The increase was primarily due to a $0.7 million increase in research and development expenses, a $0.6 million increase in consulting service expenses, a $0.2 million increase in salary and employment benefit expense, and offset by a $0.2 million decrease in other business expenses.

Other Income (Expense), net. Our other income (expense) consists of value added tax, or VAT, exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.7 million for the three months ended March 31, 2012, as compared to net other income of $2.7 million for the three months ended March 31, 2011, a decrease of approximately $2 million. The decrease in net other income was primarily due to a decrease in other subsidy income to approximately $1.1 million for the three months ended March 31, 2012, as compared to approximately $1.4 million for the three months ended March 31, 2011, a decrease of approximately $0.3 million, or 17%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. We applied for VAT tax exemption extension and received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. We also experienced a decrease in change in fair value of warrants liability to a gain of $0.1 million for the three months ended March 31, 2012, as compared to a gain of $1.4 million for the three months ended March 31, 2011, a net decrease of $1.3 million. In addition, we had interest expense of $0.5 million for the three months ended March 31, 2012, as compared to $0.2 million for the three months ended March 31, 2011, an increase of $0.3 million related to short-term loans. The Company also had interest income of $0.1 million for the three months ended March 31, 2012, as compared to $0.2 million in the three months ended March 31, 2011, a decrease of $0.1 million, resulting from a decrease in short-term investment.

Provision (Benefit) for Income Taxes. Benefit for income taxes amounted to approximately $0.4 million for the three months ended March 31, 2012 and provision for income taxes amounted to approximately $0.6 million for the three months ended March 31, 2011. Since January 1, 2009, we are subject to a 15% income tax rate. The State Administration of Taxation of the PRC has extended this tax reduction to June 12, 2012. We are currently applying for extension of the 15% income tax rate for periods after June 12, 2012. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income (Loss) available to Common Shareholders. We recognized net loss of approximately $4.2 million for the three months ended March 31, 2012, as compared to net income of approximately $3.6 million for the three months ended March 31, 2011, a decrease of $7.8 million. Such decrease in net income was primarily due to an increase in provision of doubtful accounts, research and development expenses, consulting service associated with the current going private transaction and selling, general, and administrative expense from an increase in our labor base and scale of operations, offset by higher prices, growth of our client base, and increase in our plant production capacity across our Beijing concrete plant network.

Comparison of the Nine months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the nine months ended March 31, 2012 and 2011, in US dollars:

	Nine Months Ended
	March 31,
				Percentage
	2012	2011	Increase	Increase
Total revenue	$106,059,400	$88,601,305	$17,458,095	20%
Total cost of revenue	85,697,671	73,757,541	11,940,130	16%
Gross profit	20,361,729	14,843,764	5,517,965	37%
Provision for doubtful accounts	13,920,185	903,871	13,016,314	1,440%
Selling, general and administrative expenses	11,747,484	6,563,117	5,184,367	79%
Other income, net	5,287,081	4,996,040	291,041	6%
Income (Loss) before provision for income taxes	(18,859)	12,372,816	(12,391,675)	(100)%
Income taxes provision	649,837	2,269,890	(1,620,053)	(71)%
Net income (loss) available to Common shareholders	$(668,696)	$10,102,926	$(10,771,622)	(107)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the nine months ended March 31, 2012, we generated revenue of approximately $106.1 million compared to $88.6 million during the nine months ended March 31, 2011, an increase of approximately $17.5 million or 20%. Such increase is due to our sales generated from the concrete division for the nine months ended March 31, 2012. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% .. As a result, our concrete sales revenue was approximately $98.1 million for the nine months ended March 31, 2012, an increase of approximately $30.1 million, or 44% compared to the nine months ended March 31, 2011. The increase in revenues attributable to concrete sales was principally due to higher demand of policy housing at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the nine months ended March 31, 2012, we continued to supply concrete products to railway projects throughout China through our portable plants, specifically our projects located in Shanxi Province, Jiangxi Province, Hebei Province, Guangxi Province, Zhejiang Province, Liaoning Province, and Anhui Province. These projects contributed approximately $7.9 million to our total revenue for the nine months ended March 31, 2012, a decrease of approximately $9.8 million, or 55%, compared to the nine months ended March 31, 2011. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants for the nine months ended March 31, 2012, in light of an increase in audit inspections at high speed rail construction sites around China resulting from the recent heightened public scrutiny of public railway safety in China. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

In addition, no revenue was generated through our technical consulting services during the nine months ended March 31, 2012, a decrease of approximately $2.8 million, compared to the nine months ended March 31, 2011. The decrease was due to the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $85.7 million for the nine months ended March 31, 2012, as compared to approximately $73.8 million for the nine months ended March 31, 2011, an increase of approximately $11.9 million, or 16%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area compared to the nine months ended March 31, 2011. The increase in cost of revenue was also due to the increase of inflation in China, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this period compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to adjust our concrete prices to keep pace with changes in raw material pricing, particularly the price of cement.

The cost of revenue on concrete increased approximately $17.6 million, or 29%, for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011. Such increase was due to an increase in our concrete sales and production and resulting increase in raw material purchases, as well as the increased labor costs, crude oil prices and raw materials as discussed above.

Cost of revenue with respect to our manufacturing services decreased approximately $5.3 million or 42%, during the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011. The decrease in our cost of sales is due to decreased revenue from manufacturing services.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of sales. Gross profit was approximately $20.4 million for the nine months ended March 31, 2012, as compared to approximately $14.8 million for the nine months ended March 31, 2011. Our gross profit for sale of concrete was approximately $19.9 million, or 20% of revenue, for the nine months ended March 31, 2012, compared to approximately $7.4 million, or 11% of revenue, for the nine months ended March 31, 2011, an increase of approximately $12.5 million. The higher gross profit for concrete sales for the nine months ended March 31, 2012, compared with the nine months ended March 31, 2011, reflects higher demand and higher prices for our concrete products in Beijing. The primary reason for the margin increase in concrete sales from 11% in the nine months ended March 31, 2011, is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in response to price fluctuations in cement.

Our gross profit with respect to our manufacturing services was approximately $0.5 million, or 6% for the nine months ended March 31, 2012, a decrease of approximately $4.4 million from the $4.9 million during the nine months ended March 31, 2011. Such decrease was principally due to the suspension of operations of a number of our portable plants for the nine months ended March 31, 2012, slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, increase in costs of transportation, a larger employee base and suspended operations due to ongoing government quality and audit inspections at high speed rail construction sites around China.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $13.9 million for the nine months ended March 31, 2012, an increase of approximately $13 million, compared to approximately $0.9 million for the nine months ended March 31, 2011. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After the Minster of MOR was arrested for corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. We expect longer collection periods on accounts receivable and a higher probability of uncollectable accounts receivable, and therefore changed the estimate of our allowance for doubtful accounts within one year from our historical default rate of 2% to 5% based on the comparable rate of peers in the domestic construction industry during the nine months ended March 31, 2012. The allowance for doubtful accounts increased to approximately $19.7 million at March 31, 2012, compared to approximately $5.6 million at June 30, 2011. The new estimate of allowance for doubtful accounts increased provision for doubtful accounts by approximately $2.9 million compared to the previous estimate based on historical default rates. If the new accounting estimate on allowance for doubtful accounts was adopted at June 30, 2011 or March 31, 2011, the provision for doubtful accounts would have been increased approximately $2.6 million and $3.5 million for the year ended June 30, 2011 and the nine months ended March 31, 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties, and research and development expenses. We incurred selling, general and administrative expenses of approximately $11.7 million for the nine months ended March 31, 2012, an increase of approximately $5.1 million, or 79%, as compared to approximately $6.6 million for the nine months ended March 31, 2011. The increase was primarily due to a $2.6 million increase in research and development expenses, a $1.5 million increase in consulting service expenses, a $0.5 million increase in salary and employment benefit expense, and a $0.5 million increase in other business expenses resulting from higher production.

Other Income (Expense), net. Our other income (expense) consists of VAT exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $5.3 million for the nine months ended March 31, 2012, as compared to net other income of $5 million for the nine months ended March 31, 2011, an increase of approximately $0.3 million, or 6%. The increase in net other income was primarily due to an increase in other subsidy income to approximately $6.4 million for the nine months ended March 31, 2012, as compared to approximately $5.2 million for the nine months ended March 31, 2011, an increase of approximately $1.2 million, or 24%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. We applied for VAT tax exemption extension and received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. We also experienced an increase in change in fair value of warrants liability to a charge of $0.15 million for the nine months ended March 31, 2012, as compared to a gain of $0.2 million for the nine months ended March 31, 2011, a net decrease of $0.3 million. In addition, we had interest expense of $1.2 million for the nine months ended March 31, 2012, as compared to $0.4 million for the nine months ended March 31, 2011, an increase of $0.8 million related to short-term loans. The Company also had interest income of $0.4 million for the nine months ended March 31, 2012 and 2011.

Provision (Benefit) for Income Taxes. Benefit for income taxes amounted to approximately $0.4 million for the three months ended March 31, 2012 and provision for income taxes amounted to approximately $0.6 million for the three months ended March 31, 2011. Since January 1, 2009, we are subject to a 15% income tax rate. The State Administration of Taxation of the PRC has extended this tax reduction to June 12, 2012. We are currently applying for extension of the 15% income tax rate for periods after June 12, 2012. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income available to Common Shareholders. We recognized net loss of approximately $0.7 million for the nine months ended March 31, 2012, as compared to net income of approximately $10.1 million for the nine months ended March 31, 2011, a decrease of $10.8 million. Such decrease in net income was primarily due to an increase in provision of doubtful accounts, research and development expenses, consulting service associated with the current going private transaction and selling, general, and administrative expense from an increase in our labor base and scale of operations, offset by higher prices, growth of our client base, and increase in our plant production capacity across our Beijing concrete plant network.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $3.5 million and restricted cash of approximately $9.3 million. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the nine months ended
	March 31,
	2012	2011
Net cash used in operating activities	$(9,221,201)	$(2,218,019)
Net cash provided by (used in) investing activities	12,174,026	(12,118,690)
Net cash (used in) provided by financing activities	(1,081,242)	12,278,327
Effect of foreign currency translation on cash and cash equivalents	(21,936)	2,136,698
Net increase in cash and cash equivalents	$1,849,647	$78,316

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $9.2 million for the nine months ended March 31, 2012, as compared to net cash used in operating activities of approximately $2.2 million for the nine months ended March 31, 2011. The increase in net cash used in operating activities was primarily due to a decrease in accounts payable and accrued liability and increase in prepayments and inventories, offset by decrease in accounts receivable and other receivables during the nine months ended March 31, 2012.

Investing Activities. Net cash provided by investing activities was approximately $12.2 million for the nine months ended March 31, 2012, as compared to approximately $12.1 million net cash used in investing activities for the nine months ended March 31, 2011. The increase in cash provided by investing activities was due to the fact that we received proceeds of approximately $12.4 million from our sale of an investment in a financial investment guaranty company and entered into a $6.4 million two-month short-term agreement with another financial investment company. During November and December, 2011, the Company entered into two two-month agreements with another financial investment company for aggregate amount of RMB 41,000,000 (approximately $6.4 million). Under the agreements, RMB 26,000,000 (approximately $4.1 million) of the investment expired on January 23, 2012 and RMB 15,000,000 (approximately $2.3 million) of the investment expired on February 1, 2012. The interest rates were 9% per annum. The Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012, and another $2.3 million on February 3, 2012. Investment income of approximately $0.3 million was recognized and included in the non-operating income for the nine months ended March 31, 2012.

Financing Activities. Net cash used in financing activities totaled approximately $1.1 million for the nine months ended March 31, 2012, as compared to net cash provided by financing activities of $12.3 million during the nine months ended March 31, 2011. The $1.1 million net cash used in financing activities for the nine months ended March 31, 2012, was due to $18.2 million of loan repayments and a $8.2 million increase in restricted cash offset by $25.3 million of proceeds from a short-term loan. The $12.3 million net cash provided by financing activities for the nine months ended March 31, 2011, was due to $12.3 million in proceeds from a short-term loan and $0.1 million decrease in restricted cash and offset by $0.1 million in loan repayments and rent payment to shareholders.

Cash. As of March 31, 2012, we had approximately $3.5 million in cash as compared to approximately $1.6 million as of June 30, 2011. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had borrowings totaling approximately $23 million from loans and credit facilities as of March 31, 2012. The loans consisted of the following:

	March 31,	June 30,
	2012	2011
Loan from Huaxia Bank, interest rate of 6.94% per annum, repaid in full on February 9, 2012.	$-	$2,320,500
Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,359,500 due October 27,2012 and $2,359,500 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,749,000	9,282,000
Loan from Construction bank, interest rate of 6.89% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,540,500	-
Loan from Hengsheng bank, interest rate of 8.24% per annum, due April 21, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili. The Company paid off the loan on April 20, 2012.	6,332,000	-
Loan from Citibank, interest rate of 8.76% per annum, $1,187,250 due May 17, 2012 and $1,187,250 due July 6, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,374,500	2,320,500
Loan from Zhaoshang Bank, interest rate of 7.54% per annum, due November 8, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,583,000	1,547,000
Loan from Aoxing bank, interest rate of 7.93% per annum, due May 14, 2012, guaranteed by Beijing Xinhang Construction Group.	1,583,000	-
Loan from Industrial & Commercial Bank, interest rate of 7.221% per annum, due April 6, 2012, collateralized by accounts receivable from China Construction 1st Bureau. The Company paid off the loan on April 6, 2012.	807,330	-
	$22,969,330	$15,470,000

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we consider our estimates on accounting for (i) revenue recognition, (ii) accounts receivable, (iii) accounting for long-lived assets, (iv) income taxes, (v) value-added tax, (vi) warrants, (vii) stock-based compensation, and (viii) investments to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended March 31, 2012, except for allowance for doubtful accounts. Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on the comparable rate of peers in the domestic construction industry during the nine months ended March 31, 2012. The allowance for doubtful accounts was approximately $19.7 million at March 31, 2012, and approximately $5.6 million at June 30, 2011.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.56% for Renminbi bank loans with a term of 12 months. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately $23 million as of March 31, 2012.

Credit Risk

We are exposed to credit risk from our cash held in bank accounts and fixed deposits, investments and accounts receivable. The credit risk on cash held in bank accounts and fixed deposits is limited because the counterparties are recognized financial institutions. However, our cash deposited in financial institutions in the PRC is not insured. We deposit some of our available cash with one or more financial investment companies. The rate of return on a $5 million investment with our financial investment companies had a guaranteed minimum return at 9% per annum during the nine months ended March 31, 2012. These investments are not subject to market fluctuation, and therefore, we will not experience gain or loss on our investment. However, our funds deposited with the financial investment company are not insured. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment. The investment contract with the financial investment company was terminated at expiration in October, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2012.

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

Exhibit Number:	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By: /s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Yanwei He
Yanwei He, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)