Form 10-K
period 2012-06-30
China Advanced Construction Materials Group, Inc
filed 2012-09-26
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-141568

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8468508
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

No.34 Industrial Park Southern District
Jiugong Town, Daxing District, Beijing
People’s Republic of China 100076
(Address of Principal Executive Office and Zip Code)

Registrant’s telephone number, including area code: +86 10 82525361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [    ]                       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]                         No [X]

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

Yes [  ]                                 No [X]

At December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there were 17,821,054 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Global Market) was approximately $21.4 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 24, 2012, there were 17,839,464 shares of the Registrant’s common stock outstanding.

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
  “BVI-ACM” are references to Xin Ao Construction Materials, Inc.
  “China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
  “AIH” are references to Advance Investment Holding Co., Inc.
  “Xin Ao” are references to Beijing Xin Ao Concrete Group;
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

During the year ended June 30, 2012, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of June 30, 2012) and our portable plants (fifteen as of June 30, 2012) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we may have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

According to the Investment Research Institute of China’s State Development and Reform Commission, during the 12th 5 year plan (FYP) from 2011-2015 the Chinese government will invest $450 billion (RMB 3 trillion) in railway and another $460 billion (RMB3.05 trillion) in rural infrastructure.

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

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian Heng Xin Technology Co., Ltd (“Luan Xian Heng Xin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation as of June 30, 2012. The purpose of these subsidiaries is to support the Company’s future growth.

Business Segment Information

During the year ended June 30, 2012, our operations were comprised of four reportable segments: selling concrete, manufacturing concrete, providing technical support services and other services, which include mixer rental, sales of materials and marketing cooperation.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Consolidated Financial Statements appearing elsewhere in this annual report.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 4 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes due to the chemistry of the concrete mixture which hardens thereafter. The deliverable radius of a concrete mixture from any one of our 4 ready mix plants in Beijing is approximately 25 kilometers. Traffic conditions are considerations which affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 15 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule. Our high speed rail clients are primarily state-owned conglomerate construction contractors whose business practices follow closely with government policy.

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

Our Industry

Our Industry was influenced by the decline in the macro economy in recent periods. The concrete products industry witnessed a slowdown in industry production and economic growth since September 2011. In 2012, the slowdown in the industry became more obvious month by month, with profit generally being squeezed by the greater pressure to maintain stable level of production and operation.

China averaged annual GDP growth exceeding 10% over the past 30 years. China has become the world’s second largest economy, both in nominal GDP and purchasing power parity terms, after the United States. In line with this macroeconomic growth the Chinese construction and building material industry has grown tremendously. China currently uses half of the world’s concrete output and one third of its steel output in construction according to an article in China Orbit published in January 2011. The Chinese market, however, faces some uncertainty going forward in the face of ending projects initiated under the 2008-2009 Government stimulus package, macro-economic credit tightening measures by the Government to combat inflation, suspended approval of new high speed railway construction projects by the State Planning Commission and the Ministry of Rail, and increasing industry consolidation pressure for more energy efficient, environmentally conscious and quality consistent cement and concrete.

China is already among the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware and accounted for 51.3% of Asia’s construction materials market in 2010. The construction materials market includes all manufacturers of sand, gravel, aggregates, cement, concrete and bricks. The market does not include other finished or semi-finished building materials. According to Datamonitor, the Chinese construction materials market had total revenue of $245.6 billion in 2010, representing a compound annual growth rate (CAGR) of 7.5% for the period spanning 2006-2010. The cement segment was the market’s most lucrative in 2010, with total revenue of $69.5 billion, equivalent to 28.3% of the market’s overall value. The performance of the market is forecast to decelerate, with an anticipated CAGR of 6.4% for the five year period 2010-2015, which is expected to drive the market to a value of $335.5 billion by the end of 2015.

According to Nomura Research, in order to meet a possibly higher energy-saving target during 12th FYP period, China has given high priority to industry consolidation to curb capacities and energy consumption. According to news report (Source: China Cement Net, Cement Industry Restructuring Set to Start, Sept 13, 2010), China aims to increase the Top 10 cement producers’ market share from 25% (as of 2009) to above 35% as of 2015, end of 12th FYP period in terms of cement capacities, for which the government actually has two prongs: phasing out outdated capacities and encouraging industry M&A.

On August 9, 2010, China announced that it was closing down 19mt of outdated cement capacity and 88.3mt of outdated clinker capacity, implicating a total of 762 cement producers across the country. In addition, it was reported that China will eliminate all of its outdated capacities by end of 12th FYP period. (Source: China Cement Net, Cement Industry Restructuring Set to Start, September 13, 2010). On the other hand, China has issued various policies to encourage industry consolidation since 2005, and the latest one, Advice to promote company M&A and industry restructuring by China’s State Council on September 6, 2010, stipulates that the government will remove rules that limit cross-regional M&As and that local governments may sign agreements on splitting revenue from companies formed through cross-regional M&A, which removes the biggest obstacle for cross-region M&As. Nomura Research expects industry M&A to speed up in the next few years driven by both governments’ efforts and cement producers’ growth needs.

Construction Demand in China

China’s gross national construction output is expected to increase by 15% during the country’s 12th FYP period (2011-2015), according to a statement from China’s Ministry of Housing and Urban-Rural Development of China on August 18, 2011. During the same period consumption of C60 concrete in China is also expected to increase by 10%.

According to the evaluation by Research Institute of Investment, National Development and Research Commission, China’s November 2008 economic stimulus package, valued at RMB 4 trillion (approximately US$593 billion at the exchange rate at such time), has had a material impact on the construction industry, contributing to growth in the construction industry of approximately RMB 594 billion in 2009. According to data prepared by the National Bureau of Statistics of China, from January to April 2009, urban fixed assets investment reached RMB3.7 trillion, up 30.5 percent year by year. Many of the projects begun under the 2008-2009 stimulus package have already been completed or will soon begin to reach completion. Credit Suisse, in a recent research report, refers to this as the fading of the “super-cycle” characterized by slowdowns in traditional property construction, extended suspension of additional high speed rail starts and general railway construction slowdown, and weakness in other infrastructure construction as 2009 projects come to completion in 2012-2013. On the other hand, Daiwa believes these slowing trends will be offset by social housing construction starts, robust construction activity for commercial and other properties and increasing rural and conservation related infrastructure spending.

The stimulus package has been used to finance programs, during 2009 and 2010 in 10 major areas, such as low-income housing, rural infrastructure, water, electricity, transportation, the environment, technological innovation and rebuilding disaster struck areas. The economic stimulus package also focuses on infrastructure projects such as new railways, roads, and airports. According to the Ministry of Railways, China doubled its investment in railways to about RMB 600 billion (approximately US$95.1 billion at an exchange rate of 6.31 on September 24, 2012) for 2009 and 2010. Part of the new funds will go to building 5,148 km of new lines, including five passenger-only high-speed lines. The ministry also plans to start 70 other new projects, which will cost an estimated RMB 1.5 trillion (approximately US$237.7 billion at an exchange rate of 6.31 on September 24, 2012). By 2012 China is expected to have 110,000 km of rail lines, including 13,000 km of passenger routes, of which, many will be high-speed railways allowing trains to run between 200 and 350 km an hour. (Chinese version: http://www.concrete365.com/news/2009/7-20/H142630705.htm). In response to a high-speed railway crash in Zhejiang province on July 23, 2011, the State Planning Commission announced on August 10, 2011 that it was suspending approvals indefinitely for new rail projects until a comprehensive safety check on existing rail lines could be completed (http://www.prcgov.org/meet/meetings-content-61.html).

According to the Summary of Construction Outlook in China (the “Summary”), published in July 2012 by the Freedonia Group, an industry research firm, construction expenditures in China are expected to rise 8.8% per annum in real terms through 2016, with ongoing urbanization and industrialization, rebounding foreign investment funding, rising personal income levels, and further population and household growth driving growth, and the Freedonia Group believes that although such growth rate cannot match “the rapid 2006-2011 pace, the country will continue to out-perform other major national construction markets.”

According to the Summary, non-building construction will be the fastest growing sector through 2016, driven by the Chinese government’s efforts to upgrade the country’s transportation infrastructure; growth in residential building construction will primarily be fueled by rising personal income levels, household growth, and continuing urbanization, as well as government efforts to improve living conditions for low-income earners; non-residential building construction expenditures will post the slowest gains in real terms through 2016, with growth driven by investment in plants, commercial buildings, warehouses, and shopping complexes spurred by robust gains in consumer spending in China and abroad for Chinese manufactured goods and services.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue to 2030 as up to 400 million citizens are expected to move into urban areas.

China’s Cement & Concrete Demand

According to the Summary, demand for cement in China is forecast to rise 6.0% annually through 2012 to 1.8 billion metric tons. Growth will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to help stimulate sales by improving the quality of the product. Blended cements are expected to account for about 90% of total sales in 2012, reflecting the versatility of these types across a range of construction applications, as well as their performance and/or price benefits over other types of cement. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. Central and Eastern China are expected to remain the largest cement market in China through 2012, fueled by increases in regional construction expenditures. However, the cement markets in Northwest and Southwest China are expected to grow at a faster pace, as a result of the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to perform above the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin. (Summary of the Freedonia Group's January 2009 "Cement in China" report, from Business Wire).

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

Demand for Ready-Mixed Concrete

Construction contractors are expected to continue to represent the largest market for cement, accounting for an estimated one-third of total demand in 2012. Economic downturns or reductions in government funding of infrastructure projects could significantly reduce our revenues. However, we believe that the ready-mix concrete market could exhibit the strongest growth in the cement industry. Gains are expected to benefit from government regulations banning on-site concrete and mortar mixing. Demand for cement used in concrete products is expected to be driven by the increasing popularity of precast concrete with many construction contractors. In addition, the phase-out of clay bricks will heighten demand for concrete blocks. Recognizing the significant environmental impact created from the large-scale construction activities undertaken in the past few decades, China’s government implemented Decree #341 in 2004 which bans onsite concrete production in over 200 major cities across China in order to reduce environmental damage from onsite cement mixing and improve the quality of concrete used in construction.

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining growth potential of the market for construction materials in China:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2012, five customers accounted for approximately 11% of the Company’s sales and 7% of the Company’s account receivables as of June 30, 2012.

Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. $2.3 million was paid under the agreement in the year ended June 30, 2012 to the Institute. The Company incurred research & development expenses of approximately $2.9 million and $0.6 million for the years ended June 30, 2012 and 2011, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

• Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to operate our plants efficiently, by increasing capacity utilization at existing plants or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand and by retiring under-utilized plants in the face of reduced demand. We increased capacity utilization at our four Beijing-based concrete plants significantly in fiscal 2011 when demand was increasing.  During fiscal 2012 we retired ten portable stations in view of lower anticipated demand. We may begin to selectively sell or retire portable plant assets in fiscal year 2013 based on slowing demand for railway construction in connection with the suspension of new and ongoing high speed railway projects stemming from changing policy announced by China’s Ministry of Rail and State Planning Commission.

• Mergers and Acquisitions. When capital permits, we intend to capitalize on the challenges that smaller companies are encountering in our industry by acquiring complementary companies at favorable prices. We believe that buying rather than building capacity is an option that may be attractive to us if replacement costs are higher than purchase prices. We continue to look into acquiring smaller concrete manufacturers in China as part of our expansion plans. We have not identified specified targets or entered into any Letters-of-Intent at this time.

• Vertical Integration. When capital permits, we plan to acquire smaller companies within the construction industry, develop more material recycling centers, and hire additional highly qualified employees. In order to accomplish this, we may be required to offer additional equity or debt securities. Certain of the companies we may seek to acquire are suppliers of the raw materials we purchase to manufacture our products. If we do acquire such companies we will have greater control over our raw material costs.

• Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leverage our economies of scale.

• New Product Offering. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

Our Operations

We provide materials and services through our network of ready-mixed concrete plants throughout Beijing (four as of June 30, 2012) and portable plants (fifteen as of June 30, 2012) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan.

Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.

We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. The portable plants can be dismantled and moved to new sites in less than a few weeks. The plants are currently located between railway stations and each of these plants is directly tied to contracts we have recently won and are expected to operate near capacity. Almost all of our general contractors supply raw materials for the projects, which results in higher gross margins for the Company and reduces upfront capital investment on raw material purchase. The one time start-up cost for each portable plant and associated equipment is approximately $3 million, with cost optimization initiatives underway to bring the average cost down below $2.5 million per plant. Each plant is capable of generating approximately $2 million in revenue per year.

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

Common Industry Mixtures	Industry Leading Mixtures
(Customized to Project)	Highly Technical Blends

Ready-mixed Concrete Blends: C10 to C100	Compound Admixture Concrete
Controlled Low-Strength Material (CLSM)	Lightweight Aggregate Concrete
High-Strength Concrete with Customized Fibers	Energy-saving Phase change thermostat concrete
Soil Cement, Unique Foundation Concrete	C100 High Performance Concrete

Our Customers

For the fiscal year ended June 30, 2012, we had no customer, whose sales accounted for more than 3% of our total sales. Five customers accounted for approximately 11% and 19% of the Company’s sales for the years ended June 30, 2012 and 2011, respectively. The total accounts receivable from these customers amounted to approximately $9.2 million and $14.4 million as of June 30, 2012 and 2011, respectively.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 12% and 18% of the Company’s purchases for the years ended June 30, 2012 and 2011, respectively. The total accounts payable to these suppliers amounted to approximately $7.3 million and $7.1 million as of June 30, 2012 and 2011, respectively.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. Our research and development expense was approximately $2.9 million in the year ended June 30, 2012, as compared to $0.6 million for the year ended June 30, 2011.

University Relationships & Cooperation Agreements

We have strong relationships with Tsinghua University and the Xi’an University of Architecture and Technology. We have signed a ten-year cooperation agreement with Xi’an University on June 10, 2007, pursuant to which we expect to pay approximately $42,857 to Xi’an University per year and Xi’an University will set up a technical research center to conduct scientific research for the Company and work with the Company in the areas of technical development, engineering design and human resource training according to the Company’s business strategies and requirements. Xi’an University is a top university in the fields of building and material science research and education and works with the Company to follow the advancements of the cement and concrete industries globally.

Beijing Concrete Institute Partnership

The Beijing Dongfang Jianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have participated and collaborated with national and local government agencies to establish the following industry standards:

  Specification For Mix Proportion Design of Ordinary Concrete JGJ55-2000
  Code for Acceptance of Constructional Quality Of Concrete Structures GB 50204-2002
  Applied Technical Specification of Mineral Admixtures In Concrete DBJ/T01-64-2002
  Ready-Mixed Concrete GB/T 14902-2003

  Practice Code for Application of Ready-Mixed Mortar DBJ 01-99-2005
  Management Specification of Quality for Ready-Mixed Concrete
  Technical Requirement for Environmental Labeling Products Ready-Mixed Concrete HJ/T412-2007

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

  Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.
  Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.
  Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science & Technology.
  Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.
  Construction Technology of HPC for the Capital International Airport
  Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar
  Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique
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

Our Labor Force

As of June 30, 2012, we employed 925 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2012.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	92	9.95%
Sales	74	8.00%
Technical & Engineering Staff	105	11.35%
Production Staff	157	16.97%
Equipment & Maintenance	51	5.51%
Drivers & Heavy Equipment Operators	49	5.30%
Sub-Total	528	57.08%
Independent Contractors	397	42.92%
Total	925	100%

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

Insurance

We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

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

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in fiscal year 2013.

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

Five customer orders consisted of 11% of the net sales of the Company for the fiscal year ended June 30, 2012, and the loss of any of these customers can result in a depressive effect on our net profit.

Our Company focuses on large projects for large Chinese customers. Five customers accounted for approximately 11% and 19% of the Company’s sales for the years ended June 30, 2012 and 2011, respectively. The total accounts receivable from these customers amounted to approximately $9.2 million and $14.4 million as of June 30, 2012 and 2011, respectively. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will decrease.

Our business is subject to the risk of supplier concentration.

Our top five suppliers provide approximately 12% of the sourcing of the raw materials for our concrete production business. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

  onsite conditions that differ from those assumed in the original bid;
  delays caused by weather conditions;
  later contract start dates than expected when we bid the contract;
  contract modifications creating unanticipated costs not covered by change orders;
  changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;
  availability and skill level of workers in the geographic location of a project;
  our suppliers’ or subcontractors’ failure to perform;
  fraud or theft committed by our employees;
  mechanical problems with our machinery or equipment;
  citations issued by governmental authorities
  difficulties in obtaining required governmental permits or approvals;
  changes in applicable laws and regulations; and
  claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

Our contracts with respect to construction and expansion of China’s high speed rail system accounted for approximately 7% of our revenues for the year ended June 30, 2012. Accordingly, any project delays or cancellation of existing contracts would have a significant adverse effect on our results of operations. In addition, the cancellation of future projects for which we would have submitted a bid to provide our services could delay further growth of our Company and adversely affect our business operations.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After the Minster of MOR was arrested for corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. We expect longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, and therefore changed the estimate of our allowance for doubtful accounts within one year from our historical default rate of 2% to 5% based on peers’ comparable rate in domestic construction industry during the year ended June 30, 2012. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts also increased. Some of our customers appeared to have the problems of declining business and shortage in cash. The allowance for doubtful accounts increased to approximately $24.9 million at June 30, 2012, compared to approximately $5.6 million at June 30, 2011. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has increased from approximately 6.6% as of June 30, 2011, to approximately 18.8% as of June 30, 2012. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable to bad debt expense. The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

We rely on internal models to manage risk, to provide accounting estimates and to make other business decisions. Our results could be adversely affected if those models do not provide reliable estimates or predictions of future activity.

We rely heavily on internal models in making a variety of decisions crucial to the successful operation of our business, including allowances for doubtful accounts and other accounting estimates. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently. Due to the factors described above and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", we may, among other things, experience actual charge-offs that exceed our estimates and which are possibly greater than our allowance for doubtful accounts, or which require material adjustments to the allowance. Unanticipated and excessive default and charge-off experience can adversely affect our profitability and financial condition and adversely affect our ability to finance our business.

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

Our Chairman, Xianfu Han, owns approximately 32.4% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 17% of our outstanding voting securities as of June 30, 2012, in a fully-diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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
  our future results of operations, financial condition and cash flows; and
  economic, political and other conditions in China.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management attestation report for the fiscal year ended June 30, 2012, and a report of our management for the 2012 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2012, our internal controls over financial reporting were not effective. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2012, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

  the higher level of government involvement;
  the early stage of development of the market-oriented sector of the economy;
  the rapid growth rate;
  the higher level of control over foreign exchange; and
  the allocation of resources.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch (1) before they establish or gain control of an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when they contribute their assets or equity interests in a domestic enterprise to an SPV or engage in overseas financing after contributing assets or equity interests to an SPV; and (3) when their SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s subsidiaries being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

Under the EIT Law, if we are not deemed to be a “resident enterprise” for Chinese tax purposes, a withholding tax at the rate of 10% would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to be a “resident enterprise” established outside of China whose “place of effective management” is located in China, we would be classified as a resident enterprise for Chinese tax purposes and thus would be subject to an enterprise income tax rate of 25% on all of our income, including interest income on the proceeds from this offering on a worldwide basis. The regulations promulgated pursuant to the EIT Law define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas-incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of the EIT Law and related regulations, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis.. In addition, although under the EIT Law and the related regulations dividends paid to us by our PRC subsidiaries would qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the State Administration of Foreign Exchange (“SAFE”) on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, or Notice 78. Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who have been granted shares or stock options pursuant to our share incentive plan are subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and employee option plans could be materially and adversely affected.

The discontinuation, reduction or delay of any of the preferential tax treatments currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise June 2009 and is entitled to a 15% preferential income tax rate for the three-year period ending June 2012. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax rate from June 2010 through June 2013. However, we cannot assure you that Xin Ao will be able to maintain its status as “high and new technology enterprises” and/or as an enterprise for value-added tax exemption. If Xin Ao fails to continue to qualify or fails to receive an updated approvals, our income tax and value-added tax expenses would increase, which would have a material adverse effect on our net income and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a five year term beginning on October 1, 2008, with the option to extend following expiration. Annual rent on the property is approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder, Mr. He Weili, from July 2010 until the lease was terminated on December 31, 2011, with annual payment of approximately $176,000. The rent is valued at fair value from the main property management. On August 31, 2011, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2011 to October 31, 2013, with annual payment of approximately $363,000. In addition, On October 14, 2011, The Company entered a lease agreement to lease office space from a third party, from October 19, 2011 to January 18, 2014, with annual payments of approximately $73,000; the lease was terminated on April 30, 2012. On April 30, 2012, The Company entered a lease agreement to lease office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $415,000, the lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

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

We have an extensive fleet of 115 transit mounted concrete mixers, 17 pump trucks, and we have access to additional 55 concrete mixer and 3 pump truck vehicles for lease in Beijing and 31 transit mounted concrete mixers and 5 pump trucks at our portable stations depending on specific project requirements. We also anticipate delivery of 40 additional transit mounted concrete mixers and 5 additional pump trucks to our fleet in Beijing by June 30, 2012. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

Item 3. Legal Proceedings

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, results of operations or cash flows.

Since July 29, 2011, multiple class action complaints (the “Stockholder Actions”) were filed against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, generally alleging that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer from Xianfu Han, the Company’s Chairman and Chief Executive Officer, and Weili He, the Company’s Vice Chairman and Chief Operating Officer (together with Xianfu Han and their affiliates, the “Buyer Group”), to acquire all of the outstanding shares of our common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions were consolidated under the caption In re China Advanced Construction Materials Group Litigation, Consolidated C.A. No. 6729-CS.

On July 9, 2012, the Company announced that it and the Buyer Group determined to terminate the merger agreement the parties signed on October 24, 2011,(the “Merger Agreement”) based on the determination by all parties that the conditions to consummate the merger contemplated by the Merger Agreement cannot be satisfied, and the Company and the Buyer Group entered into the Termination of Agreement and Merger Agreement. On August 14, 2012, the plaintiffs in the Stockholder Actions requested that the case be dismissed and the court approved the dismissal.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Market under the symbol “CADC”. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NASDAQ Global Market for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low

2012	September 30 (through September 25)	$1.62	$0.37
	June 30	$2.43	$1.53
	March 31	$2.53	$2.34
2011	December 31	$2.42	$1.50
	September	$2.57	$1.55
	June 30	$3.79	$1.45
	March 31	$5.39	$3.25
2010	December 31	$5.15	$3.43
	September 30	$4.15	$2.95
	June 30	$5.62	$3.25
	March 31	$7.48	$4.45

As of September 25, 2012, there were 70 stockholders of record of our common stock.

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

During the year ended June 30, 2012, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (four as of June 30, 2012) and our portable plants (fifteen as of June 30, 2012) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2012, five customers accounted for approximately 11% of the Company’s sales and 7% of the Company’s account receivables as of June 30, 2012. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology which assist us with our research and development activities. During our 5 year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. One payment of approximately $2.3 million to Dongfang Jianyu Institute of Concrete Science and Technology was paid under the agreement.

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

PRC Taxation

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the new Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company is currently applying for the extension of 15% income tax rate for the periods after June 12, 2012.

In accordance with the EIT Law and related regulations, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The regulations define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseasincorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. The Company continues to monitor changes in the interpretation and/or guidance of this law.

The EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The Company considers permanently reinvested undistributed earnings of Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Warrants Liability

The Company has adopted the accounting provisions of ASC 815, which determines whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended June 30, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete, providing technical support services and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the year ended June 30, 2012:

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate (1)	Total
Net revenue	$134,772,498	$10,369,387	$-	$889	$-	$145,142,774
Depreciation	(3,725,913)	(286,671)	-	(25)	(374,125)	(4,386,734)
Segment profit (loss) (2)	25,864,750	(2,664,061)	-	877	(36,496,284)	(13,294,718)
Other income (expenses)	8,086,350	632,551	-	-	(611,297)	8,107,604
Interest income	-	-	-	-	448,279	448,279
Interest expenses	-	-	-	-	(1,620,562)	(1,620,562)
Capital expenditure	(369,802)	(28,453)	-	(2)	-	(398,257)
Total assets as of June 30, 2012	$155,859,109	$8,350,707	$-	$1,006	$-	$164,210,822

For the year ended June 30, 2011:
	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate (1)	Total
Net revenue	$109,276,550	$25,619,062	$3,001,866	$11,292	$-	$137,908,770
Depreciation		(2,499,074)				(3,898,278)
	(1,203,339)		(5,485)	(9,934)	(180,446)
Segment profit (loss) (2)	14,773,183	7,393,954	2,558,120	11,218	(15,695,723)	9,040,752
Other income (expenses)	6,556,593	1,527,170	-	-	1,577,185	9,660,948
Interest income	-	-	-	-	591,376	591,376
Interest expenses	-	-	-	-	(703,837)	(703,837)
Capital expenditure	(1,697,838)	(398,045)	(46,640)	(176)	-	(2,142,699)
Total assets as of
June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

(1) All amounts shown in the Corporate column were incurred on the company headquarter level and did not relate specifically to any of the other reportable segments.

(2) Segment profit reflects general and administrative expenses. General and administrative expenses primarily consist of bad debt expense, salary, benefits and social insurance payments, rent, stock compensation, director fees, and professional and legal fees paid to third parties.

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 15 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

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

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2012 and 2011, in US dollars:

	Years ended
	June 30,
	2012	2011	Increase (Decrease)	Percentage Increase (Decrease)

Total revenue	$145,142,774	$137,908,770	$7,234,004	5%
Total cost of revenue	116,555,144	112,264,373	4,290,771	4%
Gross profit	28,587,630	25,644,397	2,943,233	11%
Provision for doubtful accounts	22,490,204	7,377,395	15,112,809	205%
Selling, general and administrative expenses	13,064,966	8,617,554	4,447,412	52%
Research and development expenses	2,946,226	608,696	2,337,530	384%
Impairment loss of long-lived assets	3,380,952	-	3,380,952	100%
Other income, net	6,935,321	9,548,487	(2,613,166)	(27)%
Income (Loss) before provision for income taxes	(6,359,397)	18,589,239	(24,948,636)	(134)%
Income taxes provision (benefit)	(129,312)	1,523,995	(1,653,307)	(108)%
Net income (loss) available to Common shareholders	$(6,230,085)	$17,065,244	$(23,295,329)	(137)%

Comparison of the years Ended June 30, 2012 and 2011

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the year ended June 30, 2012, we generated total revenue of approximately $145.1 million compared to approximately $137.9 million during the year ended June 30, 2011, an increase of approximately $7.2 million, or 5%. Such increase is due to our sales generated from the concrete division for the year ended June 30, 2012. In addition, on November 15, 2010, we announced a 25% average price increase across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% . As a result, our concrete sales revenue was approximately $134.8 million for the year ended June 30, 2012, an increase of approximately $25.5 million, or 23%, compared to the year ended June 30, 2011. The increase in revenues attributable to concrete sales was principally due to greater capacity utilization at our Beijing fixed plants coupled with higher prices and organic growth to include a broader client base.

During the year ended June 30, 2012, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Liaoning Province, and Anhui Province. These seven projects contributed approximately $10.4 million to our total revenue for the year ended June 30, 2012, a decrease of approximately $15.2 million, or 60%, compared to the year ended June 30, 2011. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants for the year ended June 30, 2012, in light of an increase in audit inspections at high speed rail construction sites around China resulting from the recent heightened public scrutiny of railway safety in China. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

No revenue was generated through our technical consulting services during the year ended June 30, 2012, a decrease of approximately $3 million, compared to the year ended June 30, 2011. The decrease was due to the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan.

No significant revenue was generated from other sources for the years ended June 30, 2012 and 2011.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $116.6 million for the year ended June 30, 2012, as compared to approximately $112.3 million for the year ended June 30, 2011, an increase of approximately $4.3 million, or 4%. The increase of cost of revenue was due to the overall increase in production from our fixed concrete plants in the Beijing area and increased production on manufacturing services compared to the year ended June 30, 2011. The increase in cost of revenue was also due to the addition of new portable plants, as well as increases in labor and crude oil prices, which increased the costs of raw materials and transportation during this quarter compared to the prior fiscal year. We are uncertain whether crude oil prices or raw material prices will maintain at the current level in the near future. We intend to raise our concrete prices to keep pace with increases in raw material pricing in particular the price of cement.

The cost of revenue on concrete increased approximately $13.3 million, or 14%, for the year ended June 30, 2012, as compared to the year ended June 30, 2011. Such increase was due to an increase in our concrete production leading to a larger base of raw material purchases supporting a higher overall volume of traditional concrete sales for a resulting broader client base, as well as the increase labor costs and crude oil prices and raw materials as indicated above.

Cost of revenue with respect to our manufacturing services decreased approximately $8.5 million, or 47%, during the year ended June 30, 2012, as compared to the same period during the year ended June 30, 2011. The decrease in our cost of sales was due to decreased revenue from manufacturing services.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $28.6 million for the year ended June 30, 2012, as compared to approximately $25.6 million for the year ended June 30, 2011. Our gross profit for sale of concrete was approximately $27.7 million, or 21% of revenue, for the year ended June 30, 2012, compared to approximately $15.5 million, or 14% of revenue for the year ended June 30, 2011, an increase of approximately $12.2 million. The higher gross profit for concrete sales for the year ended June 30, 2012, compared with the year ended June 30, 2011, reflects higher demand and higher prices for our concrete products in Beijing as compared to the prior fiscal year. The primary reason for the margin increase in concrete sales from 14% in the year ended June 30, 2011, is due to a 25% average price increase in the second fiscal quarter of our 2011 fiscal year across our various concrete grade sales to keep in line with an average raw material cost increase of 19.8% in addition to improving overall operational efficiencies at our Beijing fixed plants. We intend to continue to adjust our concrete sales prices in tandem with price fluctuations in cement.

Our gross profit with respect to our manufacturing services was approximately $0.9 million, or 8%, for the year ended June 30, 2012, a decrease of $6.7 million from $7.6 million during the year ended June 30, 2011. Such decrease was principally due to the suspension of operations of our portable plants for year ended June 30, 2012. The primary reasons for the margin decrease compared to the same period last year were the slowing production rates at plants nearing project completion and extended project delays stemming from delayed municipal government resident relocation efforts, increase in costs of transportation, a larger employee base and suspended operations due to ongoing government quality and audit inspections at high speed rail construction sites around China.

No gross profit or loss was recognized through our technical consulting services during the year ended June 30, 2012, due to the service term expiration of technically serviced contract plants. Gross profit of technical consulting services was approximately $ 2.6 million for the year ended June 30, 2011.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $22.5 million for the year ended June 30, 2012, an increase of approximately $15.1 million, compared to approximately $7.4 million for year ended June 30, 2011. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The accrual ratio is 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After the Minster of MOR was arrested for corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. Some of our customers appeared to have the problems of declining business and shortage in cash. We expect longer collection period on accounts receivable and higher probability of uncollectable accounts receivable, and therefore changed the estimate of our allowance for doubtful accounts within one year from our historical default rate of 2% to 5% based on peers’ comparable rate in domestic construction industry during the year ended June 30, 2012. As a result, our accounts receivable increased and the provision for doubtful accounts also increased.

The allowance for doubtful accounts increased to approximately $24.9 million at June 30, 2012, compared to approximately $5.6 million at June 30, 2011. The new estimate of peers’ comparable rate on allowance for doubtful accounts increased provision for doubtful accounts by approximately $3.1 million compared to the previous estimate of historical default rates. If the new accounting estimate on allowance for doubtful accounts was adopted at June 30, 2011, the provision for doubtful accounts would have been increased approximately $2.5 million for the year ended June 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $13.1 million for the year ended June 30, 2012, an increase of approximately $4.5 million, or 52%, as compared to approximately $8.6 million for the year ended June 30, 2011. The increase was principally due to a $2 million increase in consulting service, a $1.1 million increase in salary and employment benefit expense, a $1.1 million increase in conference expense and meal & entertainment expense, a $0.5 million increase in audit & professional expenses, a $0.2 increase in depreciation expense, a $0.2 million increase in auto expenses and $0.3 million increase in other business expenses resulting from higher production, offset by a $0.7 million decrease in share-based compensation expense and a $0.2 million decrease in rent expense.

Research and development expenses. Research and development expenses for the year ended June 30, 2012 was $2.9 million, an increase of approximately $2.3 million, or 384%, as compared to approximately $0.6 million for the year ended June 30, 2011, due to the additional costs incurred, primarily due to increased personnel costs, engineering supplies and material purchases.

Impairment loss of long-lived assets. For the year ended June 30, 2012, we incurred $3.4 million impairment loss of long-lived assets due to the carrying values of our portable plants were impaired. During the year ended June 30, 2012, the operations of a number of our portable plants were suspended in light of an increase in audit inspections at high speed rail construction sites around China resulting from the recent heightened public scrutiny of railway safety in China. The sum of the discounted future cash flows expected to result from the portable plants and their disposition is less than the carrying value. Therefore we determined the fair value of those portable plants was $3.4 million less than the carrying value at June 30, 2012.

Income (loss) from Operations. We recognized loss from operations of approximately $13.3 million for the year ended June 30, 2012, as compared to income from operations of approximately $9 million for the year ended June 30, 2011, a decrease of approximately $22.3 million. Such decrease in income from operations was primarily due to an increase of $15.1 million in provision of doubtful accounts, an increase of $6.8 million in selling, general and administrative expenses, a $3.4 million impairment charge related to our portable plants, and a decrease in income from operation of our manufacturing service and technical services business.

Income from operations of our concrete sales business for the year ended June 30, 2012, was approximately $25.9 million, an increase of 75% from income from operations of this segment of $14.8 million for the year ended June 30, 2011. The $11.1 million increase was primarily due to the higher demand in policy housing, higher prices for our concrete products in Beijing as compared to the prior fiscal year, and a 25% average price increase in the second fiscal quarter of our 2011 fiscal year.

Loss from operations of our manufacturing services business for the year ended June 30, 2012, was approximately $2.7 million, compared to income from operations of this segment of approximately $ 7.4 million for the year ended June 30, 2011. The $10.1 million decrease was primarily due to $6.7 million decrease in gross profit and a $3.4 million impairment charge related to our portable plants during the year ended June 30, 2012.

No profit or loss was generated through our technical consulting services during the year ended June 30, 2012, since the service term expiration of two technically serviced contract plants in Datong, Shaanxi and one technically serviced contract plant in Mianyang, Sichuan. Income from operations of this segment was approximately $ 2.6 million for the year ended June 30, 2011.

Corporate recorded depreciation of approximately $0.4 million in the year ended June 30, 2012, an increase of 0.2 million from the depreciation of approximately $0.2 million recorded in the year ended June 30, 2011, primarily due to an increase of fixed assets used in our general corporate operations. Corporate recorded segment loss of approximately $36.5 million in the year ended June 30, 2012, compared to recorded segment loss of approximately $15.7 million in the year ended June 30, 2011. The $20.8 million increase in segment loss was primarily due to a $15.1 million increase in provision for doubtful accounts and $5.7 million increase in general and administrative expenses during the year ended June 30, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $6.9 million for year ended June 30, 2012, as compared to net other income of approximately $9.5 million for the year ended June 30, 2011, a decrease in other income of approximately $2.6 million, or 27%. The decrease in net other income was primarily due to a $0.6 million increase in loss realized from disposal of fixed assets, and a decrease in change in fair value of warrants liability to a positive adjustment of $0.4 million during the year ended June 30, 2012, as compared to a positive adjustment of $1.9 million during the year ended June 30, 2011. We also recognized other subsidy income of approximately $8.7 million for the year ended June 30, 2012, as compared to $8.1 million for the year ended June 30, 2011, an increase of $0.6 million, or 8%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company has applied for VAT tax exemption extension and recently received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $1.6 million for the year ended June 30, 2012, as compared to $0.7 million for the year ended June 30, 2011, an increase of $0.9 million related to short-term loans. The Company also had interest income of $0.4 million for the year ended June 30, 2012, as compared to $0.6 million in the year ended June 30, 2011, a decrease of $0.2 million related to short term investments decreased.

Provision (benefit) for Income Taxes. Benefit for income taxes amounted to approximately $0.1 million for the year ended June 30, 2012 as compared to $1.5 million provision for income taxes for the years ended June 30, 2011. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction through June 12, 2012, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any. The Company is currently applying for the extension of 15% income tax rate for the periods after June 12, 2012.

Net Income (loss) available to Common shareholders. We recognized net loss of approximately $6.2 million for the year ended June 30, 2012, as compared to net income of approximately $17.1 million for the year ended June 30, 2011, a decrease of $23.3 million. Such decrease in net income was primarily due to an increase in provision of doubtful accounts, impairment charge of long-lived assets, research and development expenses, consulting service associated with the going private transaction and selling, general, and administrative expense from an increase in our labor base and scale of operations, offset by higher prices, growth of our client base, and increase in our plant production capacity across our Beijing concrete plant network.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $2.4 million and restricted cash of approximately $6.5 million. As of June 30, 2012, subsidiaries outside the U.S. held, in the aggregate, cash and cash equivalents of approximately $2.3 million, restricted cash of approximately $6.5 million, which represented 98.9% of our cash. Our BVI subsidiary holds a negligible amount of cash. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by your foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of June 30, 2012, we had working capital of approximately $52 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the year ending June 30, 2013.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the years ended
	June 30,
	2012	2011
Net cash used in operating activities	$(9,840,320)	$(2,700,701)
Net cash provided by (used in) investing activities	12,996,966	(13,270,477)
Net cash (used in) provided by financing activities	(2,363,183)	14,117,366
Effect of foreign currency translation on cash and cash equivalents	5,752	163,691
Net increase (decrease) in cash and cash equivalents	$799,215	$(1,690,121)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $9.8 million for the year ended June 30, 2012, as compared to net cash used in operating activities of approximately $2.7 million for the year ended June 30, 2011. The increase in net cash used in operating activities was primarily due to a $8.7 million decrease in accounts payable for payment to trade vendor from $23.5 million for the year ended June 30, 2011 to $14.8 million for the year ended June 30, 2012, which were offset by a $7.3 million increase in accounts receivable from collection from customers from $52.8 million for the year ended June 30, 2011, to $45.5 million and a $1.7 million increase in collection of other accounts receivable.

One factor that impacted our net cash used in operating activities was slower collection of accounts receivable and other receivables on account of the tightening of monetary policy from October of 2010 by the Chinese government due to its concern over inflation, which affected the real estate and construction industries adversely. Since some of our customers appeared to have the problems of declining business and shortage in cash, our days sales outstanding lengthened to 245 days in the year ended June 30, 2012, compared to 160 days in the year ended June 30, 2011, and accordingly, our accounts receivable turnover ratio was 1.49 in the year ended June 30, 2012, compared to 2.28 in the year ended June 30, 2011.

Other factors that affected our net cash used in operating activities included: (i) a $1.3 million increase in inventory during the year ended June 30, 2012 due to a lower inventory turnover and (ii) a $4.4 million increase in prepayment, from $2.1 million in the year ended June 30, 2011 to $6.4 million in the year ended June 30, 2012, because the Company prepaid suppliers of crucial raw materials in order to guarantee the supply of these materials, and a $0.3 million increase in long-term prepayment (from $1.9 million in the year ended June 30, 2011, to $1.6 million in the year ended June 30, 2012). In addition, customer deposits increased $0.7 million; accrued liabilities decreased $0.4 million, other payable increased $3.8 million, and taxes payable increased $1.2 million mainly due to deferred tax assets related to allowance of doubtful accounts and impairment loss.

We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $13 million for the year ended June 30, 2012, as compared to approximately $13 million net cash used in investing activities for the year ended June 30, 2011. The increase in cash provided by investing activities was mainly due to the fact that we received proceeds of approximately $12.4 million from the redemption of an investment in a financial investment guaranty company which was invested by the Company during the fiscal year ended June 30, 2011.

Financing Activities. Net cash used in financing activities totaled approximately $2.4 million for the year ended June 30, 2012, as compared to net cash provided by financing activities of approximately $14.1 million during the year ended June 30, 2011. The $2.4 million net cash used in financing activities for the year ended June 30, 2012, was due to a loan repayment of $28.1 million and a $5.5 million increase in restricted cash which was offset by $31.2 million of proceeds from a short-term loan. The $14.1 million net cash provided by financing activities for the year ended June 30, 2011, was due to the proceeds from a short-term loan of $15 million and which was offset by a $0.8 million increase in restricted cash and $0.1 million in loan repayments and rent payment to shareholders.

Cash. As of June 30, 2012, we had cash of approximately $2.4 million as compared to approximately $1.6 million as of June 30, 2011. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of $19 million outstanding on loans and credit facilities as of June 30, 2012. The loans consisted of the following:

	June 30,	June 30,
	2012	2011

Loan from Huaxia Bank, interest rate of 6.94% per annum, repaid in full on February 9, 2012.	$-	$2,320,500
Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,376,000 due October 27,2012 and $2,376,000 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,752,000	9,282,000
Loan from Construction bank, interest rate of 6.89% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,544,000	-
Loan from Citibank, interest rate of 8.81% per annum, $1,188,000 due September 25, 2012 and interest rate of 8.12%, $1,188,000 due December 11, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,376,000	2,320,500
Loan from Merchant Bank, interest rate of 7.54% per annum, due October 24, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,584,000	1,547,000
Loan from ANZ bank, interest rate of 7.61% per annum, $1,584,000 due September 12, 2012, $1,584,000 due September 20, 2012, guaranteed by Beijing Xinhang Construction Group.	3,168,000	-
Loan from HSBC, interest rate of 7.61% per annum, due October 6, 2012, guaranteed by Mr. Han XianFu and Mr. He Weili.	1,584,000	-
	$19,008,000	$15,470,000

The Company paid off the loan from ANZ bank in full when due.

Total interest expense on short-term loans for the years ended June 30, 2012 and 2011 amounted to $1,307,354 and $703,837, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2012:

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Loan obligations	$19,008,000	$19,008,000	$-	$-	$-
Operating lease obligations	4,732,939	1,010,717	1,327,168	834,271	1,560,783
Total	$23,740,939	$20,018,717	$1,327,168	$834,271	$1,560,783

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao. All significant inter-company transactions and balances have been eliminated in consolidation. China ACM, its subsidiaries and Xin Ao, together are referred to as the Company. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao are then consolidated with China ACM’s financial statements.

Our management’s discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts receivable. During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company increased its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the year ended June 30, 2012.

Impairment review for long-lived assets. We classify our long-lived assets into: (i) plant and machinery; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements. The classification is based on the Company’s accounting policy which is set by management. For example, Machinery and equipment is broken down into categories such as plant and machinery, transportation equipment, and office and equipment.

We conduct our review of the long-lived assets held and used by us in accordance with ASC 36-10-35. Whenever events or changes in circumstances (such as technological or other industry changes) indicate that the carrying value of the assets groups may not be recoverable, we will perform a two-step approach to estimate the fair value of our assets groups by first preparing the undiscounted cash flow analyses to obtain such value. If the undiscounted cash value is greater than the carrying value of the assets groups, no impairment is recognized. If the undiscounted cash flows value is less than our carrying costs of our assets groups, then we will perform step 2 by obtaining the fair value by using the discounted cash flows. Impairment is recognized to the extent that the carrying value of the assets groups exceeds its fair value which was determined through the discounted cash flows method.

We must make various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. We use set criteria that are reviewed and approved by various levels of management, and estimate the fair value of our asset groups. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for the underlying assets at such time. Any such resulting impairment charges could be material to our results of operations.

We recognized impairment charges of $3,380,952 and $0 for the year ended June 30, 2012 and 2011, respectively. These charges were related to the impairment of the portable plants used in the manufacturing segment. The loss was determined using Level 3 inputs.

Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

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

Value added tax. Enterprises or individuals, who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT Tax Exemption through June 2013.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately $19 million as of June 30, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2012 and 2011 begins on page F-1 of this Report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2012. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2012, the internal control over financial reporting was not effective.

In an effort to remedy this material weakness in the future, we intend to do the following:

  Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

  Design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

  Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

  Hire an individual that possesses the requisite U.S. GAAP experience and education.

Despite the material weakness reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(c) Changes in internal control over financial reporting

During year ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On September 24, 2012, Mr. Yanwei He resigned as our Interim Chief Financial Officer for personal reasons; however, he will remain the Finance Controller with the Company. Also on September 24, 2012, the Company appointed Mr. Weile He, the Company’s Chief Operating Officer, as Interim Chief Financial Officer, effective immediately upon the effectiveness of Mr. Yanwei He’s resignation.

Mr. Weile He became our Vice-Chairman and Chief Operating Officer on April 29, 2008, and became our Interim Chief Financial Officer on September 21, 2012. From August 2007 to present, Mr. He has worked as vice chairman of the board of directors of Xin Ao. His primary responsibility is large client development. From January 2003 to August 2007, Mr. He worked as chairman of the board of directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as a vice chairman of the Beijing Concrete Associations. His primary functions include market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C. Mr. He has not held any other public company directorships during the past five years.

At present, Mr. Weile He has not entered into an amendment to his current employment agreement with the Company or come to any arrangement regarding his service as Interim Chief Financial Officer.

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

Name	Age	Position with the Company
Xianfu Han	52	Chairman, Chief Executive Officer and Director
Weili He	54	Chief Operating Officer, Interim Chief Financial Officer, Vice Chairman and Director
Tao Jin	44	Director
Xinyong Gao	39	Director
Ken Ren	36	Director

Name	Position with the Company and Principal Occupations

Xianfu Han	Mr. Han became our Chairman and Chief Executive Officer on April 29, 2008. From January 2003 to the present, Mr. Han has served as chairman of the board of directors of the Company’s subsidiary Beijing Xin Ao Concrete Group, or Xin Ao. His main responsibilities include daily board leadership and strategy initiatives. Since November 2002, Mr. Han has been chairman at Beijing Tsinghua University Management School’s Weilun Club. His responsibilities involve daily management work. From January 2001 to March 2007, Mr. Han acted as executive vice chairman of the Beijing Concrete Association. His primary functions involved public relations and communication with various governmental agencies. Mr. Han is a senior engineer with over 25 years of management experience in the building material industry. He contributed to the draft of the "Local Standard of Mineral Admixtures" regulations and was responsible for the "Research and Application of Green High Performance Concrete" published by the Ministry of Construction. Mr. Han has not held any other public company directorships during the past five years.

Mr. Han graduated in 1995 from the Tsinghua University executive MBA program. Mr. Han received his Bachelor degree in engineering management in 1992 from Northern China University of Technology.

Weili He	Mr. He became our Vice-Chairman and Chief Operating Officer on April 29, 2008, and became our Interim Chief Financial Officer on September 21, 2012. From August 2007 to present, Mr. He has worked as vice chairman of the board of directors of Xin Ao. His primary responsibility is large client development. From January 2003 to August 2007, Mr. He worked as chairman of the board of directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as a vice chairman of the Beijing Concrete Associations. His primary functions include market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C. Mr. He has not held any other public company directorships during the past five years.

Tao Jin	Mr. Jin became a member of our Board of Directors on May 4, 2011. Mr. Jin is Senior Partner with the Chinese law firm of Jincheng TongDa & Neal, based in Beijing, where he specializes in M&A, foreign investments in China and capital market transactions. Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of M&A and capital markets transactions. Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on M&A transactions. His clients included major multinational corporations, investment banks, PRC corporations and private equity funds. Mr. Jin joined JP Morgan’s legal department in 2002 as head legal counsel for M&A and capital market transactions in China. Immediately prior to joining Jincheng TongDa, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin has not held any other public company directorships during the past five years. Mr. Jin received his B.S. from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin. Mr. Jin is admitted to the New York bar.

Mr. Jin serves as Chairman of our Compensation Committee and as a member of our Audit Committee and Nominating and Governance Committee.

Xinyong Gao	Mr. Gao is currently the Operations Director of Capital Holding (International) Limited, Beijing Capital Development Holding Group Co., Ltd., a real estate development company based in China, a position he has held since September 2011. From July 1994 to September 2011, Mr. Gao served in various capacities, most recently the Deputy General Manager, International Engineering Contracting Dept., with Beijing Urban Construction Group Co. Ltd., a China-based construction company which built 41 structures for the 2008 Beijing Olympics. Mr. Gao received his B.A. from Shandong Normal University and his M.B.A. from the Open University of Hong Kong.

Mr. Gao serves as Chairman of the Company’s Nominating and Governance Committee and as a member of our Audit Committee and Compensation Committee.

Ken Ren	Mr. Ren is currently the chief financial officer of China Green Agriculture Inc., a position he has held since 2010. Previously, Mr. Ren served as a capital market analyst for the Federal Home Loan Bank of Des Moines, where he analyzed, priced, and assisted in trading investments and issuing debt, conducted hedges and performed analytical work for the bank’s $20 billion investment portfolio of mortgage whole loan and mortgage backed securities. Before this, Mr. Ren served as a senior investment associate at an asset management subsidiary of Wells Fargo, which provides money management services to institutional clients. Earlier, Mr. Ren worked at Residential Capital LLC, a subsidiary of Ally Financial, where he was responsible for risk analytics and reporting in managing its credit residual portfolio. Mr. Ren received Ph.D. in operations research in 2006, and M.S. in computational finance in 2004, both from Purdue University, West Lafayette.

Mr. Ren serves as Chairman of the Company’s Audit Committee and as a member of our Compensation Committee and Nominating and Governance Committee.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members as identified above. We established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of these committees are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which may be obtained, without charge, by contacting the Corporate Secretary, China Advanced Construction Materials Group, Inc., Yingu Plaza, 9 Beisihuanxi Road, Suite 1708, Haidian District, Beijing 100080 PRC or through our website at www.China-ACM.com.

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board of Directors considered, among other matters, the size of the company as well as Mr. Han’s experience and tenure of having been Chairman and Chief Executive Officer since 2008, and felt that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans. We have not appointed a lead independent director to our Board of Directors.

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

Independent Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Mr. Jin, Mr. Ren and Mr. Gao.

Audit Committee

Our audit committee consists of Mr. Ren, Mr. Jin and Mr. Gao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Ren serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

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

  discussing the annual audited financial statements and quarterly reviewed financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

  meeting separately and periodically with management and our internal and independent auditors; and

  reporting to the full board of directors; and

  such other matters that are specifically delegated to our audit committee by our board of directors from time to time.

Compensation Committee

Our compensation committee consists of Mr. Ren, Mr. Jin and Mr. Gao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;

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

The compensation committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the compensation committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms’ fees and other retention terms. The compensation committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the compensation committee. The compensation committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the compensation committee, though the authority to act on such recommendations rests solely with the compensation committee.

Governance and Nominating Committee

Our governance and nominating committee consists of Mr. Ren, Mr. Jin and Mr. Gao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The governance and nominating committee is responsible for, among other things:

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

Weili He. Mr. He has extensive experience in the concrete and construction industry, and has specific expertise in strategic planning and plant management and operation.

Tao Jin. Mr. Jin brings to the Board extensive legal and transactional capital markets experience and has worked extensively with both U.S. and PRC based companies, and has a high level of both legal and financial literacy and sophistication.

Xinyong Gao. Mr. Gao brings to the Board extensive experience in the construction industry, both within China and internationally, and years of service in various senior management positions.

Ken Ren. Mr. Ren brings to the Board extensive experience in finance and banking and has a high level of financial literacy and sophistication.

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2012 and 2011.

Name and	Year	Salary	Bonus ($)	Stock	Option	Non-Equity	Non-	All Other	Total
Principal	Ended	($)		Awards	Awards	Incentive Plan	Qualified	Compensation	($)
Position	June 30			($)	($)	Compensation	Deferred	($)
						Earnings	Compensation
						($)	Earnings
							($)

Xianfu Han	2012	140,000	-	- -	-	-	-	-	140.000
Chairman and CEO
	2011	140,000	-	- -	-	-	-	-	140,000

Weili He,	2012	109,169	-	- -	-	-	-	-	109,169
Vice Chairman and COO
	2011	109,169	-	- -	-	-	-	-	109,169

Jeremy Goodwin	2012	112,000	-	- 2,088	-	-	-	-	114,088
Former President & CFO
	2011	180,000	-	- 123,912	-	-	-	-	303,912

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

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Jeremy Goodwin(1)	$112,000	$2,088	-	$114,088
Jing Liu(2)	$75,612	$37,254	-	$112,866
Tao Jin	$136,613	$28,719	-	$165,332
Yang Wang(3)	$75,612	$21,770	-	$97,382
Xinyong Gao	$4,486	$907	-	$5,393
Ken Ren	$4,486	$907	-	$5,393

__________
(1) Mr. Goodwin resigned as a director of the Company on August 29, 2011.
(2) Miss Liu resigned as a director of the Company on June 9, 2012.
(3) Ms. Wang resigned as a director of the Company on June 9, 2012.

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

On June 12, 2012, we entered into a director agreement with Xinyong Gao pursuant to which he will receive, annually, a fee of $25,000 in cash and 10,000 restricted shares of the Company’s common stock, which shall vest in four equal quarterly installments.

On June 12, 2012, we entered into a director agreement with Ken Ren pursuant to which he will receive, annually, a fee of $25,000 in cash and 10,000 restricted shares of the Company’s common stock, which shall vest in four equal quarterly installments.

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

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Common Stock of the Company to file with the SEC and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of the copies of such forms received by the Company, we believe that with respect to the year ended June 30, 2012, each of the Company’s directors, officers and more than ten-percent stockholders timely filed all such required forms.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO	5,785,750	32.43%
Weile He (4)	Vice Chairman, COO and Interim CFO	3,023,833	16.95%
Sean Wang	Director	10,000	*
Ken Ren	Director	-	*
Tao Jin	Director	2,500	*
Xinyong Gao	Director	-	*
All officers and directors as a group (7 persons named above)		8,822,333	49.45%

5% Security Holders
Xianfu Han (3)	Chairman and CEO	5,785,750	32.43%
Weile He (4)	Vice Chairman and COO	3,023,833	16.95%

*Less than 1%

(1)	As of the close of business on September 25, 2012, there were 17,839,464 shares of our common stock outstanding.

(2)

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on September 25, 2012 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 25, 2012, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)

On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 3,500,000 shares of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 3,500,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 3,500,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(4)

On June 11, 2008, Mr. He entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 2,000,000 shares of the Company’s common stock owned by Mr. He were placed into escrow, with AST appointed as the escrow agent. The 2,000,000 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. He if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. He maintains voting power over all 2,000,000 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

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

Mr. He Weili, the Company’s Chief Operating Officer, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For years ended June 30, 2012 and 2011, the Company recorded rent expense to the shareholder in the amount of approximately $93,000 for fiscal 2012 and $176,000 for fiscal 2011. As of June 30, 2012 and 2011, approximately $53,000 and $40,000, respectively, remained unpaid.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We are in the process of finalizing a written related-person transactions policy that sets forth our policies and procedures regarding identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, we expect that where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. The presentation will be expected to include a description of, among other things, the material facts, and the direct and indirect interests the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

  the risks, costs and benefits to us;
  the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  the terms of the transaction;
  the availability of other sources for comparable services or products; and
  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and for fiscal year ended June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2012	June 30, 2011
Audit Fees	$209,750	$182,000
Audit related fees	-	-
Tax fees	-	13,000
All Other Fees	-	-
Total	$209,750	$195,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011).
3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware on February 13, 2007, as amended to date.		Exhibits 3.1 and 3.1a to the Registrant’s Registration Statement on Form SB-2 filed on March 26, 2007.
3.2	Amended and Restated Bylaws of the registrant.		Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on March 26, 2007.
4.1	Certificate of Designation for Series A Convertible Preferred Stock		Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
4.2	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.1	Employment Agreement with Xiangsheng Xu		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.2	Employment Agreement with Weili He		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.3	Employment Agreement with Xianfu Han		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.4	Employment Agreement with Alex Yao		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008.
10.5	Subscription Escrow Agreement between the		Exhibit 10.1 to the Registrant’s Current Report on
	Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Form 8-K filed on June 13, 2008.
10.6	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.8	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.9	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.10	2009 Equity Incentive Plan		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.
10.11	Form of Subscription Agreement with Chinese Investors		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2009.
10.12	Director Agreement, dated August 15, 2009, between the Company and Denis Slavich.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.
10.13	Director Agreement, dated August 15, 2009, between the Company and Sean Wang.		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.
10.14	Director Agreement, dated August 15, 2009, between the Company and Larry Goldman.		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2009.
10.15	Employment Termination Agreement between the Company and Jeremy Goodwin, dated November 14, 2011.		Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.16	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	[X]
31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	[X]
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Advanced Construction Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. China Advanced Construction Materials Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 26, 2012

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND 2011

ASSETS	2012	2011
CURRENT ASSETS:
Cash	$2,409,914	$1,610,699
Restricted cash	6,536,082	928,200
Accounts and notes receivable, net of allowance for doubtful accounts of $24,913,151 and $5,627,049, respectively	109,977,143	84,793,355
Inventories	2,042,156	1,474,728
Investments	-	12,221,300
Other receivables	1,298,942	2,226,803
Prepayments	11,694,758	5,089,935
Deferred tax assets	3,293,051	-
Total current assets	137,252,046	108,345,020

PROPERTY, PLANT AND EQUIPMENT, net	20,622,505	29,279,440
OTHER ASSETS:
Advances on equipment purchases	4,617,360	4,509,505
Prepayments	1,140,498	2,702,409
Deferred tax assets	578,413	-
Total other assets	6,336,271	7,211,914
Total assets	$164,210,822	$144,836,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short term loans, banks	$19,008,000	$15,470,000
Accounts payable	57,171,917	41,320,769
Customer deposits	798,096	391,550
Other payables	4,514,828	488,022
Other payables - shareholders	804,001	790,592
Accrued liabilities	1,712,414	1,921,582
Warrants liability	132,427	-
Taxes payable	1,064,953	747,165
Total current liabilities	85,206,636	61,129,680
OTHER LIABILITIES
Warrants liability	-	618,657
Total liabilities	85,206,636	61,748,337

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,829,464 and 17,794,387 shares issued and outstanding as of June 30, 2012 and June 30, 2011, respectively	17,829	17,795
Additional paid-in capital	35,154,257	34,981,023
Retained earnings	29,010,766	35,240,851
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,572,977	6,600,011
Total shareholders’ equity	79,004,186	83,088,037
Total liabilities and shareholders’ equity	$164,210,822	$144,836,374

The accompanying notes are an integral part of these consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
REVENUE
Sales of concrete	$134,772,498	$109,276,550
Manufacturing services	10,369,387	25,619,062
Technical services	-	3,001,866
Other	889	11,292
Total revenue	145,142,774	137,908,770

COST OF REVENUE
Concrete	107,045,899	93,783,945
Manufacturing services	9,509,245	18,056,445
Technical services	-	423,983
Total cost of revenue	116,555,144	112,264,373

GROSS PROFIT	28,587,630	25,644,397

PROVISION FOR DOUBTFUL ACCOUNTS	22,490,204	7,377,395
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,064,966	8,617,554
RESEARCH AND DEVELOPMENT EXPENSES	2,946,226	608,696
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	3,380,952	-

INCOME (LOSS) FROM OPERATIONS	(13,294,718)	9,040,752

OTHER INCOME (EXPENSE), NET
Other subsidy income	8,718,901	8,083,763
Non-operating expense, net	(1,056,900)	(349,763)
Change in fair value of warrants liability	445,603	1,926,948
Interest income	448,279	591,376
Interest expense	(1,620,562)	(703,837)
TOTAL OTHER INCOME, NET	6,935,321	9,548,487

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,359,397)	18,589,239

PROVISION (BENEFIT) FOR INCOME TAXES	(129,312)	1,523,995
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,230,085)	$17,065,244

COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	(6,230,085)	17,065,244
Foreign currency translation adjustment	1,972,966	3,580,028

COMPREHENSIVE INCOME (LOSS)	$(4,257,119)	$20,645,272

EARNINGS (LOSS) PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,818,474	17,671,648
Diluted	17,818,474	18,142,630

Earnings (Loss) per share:
Basic	$(0.35)	$0.97
Diluted	$(0.35)	$0.94

The accompanying notes are an integral part of these consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock				Additional		Retained earnings				Accumulated
	Number		Par		Paid-in				Statutory		other comprehensive
	of shares		amount		capital		Unrestricted		reserves		income		Total
	17,467,104		17,467		33,720,762		19,912,444		4,511,520		3,019,983		61,182,176
BALANCE, July 1, 2010		$		$		$		$		$		$

Restricted stock issued for compensation and services	262,500		263		885,411						-		885,674
Cashless conversion of warrants into common stock	64,783		65		374,850								374,915
Net income							17,065,244				-		17,065,244
Adjustment to statutory reserve							(1,736,837)		1,736,837		-		-
Foreign currency translation gain	-		-		-		-		-		3,580,028		3,580,028

BALANCE, June 30, 2011	17,794,387		$17,795		$34,981,023		$35,240,851		$6,248,357		$6,600,011		$83,088,037

Restricted stock issued for compensation and services	34,167		34		132,607						-		132,641
Cashless conversion of warrants into common stock	910		-		40,627								40,627
Net loss							(6,230,085)				-		(6,230,085)
Foreign currency translation gain	-		-		-		-		-		1,972,966		1,972,966

BALANCE, June 30, 2012	17,829,464		$17,829		$35,154,257		$29,010,766		$6,248,357		$8,572,977		$79,004,186

The accompanying notes are an integral part of these consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,230,085)	$17,065,244
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	4,386,734	3,898,278
Stock-based compensation expense	132,641	885,674
Deferred tax provision (benefit)	(3,871,464)	131,053
Provision for doubtful accounts	22,490,204	7,377,395
Change in fair value of warrants liability	(445,603)	(1,926,948)
Loss realized from disposal of property, plant, and equipment	968,093	271,529
Impairment loss of long-lived assets	3,380,952	-
Changes in operating assets and liabilities
Accounts and notes receivable	(45,499,782)	(52,826,499)
Inventories	(528,797)	780,312
Other receivables	974,926	(734,177)
Prepayments	(6,442,157)	(2,077,737)
Long term prepayment	1,616,277	1,889,000
Accounts payable	14,769,037	23,464,257
Customer deposits	394,674	(347,174)
Other payables	3,991,849	142,306
Accrued liabilities	(250,285)	187,540
Taxes payable	322,466	(880,754)
Net cash used in operating activities	(9,840,320)	(2,700,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	960,623	753,022
Purchases of property, plant and equipment	(398,257)	(2,142,699)
Investments	12,434,600	(11,880,800)
Net cash provided by (used in) investing activities	12,996,966	(13,270,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	31,247,070	15,025,600
Payments for short term loan	(28,071,740)	(75,560)
Rent payable to shareholder	11,906	16,466
Restricted cash	(5,550,419)	(849,140)
Net cash (used in) provided by financing activities	(2,363,183)	14,117,366

EFFECT OF EXCHANGE RATE CHANGE ON CASH	5,752	163,691

NET INCREASE (DECREASE) IN CASH	799,215	(1,690,121)

CASH, beginning of year	1,610,699	3,300,820
CASH, end of year	$2,409,914	$1,610,699

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cashless conversion of warrants into common stocks	$40,627	$-

The accompanying notes are an integral part of these consolidated financial statements

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied.

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

Management makes ongoing assessment of whether China ACM is the primary beneficiary of Xin Ao and its subsidiaries.Based upon a series of contractual arrangements, The Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the accounts of Xin Ao and its subsidiaries are consolidated with those of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	June 30,
	2012	2011
Current assets	$137,562,780	$107,996,610
Property, plant and equipment	20,614,498	28,576,830
Other noncurrent assets	3,358,098	4,868,209
Total assets	161,535,376	141,441,649

Liabilities	(83,829,907)	(60,206,978)

Intercompany payables*	(8,266,799)	(9,808,542)

Total liabilities	(92,096,706)	(70,015,520)

Net assets	$69,438,670	$71,426,129

* Payables to China - ACMH and BVI-ACMH are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the valuation of share-based payments, deferred income taxes, income tax payable, allowance for doubtful accounts, and the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at June 30, 2012 and 2011 were translated at RMB 6.31 and RMB 6.46 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the years ended June 30, 2012 and 2011 were RMB 6.35 and RMB 6.62 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income.

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

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses qualify as financial instruments, and their carrying amounts are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs (See Note 8). In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets at fair value on a nonrecurring basis when necessary as required by accounting principles generally accepted in the United States. The Company’s Long-lived assets were recorded at fair value on a nonrecurring basis as a result of impairment charges determined using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

The Company recognized impairment charges of $3,380,952 and $0 for the years ended June 30, 2012 and 2011, respectively. These charges were related to the impairment in the portable plants used in the manufacturing segment (See Note 2 – Accounting for long-lived assets).

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

Cash and cash equivalents

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of June 30, 2012 and 2011, the Company had deposits in excess of federally insured limits totaling $1,844,308 and $767,963, respectively.

Restricted cash

Restricted cash represents collateral of $6,346,002 in the form of cash deposits for short term loans and $190,080 in the form of cash deposits relating to sales agreements.

Other receivables

Other receivables primarily include advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refund and other deposits. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. Write offs for the years ended June 30, 2012 and 2011 approximated $0.8 million and $0.4 million, respectively.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. Write offs for the years ended June 30, 2012 and 2011 approximated $2.7 million and $2.3 million, respectively.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the year ended June 30, 2012. The allowance for doubtful accounts was approximately $24.9 million at June 30, 2012, and approximately $5.6 million at June 30, 2011.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2012 and June 30, 2011, the Company determined no reserves for obsolescence were necessary.

Investments

During October, 2010, the Company entered into a one-year investment agreement with a financial investment company, whereby the Company could invest up to approximately RMB 100,000,000 ($12,221,300 at June 30, 2011). The financial investment company would then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed at 7% per annum. The Company’s investment was not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company were not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $12.4 million cash proceeds from the financial investment company during the year ended June 30, 2012.

During November and December 2011, the Company entered into two two-month agreements with another financial investment company for aggregate amount of RMB 41,000,000 (approximately $6.4 million). Under the agreements, RMB 26,000,000 (approximately $4.1 million) investment expired on January 23, 2012 and RMB 15,000,000 (approximately $2.3 million) investment expired on February 1, 2012. The interest rate was 9% per annum. The Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012 and another $2.3 million on February 3, 2012.

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

Accounting for long-lived assets

The Company classifies our long-lived assets into: (i) plant and machinery; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology or other industry changes. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The Company uses set criteria that are reviewed and approved by various levels of management, and estimates the fair value of the asset or asset group by using discounted cash flow analyses. If these estimates or their related assumptions change in the future, it is required to record impairment charges for the underlying assets at such time. Any such resulting impairment charges could be material to our results of operations.

If such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. The sum of the discounted future cash flows expected to result from the long-lived assets and their disposition is less than the carrying value by approximately $3.4 million for the year ended June 30, 2012. The Company recognized approximately $3.4 million and $0 impairment charges relating to the portable plants for the years ended June 30, 2012 and 2011, respectively.

Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the years ended June 30, 2012 and 2011 were $2,946,226 and $608,696, respectively. Advertising costs for the years ended June 30, 2012 and 2011 were $226,477 and $252,422, respectively. Repair and maintenance costs for the years ended June 30, 2012 and 2011 were $1,165,893 and $1,455,788, respectively.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the US GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share. Diluted loss per share is the same as basic loss per share since the addition of any contingently issuable share would be anti-dilutive.

Comprehensive income

Comprehensive income consists of net income and foreign currency translation adjustments.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current periods’ presentation.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

There have been no new accounting pronouncements during the year ended June 30, 2012, as compared to recently issued accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, that are of significance, or potential significance, to the Company.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2012 and 2011, the Company paid interest in the amount of $1,228,657 and $636,156 respectively. Cash payments for income tax for the years ended June 30, 2012 and 2011 were $3,407,067 and $2,284,063, respectively.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company increased its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rate in domestic construction industry during the year ended June 30, 2012. The allowance for doubtful accounts was approximately $24.9 million at June 30, 2012, and approximately $5.6 million at June 30, 2011.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2012	2011
Accounts receivable, current	$132,355,894	$90,420,404
Notes receivable, current	2,534,400	-
	134,890,294	90,420,404
Less: allowance for doubtful accounts, current	(24,913,151)	(5,627,049)
Total accounts and notes receivable, net	$109,977,143	$84,793,355

Note 5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2012	2011
Plant and machinery	$16,802,708	$21,687,400
Transportation equipment	20,920,148	20,354,203
Office equipment	1,316,273	1,269,255
Buildings and improvements	224,101	344,852

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total	39,263,230	43,655,710
Less: accumulated depreciation	(18,640,725)	(14,376,270)
Plant and equipment, net	$20,622,505	$29,279,440

Depreciation expense for the years ended June 30, 2012 and 2011 amounted to $4,386,734 and $3,898,278, respectively.

Note 6 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 16 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	June 30,	June 30,
	2012	2011
Advances on inventory purchases	$9,858,320	$3,156,185
Rent prepayments	2,976,936	4,636,159
Total prepayments	$12,835,256	$7,792,344
Minus: Current portion of prepayments	(11,694,758)	(5,089,935)
Total long-term prepayments	$1,140,498	$2,702,409

Note 7– Short term loans, banks

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of June 30, 2012 and 2011, the outstanding balances on these loans consisted of the following:

	June 30,	June 30,
	2012	2011

Loan from Huaxia Bank, interest rate of 6.94% per annum, repaid in full on February 9, 2012.	$-	$2,320,500

Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,376,000 due October 27,2012 and $2,376,000 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,752,000	9,282,000

Loan from Construction bank, interest rate of 6.89% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,544,000	-

Loan from Citibank, interest rate of 8.81% per annum, $1,188,000 due September 25, 2012 and interest rate of 8.12%, $1,188,000 due December 11, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,376,000	2,320,500

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan from Merchant Bank, interest rate of 7.54% per annum, due October 24, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,584,000	1,547,000

Loan from ANZ bank, interest rate of 7.61% per annum, $1,584,000 due September 12, 2012, $1,584,000 due September 20, 2012, guaranteed by Beijing Xinhang Construction Group.	3,168,000	-

Loan from HSBC, interest rate of 7.61% per annum, due October 6, 2012, guaranteed by Mr. Han XianFu and Mr. He Weili.	1,584,000	-

	$19,008,000	$15,470,000

The above guarantors are various suppliers to the Company.

The Company paid off the loan from ANZ bank in full when due.

Interest expense on short-term loans for the years ended June 30, 2012 and 2011 amounted to $1,307,354 and $661,168, respectively.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	June 30,	June 30,
	2012	2011
Annual dividend yield	-	-
Expected life (years)	0.95	1.98
Risk-free interest rate	0.20%	0.44%
Expected volatility	49%	75%

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying
Value at
	June 30,	Fair Value Measurement at
	2012	June 30, 2012
		Level 1	Level 2	Level 3

Warrants liability	$132,427	$-	$132,427	$-

Carrying
Value at
	June 30,	Fair Value Measurement at
	2011	June 30, 2011
		Level 1	Level 2	Level 3

Warrants liability	$618,657	$-	$618,657	$-

The following is a reconciliation of the beginning and ending balances:

	2012	2011
Beginning of year	$618,657	$2,920,520
Warrants exercised for the year	(40,627)	(374,915)
Change in fair value for the year	(445,603)	(1,926,948)
End of year	$132,427	$618,657

Note 9– Related party transactions

Other payables – shareholders

Mr. He Weili, a major shareholder, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For the years ended June 30, 2012 and 2011, the Company recorded rent expense to the shareholder approximately $93,000 and $176,000, respectively. As of June 30, 2012 and 2011, approximately $53,000 and $40,000, respectively, remained unpaid, and were included in other payables - shareholders.

The Company’s 32.4% and 17.0% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008 for working capital purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand. Total other payables - shareholders consisted of the following:

	June 30,	June 30,
	2012	2011
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	353,461	340,052
	$804,001	$790,592

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $65,113 for income tax purposes for the year ended June 30, 2012, which excludes $132,640 stock based compensation expenses and gain in fair value of warrant liabilities of $445,603. As of June 30, 2012, net operating loss carry forward for United States income taxes was approximately $1,714,000. The net operating loss carry forwards is available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses in United States companies. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the years ended June 30, 2012 and 2011 were a decrease of approximately $19,000 and $226,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH had no operations since it was incorporated and no income tax incurred; it was dissolved on August 30, 2011.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $40.9 million and $44.5 million as of June 30, 2012 and 2011, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

In accordance with the EIT Law and related regulations, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The regulations define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. The Company continues to monitor changes in the interpretation and/or guidance of this law.

The EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The Company considers permanently reinvested undistributed earnings of Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Income (Loss) before provision for income taxes consisted of:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended
	June 30,
	2012	2011

USA	$(2,118,777)	$(160,085)
China	(3,830,620)	18,749,324
	$(5,949,397)	$18,589,239

Provision (Benefit) for income taxes consisted of:

	For the years ended
	June 30,
	2012	2011
Current provision:
USA	$-	$-
China	3,742,152	1,392,942
Total current provision	3,742,152	1,392,942
Deferred provision (benefit):
USA	-	-
China	(3,871,464)	131,053
Total deferred provision (benefit)	(3,871,464)	131,053
Total provision (benefit) for income taxes	$(129,312)	$1,523,995

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2012	2011
Deferred tax assets - current
Provision for doubtful accounts	3,293,051	-
Total deferred tax assets - current	$3,293,051	$-
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$541,813	$560,660
Impairment loss of long-lived assets	578,413	-
	1,120,226	560,660
Valuation allowance	(541,813)	(560,660)
Total deferred tax assets - non-current	$578,413	$-

The change in valuation allowance for the year ended June 30, 2012 was a decrease of $18,847 which was resulted from a decrease in the net operating losses generated in USA. The change in valuation allowance for the year ended June 30, 2011 was an increase of $225,660 which was resulted from an increase in the net operating losses generated in USA.

Taxes payable consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2012	2011
Income taxes payable	$1,030,952	$701,556
Other taxes payable	34,001	45,609
Total taxes payable	$1,064,953	$747,165

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2012 and 2011:

	2012		2011
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
PRC statutory rates	25%		25%
Preferential tax treatment	(10%	)	(10%	)
Change in valuation allowance	(10%	)	-
Other	(7%	)	(7%	)
Effective income tax rates	(2%	)	8%

(b) Uncertain tax positions

There were no unrecognized tax benefits for the years ended June 30, 2012 and 2011. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2012 and 2011, the Company did not incur any interest and penalties.

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

Following is a summary of the investor warrants activity issued in connection with a private placement which occurred in June 2008:

Weighted Average
		Weighted	Remaining
		Average	Contractual Life
	Number	Exercise Price	(in years)

Outstanding as of July 1, 2010	678,875

Granted		-
Forfeited

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	-
Exercised	(62,500)	2.40
Outstanding as of June 30, 2011	616,375	$2.40	1.94
Granted	-
Forfeited	-
Exercised	(31,250)	2.40
Outstanding as of June 30, 2012	585,125	$2.40	0.95

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant. On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 50,000 options of the Company’s common stock at an exercise price of $2.90 per share. The options vested in equal quarterly installments over the first year of the agreement. As of June 30, 2012, all of the 50,000 options have been fully vested.

In January, 2010, the Company appointed a CFO who was also the President of the Company. In connection with his services, the Company granted 12,500 options which vested on February 23, 2010 with an exercise price of $4.64, 35,000 options which vested on March 5, 2010 with an exercise price of $5.38, 15,000 options which were scheduled to vest on June 30, 2010 contingent upon a performance condition and exercise price of $5.38, and 50,000 options which were scheduled to vest on July 15, 2010 contingent upon a performance condition and exercise price of $5.38. As of June 30, 2011, the 15,000 and 50,000 contingent options were forfeited due to failure to meet the performance condition. On November 14, 2011, the Company entered into an employee termination agreement with the President and CFO. Upon termination of his service, all of his vested 97,500 option were forfeited.

The Company valued the stock options using the CRR binomial model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term (Years)	Volatility	Yield	Interest Rate	Fair Value
Director	5.31	75%	0%	1.41% $	2.90
Former CFO and president	5.50	44%	0%	1.70% $	5.95

The following is a summary of the stock option activity:

		Weighted	Aggregate
		Average	Intrinsic
Stock options	Shares	Exercise Price	Value

Outstanding as of July 1, 2010	97,500	$4.01	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011	97,500	$4.01	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Granted	-	-
Forfeited	(97,500)	4.01
Exercised	-	-	-
Outstanding as of June 30, 2012	-	$-	$-
Exercisable as of June 30, 2012	-	$-	$-

For the years ended June 30, 2012 and 2011, the Company recognized $0 as compensation expense under its stock option plan.

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management, and consultants.

For the years ended June 30, 2012, the Company granted 50,000 restricted shares to five former and current directors for one year of service vesting quarterly from the respective grant date.

During May, 2010, the Company entered into an agreement with a communication consultant and agreed to grant 10,000 restricted shares of common stock on an annual basis with 2,500 restricted shares of common stock vesting quarterly. The service agreement was terminated on December 31, 2011 and the Company agreed to issue 4,167 restricted shares to the consultant for the service provided from June to September 2011. Accordingly, 2,500 shares were issued on October 14, 2011 at a value of $4,125 and 1,667 shares were issued on October 31, 2011 at a value of $3,767.

For the years ended June 30, 2012 and 2011, the Company recognized $132,640 and $885,674 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of June 30, 2012 was approximately $63,000, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of July 1, 2010	62,500	$3.68	$221,250
Granted	250,000	3.71
Vested	(230,000)	3.86
Nonvested as of June 30, 2011	82,500	$3.95	$138,600
Granted	54,167	1.86
Forfeited	(31,639)	4.48
Vested	(65,028)	3.32	127,042
Nonvested as of June 30, 2012	40,000	$1.72	$65,600

Note 12– Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2 million and 2.1 million as of June 30, 2012 and June 30, 2011, respectively.

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

Note 13–Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation for the years ended June 30, 2012 and 2011:

	2012	2011
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$(6,230,085)	$17,065,244
Weighted average shares outstanding-Basic	17,818,474	17,671,648
Earnings (loss) per share-Basic	$(0.35)	$0.97

Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$(6,230,085)	$17,065,244
Weighted average shares outstanding-Basic	17,818,474	17,671,648
Restricted stock	-	15,791
Warrants and options	-	455,191
Weighted shares outstanding-Diluted	17,818,474	18,142,630
Earnings (loss) per share-Diluted	$(0.35)	$0.94

For the year ended June 30, 2012, 585,125 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $605,000 and $421,000 for the years ended June 30, 2012 and 2011, respectively.

Note 15– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013 with annual payments of approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, Mr. He Weili, from July 2010 until the lease was terminated on December 31, 2011, with annual payment of approximately $176,000. The rent is valued at fair value from the main property management. On August 31, 2010, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013 with annual payment of approximately $363,000. In addition, On October 14, 2011, The Company entered a lease agreement to lease office space from a third party, from October 19, 2011 to January 18, 2014 with annual payments of approximately $73,000, the lease was terminated on April 30, 2012. On April 30, 2012, The Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021 with annual payments of approximately $415,000, the lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

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

Total operating lease expenses for the years ended June 30, 2012 and 2011 were $2,758,559 and $2,722,591, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of June 30, 2012, under non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2013	$1,011,000
2014	910,000
2015	417,000
2016	417,000
Thereafter,	1,978,000

Note 16-- Business Segments

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2012:

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$134,772,498	$10,369,387	$-	$889	$-	$145,142,774
Depreciation	(3,725,913)	(286,671)	-	(25)	(374,125)	(4,386,734)
Segment profit (loss) (1)	25,864,750	(2,664,061)	-	877	(36,496,284)	(13,294,718)
Other income (expenses)	8,086,350	632,551	-	-	(611,297)	8,107,604
Interest income	-	-	-	-	448,279	448,279
Interest expenses	-	-	-	-	(1,620,562)	(1,620,562)
Capital expenditure	(369,802)	(28,453)	-	(2)	-	(398,257)
Total assets as of June 30, 2012	$155,859,109	$8,350,707	$-	$1,006	$-	$164,210,822

For the year ended June 30, 2011:

	Sales of	Manufacturing	Technical
	concrete	services	services	Other	Corporate	Total
Net revenue	$109,276,550	$25,619,062	$3,001,866	$11,292	$-	$137,908,770
Depreciation	(1,203,339)	(2,499,074)	(5,485)	(9,934)	(180,446)	(3,898,278)
Segment profit (loss) (1)	14,773,183	7,393,954	2,558,120	11,218	(15,695,723)	9,040,752
Other income (expenses)	6,556,593	1,527,170	-	-	1,577,185	9,660,948
Interest income	-	-	-	-	591,376	591,376
Interest expenses	-	-	-	-	(703,837)	(703,837)
Capital expenditure	(1,697,838)	(398,045)	(46,640)	(176)	-	(2,142,699)
Total assets as of June 30, 2011	$114,759,372	$26,911,329	$3,153,809	$11,864	$-	$144,836,374

(1) Segment loss of corporate reflected general and administrative expenses. General and administrative expenses primarily consisted of bad debt expense; salary, benefits and social insurance payments; rent; stock compensation; director fees, professional and legal fees paid to third parties.

All amounts shown in the Corporate column were incurred on the company headquarter level and did not relate to any of the reportable segments. Therefore, we do not believe it is appropriate to allocate these amounts to the reportable segments.

Note 17–Commitments and contingencies

Legal Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position ,results of operations and cash flows.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2012, the plaintiffs in the Stockholder Actions requested that the case be dismissed and the court approved the dismissal. The Company considers the matter to be concluded.

Merger Agreement and Termination Agreement

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

On July 9, 2012, the Board of Directors of the Company, acting on the unanimous recommendation of the Special Committee of the Board of Directors, determined to terminate the merger agreement based on the determination by all parties that the conditions to consummate the Merger cannot be satisfied, and the Company and the other parties to the Merger Agreement entered into the Termination of Agreement and Merger Agreement to terminate the Merger Agreement. The termination takes effect immediately, and no fees are payable by the Company or the other parties in connection therewith.

Termination of employment

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2012.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han
Prinicipal Executive Officer

By:	/s/ Weili He
Weili He
Interim Principal Financial and
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of	September 26, 2012
Xianfu Han	the Board

/s/Weili He	Vice Chairman, Chief Operating Officer	September 26, 2012
Weili He	and Interim Chief Financial Officer

/s/Tao Jin	Director	September 26, 2012
Tao Jin

/s/Xinyong Gao	Director	September 26, 2012
Xinyong Gao

/s/Ken Ren	Director	September 26, 2012
Ken Ren