Form 10-Q
period 2012-09-30
China Advanced Construction Materials Group, Inc
filed 2012-11-16
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Yes [X]        No [_]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,839,464

EXPLANATORY NOTE

On November 14, 2012, the U.S. Securities and Exchange Commission, or the SEC, published Release No. 68224, which stated that registrants who were directly or indirectly affected by Hurricane Sandy who were required to make certain filings with the SEC between October 29, 2012 and November 20, 2012, would be allowed to make such filings on or before November 21, 2012, and still remain in compliance with SEC regulations. We are relying on the extension of time granted by the SEC in Release No. 68224, in good faith, due to the fact that our independent auditors, Friedman LLP, are located in New York City and were in the process of conducting our September 30, 2012 quarterly review when Hurricane Sandy made landfall. As a result of Hurricane Sandy, Friedman LLP lost power, internet and telephone services within their office for 4 days, and many employees of Friedman LLP were unable to commute to work, and were stranded without power and internet services at their homes for extended periods of time. Accordingly, we required additional time in order to finalize the preparation and review of this Quarterly Report on Form 10-Q.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4.	CONTROLS AND PROCEDURES	36

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1A.	RISK FACTORS	37
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37
ITEM 4.	MINE SAFETY DISCLOSURES	37
ITEM 5.	OTHER INFORMATION	37
ITEM 6.	EXHIBITS	37

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 and JUNE 30, 2012
(UNAUDITED)

	September 30,	June 30,
ASSETS	2012	2012
CURRENT ASSETS:
Cash	$4,163,928	$2,409,914
Restricted cash	8,282,587	6,536,082
Accounts and notes receivable, net of allowance for doubtful accounts of $33,925,282 and $24,913,151, respectively	109,339,446	109,977,143
Inventories	1,152,200	2,042,156
Other receivables and advances	1,219,094	1,298,942
Prepayments	13,183,057	11,694,758
Deferred tax assets	3,293,051	3,293,051
Total current assets	140,633,363	137,252,046

PROPERTY, PLANT AND EQUIPMENT, net	19,013,944	20,622,505
OTHER ASSETS:
Advances on equipment purchases	4,608,615	4,617,360
Prepayments and advances	500,986	1,140,498
Deferred tax assets	578,413	578,413
Total other assets	5,688,014	6,336,271
Total assets	$165,335,321	$164,210,822

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term loans, banks	$18,972,000	$19,008,000
Notes payable	4,743,000	-
Accounts payable	60,804,383	57,171,917
Customer deposits	861,487	798,096
Other payables	2,976,539	4,514,828
Other payables - shareholders	803,901	804,001
Accrued liabilities	1,276,999	1,712,414
Warrants liability	9,330	132,427
Taxes payable	1,410,206	1,064,953
Total current liabilities	91,857,845	85,206,636
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,839,464 and 17,829,464 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	17,839	17,829
Additional paid-in capital	35,172,633	35,154,257
Retained earnings	23,625,943	29,010,766
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,412,704	8,572,977
Total shareholders' equity	73,477,476	79,004,186
Total liabilities and shareholders' equity	$165,335,321	$164,210,822

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended
	September 30,
	2012	2011
REVENUE
Sales of concrete	$28,876,908	$40,085,039
Manufacturing services	1,933,721	4,499,968
Total revenue	30,810,629	44,585,007

COST OF REVENUE
Concrete	21,861,154	30,137,524
Manufacturing services	1,616,527	3,692,937
Total cost of revenue	23,477,681	33,830,461

GROSS PROFIT	7,332,948	10,754,546

PROVISION FOR DOUBTFUL ACCOUNTS	9,341,595	7,001,540
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,189,614	2,408,705
RESEARCH AND DEVELOPMENT EXPENSES	288,880	300,735

INCOME (LOSS) FROM OPERATIONS	(5,487,141)	1,043,566

OTHER INCOME (EXPENSE), NET
Other subsidy income	1,827,526	2,685,390
Non-operating expense, net	(575,735)	(54,205)
Change in fair value of warrants liability	123,097	195,476
Interest income	27,434	222,644
Interest expense	(500,837)	(299,176)
TOTAL OTHER INCOME, NET	901,485	2,750,129

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,585,656)	3,793,695
PROVISION FOR INCOME TAXES	799,167	701,629
NET INCOME (LOSS)	$(5,384,823)	$3,092,066

COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	(5,384,823)	3,092,066
Foreign currency translation adjustment	(160,273)	936,597

COMPREHENSIVE INCOME (LOSS)	$(5,545,096)	$4,028,662

EARNINGS (LOSS) PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,833,703	17,806,072
Diluted	17,833,703	17,828,572

Earnings (Loss) per share:
Basic	$(0.30)	$0.17
Diluted	$(0.30)	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,384,823)	$3,092,066
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	909,044	1,082,560
Stock-based compensation expense	18,386	46,268
Provision for doubtful accounts	9,341,595	7,001,540
Change in fair value of warrants liability	(123,097)	(195,476)
Loss realized from disposal of property, plant, and equipment	344,425	3,989
Changes in operating assets and liabilities
Accounts and notes receivable	(8,912,188)	(21,895,542)
Inventories	886,088	(717,970)
Other receivables	446,235	(171,396)
Prepayments	(1,510,448)	1,154,199
Long term prepayment	637,352	451,864
Accounts payable	3,740,746	13,440,000
Customer deposits	64,903	179,067
Other payables	(1,529,864)	2,175,686
Accrued liabilities	(432,979)	(255,984)
Taxes payable	339,938	422,662
Net cash (used in) provided by operating activities	(1,164,687)	5,813,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	-	6,236
Purchases of property, plant and equipment	(52,813)	(53,240)
Investments	-	7,296,120
Net cash (used in) provided by investing activities	(52,813)	7,249,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	5,928,750	795,090
Payments for short term loan	(5,927,500)	(12,082,250)
Proceeds from bank notes	4,743,000	-
Rent payable to shareholder	-	11,792
Restricted cash	(1,758,884)	(187,080)
Net cash provided by (used in) financing activities	2,985,366	(11,462,448)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(13,852)	20,734

NET INCREASE IN CASH	1,754,014	1,620,935

CASH, beginning of period	2,409,914	1,610,699
CASH, end of period	$4,163,928	$3,231,634

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Uncollected proceeds from disposal of portable plant equipment recorded as other receivables	$368,847	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Note 2 – Summary of significant accounting policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended September 30, 2012, are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012, which was originally filed on September 26, 2012.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied.

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

Management makes ongoing assessments of whether China ACM is the primary beneficiary of Xin Ao and its subsidiaries. Based upon a series of contractual arrangements, the Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that the Company is the primary beneficiary. Accordingly, the accounts of Xin Ao and its subsidiaries are consolidated with those of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	June 30,
	2012	2012
Current assets	$139,848,164	$137,562,780
Property, plant and equipment	19,006,483	20,614,498
Other noncurrent assets	3,292,799	3,358,098
Total assets	162,148,446	161,535,376

Liabilities	(90,790,467)	(83,829,907)

Intercompany payables*	(7,221,358)	(8,266,799)

Total liabilities	(98,011,825)	(92,096,706)

Net assets	$64,136,621	$69,438,670

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

Asset and liability accounts at September 30, 2012 and June 30, 2012, were translated at RMB 6.33 and RMB 6.31 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and cash flows for the three months ended September 30, 2012 and 2011, were RMB 6.33 and RMB 6.41 to $1.00, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of September 30, 2012 and June 30, 2012, the Company had deposits in excess of federally insured limits totaling $3,632,067 and $1,844,308, respectively.

Restricted cash

Restricted cash represents collateral of $8,092,867 in the form of cash deposits for short term loans and $189,720 in the form of cash deposits relating to sales agreements.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs for each of the three months ended September 30, 2012 and 2011.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, the Company changed its estimate of its allowance for doubtful accounts within one year from historical default rate 2% to 5% based on peers’ comparable rates in the domestic construction industry during the year ended June 30, 2012.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30, 2012 and June 30, 2012, the Company determined that no reserves for obsolescence were necessary.

Other receivables

Other receivables primarily include advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refund and other deposits. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. Write offs for the three months ended September 30, 2012 and 2011, approximated $0.3 million and $0, respectively.

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

During November and December 2011, the Company entered into two two-month agreements with another financial investment company. Under the agreements, an RMB 26,000,000 (approximately $4.1 million) investment expired on January 23, 2012, and RMB an 15,000,000 (approximately $2.3 million) investment expired on February 1, 2012. The interest rate was 9% per annum. The Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012, and another $2.3 million on February 3, 2012.

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

The estimated useful lives of assets are as follows:

Useful Life
Transportation equipment	10 years
Machinery and equipment	5-10 years
Office equipment	5-10 years
Buildings and improvements	10-20 years

Accounting for long-lived assets

The Company classifies long-lived assets into: (i) plant and machinery; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. The Company did not recognize any impairment charges for the three months ended September 30, 2012 and 2011.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

United States federal, state and local income tax returns prior to 2010 are not subject to examination by any applicable tax authorities.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended September 30, 2012 and 2011, were $288,880 and $300,735, respectively. Advertising costs for three months ended September 30, 2012 and 2011, were $2,762 and $31,533, respectively. Repair and maintenance costs for three months ended September 30, 2012 and 2011, were $177,666 and $351,410, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current periods’ presentation. The reclassification did not have any impact to the condensed consolidated statements of operations and comprehensive income (loss).

Note 3 – Supplemental disclosure of cash flow information

For the three months ended September 30, 2012 and 2011, the Company paid interest in the amount of $404,873 and $297,869 respectively.

Cash payments for income tax for the three months ended September 30, 2012 and 2011 were $464,198 and $254,607, respectively.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2012	2012
Accounts receivable, current	$142,435,591	$132,355,894
Notes receivable, current	829,137	2,534,400
	143,264,728	134,890,294
Less: allowance for doubtful accounts, current	(33,925,282)	(24,913,151)
Total accounts and notes receivable, net	$109,339,446	$109,977,143

Note 5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2012	2012
Machinery and equipment	$14,565,482	$16,802,708
Transportation equipment	20,888,151	20,920,148
Office equipment	1,321,918	1,316,273
Buildings and improvements	223,677	224,101
Total	36,999,228	39,263,230
Less: Accumulated depreciation	(17,985,284)	(18,640,725)
Plant and equipment, net	$19,013,944	$20,622,505

Depreciation expense for the three months ended September 30, 2012 and 2011, amounted to $909,044 and $1,082,560, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Prepayments and advances

Prepayments and advances are comprised of plant factory rental prepayments the Company made (see Note 16 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	September 30,	June 30,
	2012	2012
Advances on inventory purchases	$11,206,807	$9,858,320
Rent prepayments	2,477,236	2,976,936
Total prepayments	$13,684,043	$12,835,256
Minus: Current portion of prepayments	(13,183,057)	(11,694,758)
Total long-term prepayments	$500,986	$1,140,498

Note 7– Short term loans and Notes payable

Short term loans:

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of September 30, 2012 and June 30, 2012, the outstanding balances on these loans consisted of the following:

	September 30,	June 30,
	2012	2012

Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,371,500 due October 27, 2012, and $2,371,500 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,743,000	4,752,000

Loan from Construction bank, interest rate of 6.89% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,533,500	5,544,000

Loan from Citibank, interest rate of 8.81% per annum, $1,185,750 due October 25, 2012, and interest rate of 8.12%, $1,185,750 due December 7, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,371,500	2,376,000

Loan from Merchant Bank, interest rate of 7.54% per annum, due November 7, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,581,000	1,584,000

Loan from ANZ bank, interest rate of 7.28% per annum, $1,581,000 due October 26, 2012, $1,581,000 due December 19, 2012, $1,581,000 due December 25, 2012, guaranteed by Beijing Xinhang Construction Group.	4,743,000	3,168,000

Loan from HSBC, interest rate of 7.61% per annum, paid off on September 29, 2012.	-	1,584,000

	$18,972,000	$19,008,000

The above guarantors are various suppliers to the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company repaid $2,371,500 of loan from Pudong Development Bank on October 26, 2012, $5,533,500 of loan from Construction bank on October 19, 2012, $1,185,750 of loan from Citibank on November 7, 2012, $1,581,000 of loan from Merchant Bank on November 7, 2012, and $1,581,000 of loan from ANZ Bank on October 26, 2012.

Interest expense on short-term loans for the three months ended September 30, 2012 and 2011, amounted to $405,988 and $290,018, respectively.

Notes payable:

During the three months ended September 30, 2012, bank notes were issued to a third party for deposits of a purchase agreement. The notes amounted to $4,743,000 (30 million RMB) as of September 30, 2012, and is non-interest bearing with expiration date on November 4, 2012.

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

The Company’s warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and are classified as liabilities with all future changes in the fair value of these warrants recognized in earnings until such time as the warrants are exercised or expired.

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	September 30,	June 30,
	2012	2012
Annual dividend yield	-	-
Expected life (years)	0.70	0.95
Risk-free interest rate	0.15%	0.20%
Expected volatility	107%	49%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that is measured at fair value on a recurring basis.

	Carrying Value at	Fair Value Measurement at
September 30,
	2012	September 30, 2012
		Level 1	Level 2	Level 3

Warrants liability	$9,330	$-	$9,330	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value at	Fair Value Measurement at
	June 30, 2012	June 30, 2012
		Level 1	Level 2	Level 3
Warrants liability	$132,427	$-	$132,427	$-

The following is a reconciliation of the beginning and ending balances:

Beginning balance, June 30, 2012	$132,427
Warrants exercised for the three months ended September 30, 2012	-
Change in fair value for the three months ended September 30, 2012	(123,097)

Ending balance, September 30, 2012	$9,330

Note 9– Related party transactions

Other payables – shareholders

Mr. He Weili, our chief operating officer, our interim chief financial officer, and a major shareholder, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For the three months ended September 30, 2012 and 2011, the Company recorded rent expense to the shareholder $0 and $46,090, respectively. As of September 30, 2012 and June 30, 2012, approximately $53,000 remained unpaid, and were included in other payables - shareholders.

The Company’s 32.5% and 17.0% shareholders, Mr. Han Xianfu and Mr. He Weili, respectively, together loaned $750,900 to BVI-ACM on March 12, 2008, for working capital purposes. The loan is non-interest bearing, unsecured, and is payable in cash on demand.

Total other payables - shareholders consisted of the following:

	September 30,	June 30,
	2012	2012
Han Xianfu, shareholder	$471,684	$450,540
He Weili, shareholder	332,217	353,461
	$803,901	$804,001

Note 10– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $0 for income tax purposes for the three months ended September 30, 2012, which excludes $18,385 stock based compensation expenses and gain in fair value of warrant liabilities of $123,097. As of September 30, 2012, net operating loss carry forward for United States income taxes was approximately $1,714,000. The net operating loss carry forwards is available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses in United States companies. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the three months ended September 30, 2012 and 2011, were an increase of approximately $0 and $20,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH had no operations since it was incorporated and no income tax incurred; it was dissolved on August 30, 2011.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $36.5 million and $40.9 million as of September 30, 2012 and June 30, 2012, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. In 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company is currently applying for the extension of 15% income tax rate for the periods after June 12, 2012.

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

Income (Loss) before provision for income taxes consisted of:

	Three Months Ended
	September 30,
	2012	2011

USA	$(401,818)	$(122,934)
China	(4,183,838)	3,916,629
	$(4,585,656)	$3,793,695

Provision for income taxes consisted of:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	September 30,
	2012	2011
Current provision:
USA	$-	$-
China	799,167	701,629
Total current provision	799,167	701,629
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$799,167	$701,629

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2012	2012
Deferred tax assets - current
Provision for doubtful accounts	$4,692,218	$3,293,051
	4,692,218	3,293,051
Valuation allowance	(1,399,167)	-
Total deferred tax assets - current	$3,293,051	$3,293,051
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$541,813	$541,813
Impairment loss of long-lived assets	578,413	578,413
	1,120,226	1,120,226
Valuation allowance	(541,813)	(541,813)
Total deferred tax assets - non-current	$578,413	$578,413

The Company has incurred losses from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide $1,399,167 valuation allowances for the deferred tax assets as of September 30, 2012, since the deferred tax benefits might not be utilized.

Taxes payable consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2012	2012
Income taxes payable	$1,392,413	$1,030,952
Other taxes payable	17,793	34,001
Total taxes payable	$1,410,206	$1,064,953

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2012 and June 30, 2012. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2012 and 2011, the Company did not incur any interest and penalties.

Note 11– Shareholders’ equity

Following is a summary of the investor warrants activity issued in connection with a private placement which occurred in June 2008:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Life
	Number	Price	(in years)
Outstanding as of June 30, 2012	585,125	$2.40	0.95
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2012	585,125	$2.40	0.70

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management, and consultants.

The Company didn’t grant restricted stocks during the three months ended September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Company recognized $18,386 and $46,268 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of September 30, 2012, was approximately $44,000, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Following is a summary of the restricted stock grants:

		Weighted Average
		Grant Date	Aggregate
		Fair Value Per	Intrinsic
Restricted stock grants	Shares	Share	Value

Nonvested as of June 30, 2012	40,000	$1.72	$65,600
Granted	-	-
Forfeited	-	-
Vested	(10,000)	1.72	2,350
Nonvested as of September 30, 2012	30,000	$1.72	$12,600

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2 million as of September 30, 2012 and June 30, 2012.

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

Note 13–Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$(5,384,823)	$3,092,066
Weighted average shares outstanding-Basic	17,833,703	17,806,072
Earnings (loss) per share-Basic	$(0.30)	$0.17

Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$(5,384,823)	$3,092,066

Weighted average shares outstanding-Basic	17,833,703	17,806,072
Restricted stock	-	22,500
Warrants and options	-	0
Weighted shares outstanding-Diluted	17,833,703	17,828,572
Earnings (loss) per share-Diluted	$(0.30)	$0.17

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2012 and 2011, 585,125 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive.

Note 14– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $170,000 for the three months ended September 30, 2012 and 2011.

Note 15– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2013, with annual payments of approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, Mr. He Weili, from July 2010 until the lease was terminated on December 31, 2011, with annual payments totalling approximately $176,000. The rent is valued at fair value from the main property management. On August 31, 2010, the Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with annual payment of approximately $363,000. In addition, On October 14, 2011, the Company entered a lease agreement to lease office space from a third party, from October 19, 2011 to January 18, 2014, with annual payments of approximately $73,000, the lease was terminated on April 30, 2012. On April 30, 2012, The Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $415,000, the lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

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

Total operating lease expenses for the three months ended September 30, 2012 and 2011, were $746,263 and $644,007, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of September 30, 2012, under non-cancelable operating leases with a term of one year or more consist of the following:

For the twelve months ending September 30,	Amount
2013	$1,009,000
2014	903,000
2015	416,000
2016	416,000
2017	416,000
Thereafter	1,107,000

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

For the three months ended September 30, 2012:

	Sales of	Manufacturing
	concrete	services	Other	Corporate	Total
Net revenue	$28,876,908	$1,933,721	$-	$-	$30,810,629
Depreciation	(478,935)	(361,452)	-	(68,657)	(909,044)
Segment profit (loss) (1)	6,388,360	274,663	-	(12,150,164)	(5,487,141)
Other income (expenses)	1,484,949	118,396	-	(228,457)	1,374,888
Interest income	-	-	-	27,434	27,434
Interest expenses	-	-	-	(500,837)	(500,837)
Capital expenditure	(48,655)	-	-	(4,158)	(52,813)
Total assets as of September 30, 2012	$158,339,582	$6,995,739	$-	$-	$165,335,321

For the three months ended September 30, 2011:

	Sales of	Manufacturing
	concrete	services	Other	Corporate	Total
Net revenue	$40,085,039	$4,499,968	$-	$-	$44,585,007
Depreciation	(372,727)	(642,760)		(67,073)	(1,082,560)
Segment profit (loss) (1)	9,689,252	778,038	-	(9,423,724)	1,043,566
Other income (expenses)	2,405,102	280,288		141,271	2,826,661
Interest income	-	-	-	222,644	222,644
Interest expenses	-	-	-	(299,176)	(299,176)
Capital expenditure	(47,866)	(5,374)	-	-	(53,240)
Total assets as of June 30, 2012	$155,859,109	$8,350,707	$ 1,006	$-	$164,210,822

(1) Segment loss of corporate reflected general and administrative expenses. General and administrative expenses primarily consisted of bad debt expense; salary, benefits and social insurance payments; rent; stock compensation; director fees, professional and legal fees paid to third parties.

All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate to any of the reportable segments. Therefore, we do not believe it is appropriate to allocate these amounts were not allocated to the reportable segments.

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

Following is the summary of current litigation:

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

Merger Agreement and Termination Agreement

On October 24, 2011, the Company announced that it has entered into a definitive agreement and plan of merger with Novel Gain Holdings Limited, a British Virgin Islands company ("Novel Gain"), CACMG Acquisition, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Novel Gain ("Merger Sub"), Mr. Xianfu Han and Mr. Weili He, pursuant to which Merger Sub would merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Novel Gain.

Under the terms of the merger agreement, each share of the Company Common Stock issued and outstanding immediately prior to the effective time of the merger would be converted into the right to receive $2.65 in cash without interest, except for (i) shares in respect of which appraisal rights have been properly exercised under Delaware law, and (ii) shares owned by Novel Gain and Merger Sub (including shares to be contributed to Novel Gain by Messrs. Han and He (the "Rollover Investors") pursuant to a rollover agreement between Novel Gain and the Rollover Investors immediately prior to the effective time of the merger), which shares would be cancelled without the Rollover Investors receiving any consideration.

On July 9, 2012, the Board of Directors of the Company, acting on the unanimous recommendation of the Special Committee of the Board of Directors, decided to terminate the merger agreement based on the determination by all parties that the conditions to consummate the Merger cannot be satisfied, and the Company and the other parties to the Merger Agreement entered into a Termination of Agreement to terminate the Merger Agreement. The termination took effect immediately, and no fees are payable by the Company or the other parties in connection therewith.

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

During the quarter ended September 30, 2012, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (three as of September 30, 2012) and our portable plants (fourteen as of September 30, 2012) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one is located in Mianyang, Sichuan.

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

Going-Private Transaction

On October 24, 2011, the Company announced that it had entered into a definitive agreement and plan of merger with Novel Gain Holdings Limited, a British Virgin Islands company ("Novel Gain"), CACMG Acquisition, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Novel Gain ("Merger Sub"), Mr. Xianfu Han and Mr. Weili He, pursuant to which Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Novel Gain.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the quarter ended September 30, 2012, five customers accounted for approximately 20.3% of the Company’s sales and 5.5% of the Company’s account receivables as of September 30, 2012. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

  Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers, and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology, which assist us with our research and development activities. During our 5 year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. One payment of approximately $2.3 million to Dongfang Jianyu Institute of Concrete Science and Technology was paid under the agreement.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended September 30, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into four principal segments: selling concrete, manufacturing concrete and others, which include mixer rental, sales of materials and marketing cooperation. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended September 30, 2012:

	Sales of	Manufacturing
	concrete	services	Other	Corporate	Total
Net revenue	$28,876,908	$1,933,721	$-	$-	$30,810,629
Depreciation	(478,935)	(361,452)	-	(68,657)	(909,044)
Segment profit (loss) (1)	6,388,360	274,663	-	(12,150,164)	(5,487,141)
Other income (expenses)	1,484,949	118,396	-	(228,457)	1,374,888
Interest income	-	-	-	27,434	27,434
Interest expenses	-	-	-	(500,837)	(500,837)
Capital expenditure	(48,655)	-	-	(4,158)	(52,813)
Total assets as of September 30, 2012	$158,339,582	$6,995,739	$-	$-	$165,335,321

For the three months ended September 30, 2011:

	Sales of	Manufacturing
	concrete	services	Other	Corporate	Total
Net revenue	$40,085,039	$4,499,968	$-	$-	$44,585,007
Depreciation	(372,727)	(642,760)		(67,073)	(1,082,560)
Segment profit (loss) (1)	9,689,252	778,038	-	(9,423,724)	1,043,566
Other income (expenses)	2,405,102	280,288		141,271	2,826,661
Interest income	-	-	-	222,644	222,644
Interest expenses	-	-	-	(299,176)	(299,176)
Capital expenditure	(47,866)	(5,374)	-	-	(53,240)
Total assets as of June 30, 2012	$155,859,109	$8,350,707	$ 1,006	$-	$164,210,822

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table sets forth key components of our results of operations for the three months ended September 30, 2012 and 2011, in US dollars:

	Three Months Ended
	September 30,
	2012	2011
				Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)

Total revenue	$30,810,629	$44,585,007	$(13,774,378)	(31	) %
Total cost of revenue	23,477,681	33,830,461	(10,352,780)	(31	) %
Gross profit	7,332,948	10,754,546	(3,421,598)	(32	) %
Provision for doubtful accounts	9,341,595	7,001,540	2,340,055	33%
Selling, general and administrative expenses	3,189,614	2,408,705	780,909	32%
Research and development expenses	288,880	300,735	(11,855)	(4	) %
Other income, net	901,485	2,750,129	(1,848,644)	(67	) %
Income (Loss) before provision for income taxes	(4,585,656)	3,793,695	(8,379,351)	(221	) %
Income taxes provision	799,167	701,629	97,538	14%
Net income (loss) available to Common shareholders	$(5,384,823)	$3,092,066	$(8,476,889)	(274	) %

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products, manufacturing services and technical consulting services. For the three months ended September 30, 2012, we generated total revenue of approximately $30.8 million compared to approximately $44.6 million during the three months ended September 30, 2011, a decrease of approximately $13.8 million, or 31%. Such decrease is due to our sales generated from the concrete division for the three months ended September 30, 2012, which was approximately $28.9 million, a decrease of approximately $11.2 million, or 28%, compared to the three months ended September 30, 2011. The decrease in revenues attributable to concrete sales was principally due to the slowing down of the housing market and overall economic growth. The PRC government continues to impose restrictions on the purchase of residential apartments in order to contain housing prices in China. In addition, China’s economic growth has been decelerating for seven quarters in a row, down to 7.4% in the third quarter of 2012, the slowest growth rate in recent years. These factors have had an adverse effect on the construction industry in China.

During the three months ended September 30, 2012, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Liaoning Province, and Anhui Province. These seven projects contributed approximately $1.9 million to our total revenue for the three months ended September 30, 2012, a decrease of approximately $2.6 million, or 57%, compared to the three months ended September 30, 2011. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of certain of our portable plants during the three months ended September 30, 2012, in light of an increase in audit inspections at high speed rail construction sites around China due recent heightened public scrutiny of railway safety in China. For these railway projects, the general contractors generally supplied their own raw materials while we provided manufacturing and transportation services.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $23.5 million for the three months ended September 30, 2012, as compared to approximately $33.8 million for the three months ended September 30, 2011, a decrease of approximately $10.3 million, or 31%. The decrease of cost of revenue was due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production of our manufacturing services compared to the three months ended September 30, 2011.

The cost of revenue on concrete decreased approximately $8.3 million, or 27%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Such decrease was due to a decrease in our concrete production, leading to a smaller base of raw material purchases with lower overall volume of traditional concrete sales. Cost of revenue with respect to our manufacturing services decreased approximately $2.1 million, or 56%, during the three months ended September 30, 2012, as compared to the same period during the three months ended September 30, 2011. The decrease in our cost of sales was due to decreased revenue from our manufacturing services.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $7.3 million for the three months ended September 30, 2012, as compared to approximately $10.8 million for the three months ended September 30, 2011. Our gross profit for sale of concrete was approximately $7 million, or 24% of revenue, for the three months ended September 30, 2012, compared to approximately $9.9 million, or 25% of revenue for the three months ended September 30, 2011, a decrease of approximately $3 million. The lower gross profit for concrete sales for the three months ended September 30, 2012, compared with the three months ended September 30, 2011, reflects lower demand and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Our gross profit with respect to our manufacturing services was approximately $0.3 million, or 16%, for the three months ended September 30, 2012, a decrease of $0.5 million from $0.8 million during the three months ended September 30, 2011. Such decrease was principally due to the suspension of operations of certain of our portable plants for three months ended September 30, 2012. The primary reasons for the margin increase compared to the same period last year were the higher production rates at plants and a decrease in costs of transportation.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $9.3 million for the three months ended September 30, 2012, an increase of approximately $2.3 million, compared to approximately $7.0 million for three months ended September 30, 2011. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider historical experience, economy, trends in the construction industry, the expected collectability of amount receivable that are past due, and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The accrual ratio is 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After the Minster of MOR was arrested for corruption charges, the MOR conducted payment chain audits, and was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, due to concern over inflation, the Chinese government began to tighten its monetary policy between October 2010 and the present, which has adversely affected the real estate and construction industries. In addition, some of our customers have had problems with declines in their businesses and shortages in cash. As a result, our accounts receivable and our provision for doubtful accounts increased.

The allowance for doubtful accounts increased to approximately $33.9 million at September 30, 2012, compared to approximately $24.9 million at June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $3.2 million for the three months ended September 30, 2012, an increase of approximately $0.8 million, or 32%, as compared to approximately $2.4 million for the three months ended September 30, 2011. The increase was principally due to $0.5 million increase in consulting services, $0.3 million increase in salary and employment benefit expense, $0.1 million increase in conference expenses and meal & entertainment expenses, and $0.1 million increase in office expenses, offset by $0.1 million decrease in share-based compensation expenses and board of director fees, and $0.1 million decrease in professional expenses.

Research and development expenses. Research and development expenses were approximately $0.3 million for the three months ended September 30, 2012 and 2011.

Income (loss) from Operations. We recognized loss from operations of approximately $5.5 million for the three months ended September 30, 2012, as compared to income from operations of approximately $1 million for the three months ended September 30, 2011, a decrease of approximately $6.5 million. Such decrease in income from operations was primarily due to an increase of $2.3 million in provision of doubtful accounts, an increase of $0.4 million in general and administrative expenses, and $3.8 million decrease in income from operation of our concrete sales and manufacturing services.

Income from operations of our concrete sales business for the three months ended September 30, 2012, was approximately $6.4 million, a decrease of 34% from income from operations of this segment of $9.7 million for the three months ended September 30, 2011. The $3.3 million decrease was primarily due to the lower demand in the housing market, and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Income from operations of our manufacturing services business for the three months ended September 30, 2012, was approximately $0.3 million, compared to income from operations of this segment of approximately $0.8 million for the three months ended September 30, 2011. The $0.5 million decrease was primarily due to $0.5 million decrease in gross profit during the three months ended September 30, 2012, resulting from decreased operating of our manufacturing services business as discussed above.

Our corporate segment recorded depreciation of approximately $0.1 million in the three months ended September 30, 2012 and 2011. Corporate recorded segment loss of approximately $12.1 million in the three months ended September 30, 2012, compared to recorded segment loss of approximately $9.4 million in the three months ended September 30, 2011. The $2.7 million increase in segment loss was primarily due to a $2.3 million increase in provision for doubtful accounts and $0.4 million increase in general and administrative expenses during the three months ended September 30, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.9 million for three months ended September 30, 2012, as compared to net other income of approximately $2.7 million for the three months ended September 30, 2011, a decrease in other income of approximately $1.8 million, or 67%. The decrease in net other income was due to $0.3 million increase in loss realized from disposal of fixed assets, and a decrease in change in fair value of warrants liability to a positive adjustment of $0.1 million during the three months ended September 30, 2012, as compared to a positive adjustment of $0.2 million during the three months ended September 30, 2011. We also recognized other subsidy income of approximately $1.8 million for the three months ended September 30, 2012, as compared to $2.7 million for the three months ended September 30, 2011, a decrease of $0.9 million, or 32%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company has applied for VAT tax exemption extension and recently received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $0.5 million for the three months ended September 30, 2012, as compared to $0.3 million for the three months ended September 30, 2011, an increase of $0.2 million related to short-term loans. The Company also had interest income of $27,434 for the three months ended September 30, 2012, as compared to $222,644 in the three months ended September 30, 2011, a decrease of $195,210, which is related to a decrease in short-term investments.

Provision for Income Taxes. Provision for income taxes amounted to approximately $0.8 million for the three months ended September 30, 2012, as compared to $0.7 million provision for income taxes for the three months ended September 30, 2011. The Company had loss from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide a $1.4 million valuation allowance against the deferred tax assets related to provision for doubtful accounts as of September 30, 2012, since the deferred tax benefits might not be utilized if the Company continues to have loss from operations. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction through June 12, 2012, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any. The Company is currently applying for the extension of 15% income tax rate for the periods after June 12, 2012.

Net Income (loss). We recognized net loss of approximately $5.4 million for the three months ended September 30, 2012, as compared to net income of approximately $3.1 million for the three months ended September 30, 2011, a decrease of $8.5 million. Such decrease in net income was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in provision of doubtful accounts, consulting services and selling, general, and administrative expenses from an increase in our labor base and scale of operations.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $4.2 million, and restricted cash of approximately $8.3 million. As of September 30, 2012, subsidiaries outside the U.S. held, in the aggregate, cash and cash equivalents of approximately $3.6 million, and restricted cash of approximately $8.3 million, which represented 95% of our cash. Our BVI subsidiary holds a negligible amount of cash. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate the cash and short-term investments held by our foreign subsidiaries to the U.S.. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of September 30, 2012, we had working capital of approximately $48.8 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the year ending June 30, 2013.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the Three Months Ended
	September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(1,164,687)	$5,813,533
Net cash (used in) provided by investing activities	(52,813)	7,249,116
Net cash provided by (used in) financing activities	2,985,366	(11,462,448)
Effect of foreign currency translation on cash and cash equivalents	(13,852)	20,734
Net increase in cash and cash equivalents	$1,754,014	$1,620,935

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $1.2 million for the three months ended September 30, 2012, as compared to net cash provided by operating activities of approximately $5.8 million for the three months ended September 30, 2011. The increase in net cash used in operating activities was primarily due to a $9.7 million decrease in accounts payable for payment to trade vendor from $13.4 million for the three months ended September 30, 2011, to $3.7 million for the three months ended September 30, 2012, which were offset by a $13 million decrease in accounts receivable from collection of customers from $21.9 million for the three months ended September 30, 2011, to $8.9 million for the three months ended September 30, 2012.

One factor that had an impact on our net cash used in operating activities was slower collection of accounts receivable and other receivables on account of the tightening of monetary policy since October 2010 by the Chinese government due to its concern over inflation, which affected the real estate and construction industries adversely. Since some of our customers had the problems with declines in their businesses and shortages in cash, our days sales outstanding lengthened to 320 days in the three months ended September 30, 2012, compared to 187 days in the three months ended September 30, 2011. Accordingly, our accounts receivable turnover ratio was 1.14 in the three months ended September 30, 2012, compared to 1.95 in the three months ended September 30, 2011.

Other factors that affected our net cash used in operating activities include: (i) a $1.6 million decrease in inventory during the three months ended September 30, 2012 due to a higher inventory turnover, and (ii) a $2.7 million increase in prepayment, from $1.2 million decrease in prepayment during the three months ended September 30, 2011, to $1.5 million increase in prepayment during the three months ended September 30, 2012, because the Company prepaid suppliers of crucial raw materials in order to guarantee the supply of these materials, and a $0.2 million decrease in long-term prepayment (from $0.4 million during the three months ended September 30, 2011 to $0.6 million during the three months ended September 30, 2012). In addition, other receivables increased $0.6 million, customer deposits decreased $0.1 million, other payables decreased $3.7 million, and accrued liability decreased $0.2 million.

We aim to make improvements in our cash flow from operating activities, stemming from increases in construction industry activity in Beijing combined with achieving more favorable terms with our suppliers and customers, which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was approximately $0.1 million for the three months ended September 30, 2012, as compared to approximately $7.2 million net cash provided by investing activities for the three months ended September 30, 2011. The $7.3 million increase in cash used in investing activities was mainly due to $7.3 million cash proceeds received from investments during the three months ended September 30, 2011.

Financing Activities. Net cash provided by financing activities totaled approximately $3 million for the three months ended September 30, 2012, as compared to net cash used in financing activities of approximately $11.5 million during the three months ended September 30, 2011. The $3 million net cash provided by financing activities for the three months ended September 30, 2012, was due to $4.7 million cash proceeds from bank notes, and offset by $1.7 million increase in restricted cash. The $11.5 million net cash used in financing activities for the three months ended September 30, 2011, was due to $12.1 million of loan repayments and a $0.2 million increase in restricted cash, offset by $0.8 million in proceeds from a short term loan.

Cash. As of September 30, 2012, we had cash of approximately $4.2 million, as compared to approximately $3.2 million as of September 30, 2011. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

Short-term loans

We had a total of $19 million outstanding on loans and credit facilities as of September 30, 2012. The loans consisted of the following:

	September 30,	June 30,
	2012	2012

Loan from Shanghai Pudong Development Bank, interest rate of 8.53% per annum, $2,371,500 due October 27, 2012 and $2,371,500 due November 29, 2012, guaranteed by Beijing Xinhang Construction Group.	4,743,000	4,752,000

Loan from Construction bank, interest rate of 6.89% per annum, due October 20, 2012, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,533,500	5,544,000

Loan from Citibank, interest rate of 8.81% per annum, $1,185,750 due October 25, 2012 and interest rate of 8.12%, $1,185,750 due December 7, 2012, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.	2,371,500	2,376,000

Loan from Merchant Bank, interest rate of 7.54% per annum, due November 7, 2012, guaranteed by Mr. Han Xian Fu, Beijing Jinshengding Mineral Products Co., LTD and Beijing Xinhang Construction Group.	1,581,000	1,584,000

Loan from ANZ bank, interest rate of 7.28% per annum, $1,581,000 due October 26, 2012, $1,581,000 due December 19, 2012, $1,581,000 due December 25, 2012, guaranteed by Beijing Xinhang Construction Group.	4,743,000	3,168,000

Loan from HSBC, interest rate of 7.61% per annum, paid off on September 29, 2012.	-	1,584,000
	$18,972,000	$19,008,000

The above guarantors are various suppliers to the Company.

The Company repaid $2,371,500 of loan from Pudong Development Bank on October 26, 2012, $5,533,500 of loan from Construction bank on October 19, 2012, $1,185,750 of loan from Citibank on November 7, 2012, $1,581,000 of loan from Merchant bank on November 7, 2012 and $1,581,000 of loan from ANZ Bank on October 26, 2012.

Interest expense on short-term loans for the three months ended September 30, 2012 and 2011, amounted to $405,988 and $290,018, respectively.

Notes payable:

During the three months ended September 30, 2012, Bank notes were issued to a third party for deposits of a purchase agreement. The Notes amounted to $4,743,000 (30 million RMB) as of September 30, 2012, and are non-interest bearing with expiration date on November 4, 2012.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report in Form 10-K for the fiscal year ended June 30, 2012, we consider our estimates on accounting for (i) revenue recognition, (ii) accounts receivable, (iii) accounting for long-lived assets, (iv) income taxes, (v) value-added tax, (vi) financial instruments, (vii) stock-based compensation, and (viii) investments to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2012.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately $19 million as of September 30, 2012.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in PRC is not insured. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

In an effort to remedy this material weakness in the future, we intend to:

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

Despite the material weakness reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented due to the fact that we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our consolidated financial statements.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the three months ended September 30, 2012.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: November 16, 2012	CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weile He
Weile He, Interim Chief Financial Officer
(Interim Principal Financial Officer and
Interim Principal Accounting Officer)