Form 10-Q
period 2012-12-31
China Advanced Construction Materials Group, Inc
filed 2013-02-14
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,839,464

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2012	2012
CURRENT ASSETS:
Cash	$6,502,270	$2,409,914
Restricted cash	5,416,344	6,536,082
Accounts and notes receivable, net of allowance for doubtful accounts of $33,079,219 and $24,913,151, respectively	77,516,446	109,977,143
Inventories	1,021,816	2,042,156
Other receivables and advances, net	615,500	1,298,942
Prepayments	12,283,844	11,694,758
Deferred tax assets	3,293,051	3,293,051
Total current assets	106,649,271	137,252,046

PROPERTY, PLANT AND EQUIPMENT, net	18,081,164	20,622,505
OTHER ASSETS:
Other receivables from termination of lease, net	14,431,733	-
Advances on equipment purchases	4,620,275	4,617,360
Prepayments	-	1,140,498
Deferred tax assets	578,413	578,413
Total other assets	19,630,421	6,336,271
Total assets	$144,360,856	$164,210,822

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term loans, banks	$14,265,000	$19,008,000
Short term borrowing	3,768,496	-
Accounts payable	46,601,336	57,171,917
Customer deposits	589,330	798,096
Other payables	5,762,664	4,514,828
Other payables - shareholders	751,378	804,001
Accrued liabilities	1,409,439	1,712,414
Warrants liability	30,776	132,427
Taxes payable	995,169	1,064,953
Total current liabilities	74,173,588	85,206,636
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,839,464 and 17,829,464 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	17,839	17,829
Additional paid-in capital	35,191,018	35,154,257
Retained earnings	20,117,891	29,010,766
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,612,163	8,572,977
Total shareholders' equity	70,187,268	79,004,186
Total liabilities and shareholders' equity	$144,360,856	$164,210,822

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUE

Sales of concrete	$19,060,488	$39,981,717	$47,937,396	$80,066,756
Manufacturing services	2,516,859	2,578,178	4,450,580	7,078,146
Total revenue	21,577,347	42,559,895	52,387,976	87,144,902

COST OF REVENUE
Concrete	16,722,221	32,675,610	38,583,375	62,813,134
Manufacturing services	1,659,550	2,350,816	3,276,077	6,043,753
Total cost of revenue	18,381,771	35,026,426	41,859,452	68,856,887

GROSS PROFIT	3,195,576	7,533,469	10,528,524	18,288,015

PROVISION FOR DOUBTFUL ACCOUNTS	467,597	3,359,502	9,809,192	10,361,042
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,457,328	3,521,950	5,646,942	5,930,655
RESEARCH AND DEVELOPMENT EXPENSES	284,912	1,754,720	573,792	2,055,455
LOSS FROM TERMINATION OF LEASE	4,096,984	-	4,096,984	-

INCOME (LOSS) FROM OPERATIONS	(4,111,245)	(1,102,703)	(9,598,386)	(59,137)

OTHER INCOME (EXPENSE), NET
Other subsidy income	1,315,753	2,553,633	3,143,279	5,239,023
Non-operating expense, net	(65,137)	15,296	(640,872)	(38,909)
Change in fair value of warrants liability	(21,446)	(396,974)	101,651	(201,498)
Interest income	30,627	112,807	58,061	335,451
Interest expense	(680,435)	(400,039)	(1,181,272)	(699,215)
TOTAL OTHER INCOME, NET	579,362	1,884,723	1,480,847	4,634,852

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,531,883)	782,020	(8,117,539)	4,575,715
PROVISION (BENEFIT) FOR INCOME TAXES	(23,831)	337,376	775,336	1,039,005
NET INCOME (LOSS)	$(3,508,052)	$444,644	$(8,892,875)	$3,536,710

COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	(3,508,052)	444,644	(8,892,875)	3,536,710
Foreign currency translation adjustment	199,459	501,972	39,186	1,438,568

COMPREHENSIVE INCOME (LOSS)	$(3,308,593)	$946,616	$(8,853,689)	$4,975,278

EARNINGS (LOSS) PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic	17,839,464	17,815,900	17,836,584	17,810,986
Diluted	17,839,464	17,838,400	17,836,584	17,833,486

Earnings (Loss) per share:
Basic	$(0.20)	$0.02	$(0.50)	$0.20
Diluted	$(0.20)	$0.02	$(0.50)	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,892,875)	$3,536,710
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,796,843	2,191,189
Stock-based compensation expense	36,772	85,359
Deferred tax benefit	-	(1,761,377)
Provision for doubtful accounts	9,809,192	10,361,042
Change in fair value of warrants liability	(101,651)	201,498
Loss realized from disposal of property, plant, and equipment	170,836	4,004
Loss from termination of lease	4,096,984	-
Changes in operating assets and liabilities
Accounts and notes receivable	(11,943,556)	(24,617,295)
Inventories	933,013	(599,107)
Other receivables	1,508,410	(21,976)
Prepayments	(581,702)	(766,787)
Long term prepayments	(174,804)	765,365
Accounts payables	5,905,442	5,898,517
Customer deposits	(209,270)	142,446
Other payables	1,629,753	264,800
Accrued liabilities	(303,787)	(553,924)
Taxes payable	(68,013)	2,018,372
Net cash provided by (used in) operating activities	3,611,587	(2,851,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	672,466	6,260
Purchases of property, plant and equipment	(266,362)	(215,310)
Proceeds from investments, net of payments for investments	-	5,947,000
Net cash provided by investing activities	406,104	5,737,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	20,267,250	22,537,570
Payments for short term loan	(25,016,750)	(16,178,660)
Proceeds from short term borrowing	3,768,496	-
Rent payable to shareholder	(52,656)	11,838
Restricted cash	1,123,864	(7,387,451)
Net cash provided by (used in) financing activities	90,204	(1,016,703)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(15,539)	(48,970)

NET INCREASE IN CASH	4,092,356	1,821,113

CASH, beginning of period	2,409,914	1,610,699
CASH, end of period	$6,502,270	$3,431,812

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

In March and April 2010, Beijing XinAo Concrete Group, our VIE, established five 100% owned subsidiaries in the PRC for consulting, concrete mixing and equipment rental services: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (Heng Xin). The purpose of these subsidiaries is to support the Company’s future growth.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	June 30,
	2012	2012
Current assets	$121,678,264	$137,562,780
Property, plant and equipment	18,074,217	20,614,498
Other noncurrent assets	1,570,335	3,358,098
Total assets	141,322,816	161,535,376

Liabilities	(73,088,442)	(83,829,907)

Intercompany payables*	(7,239,628)	(8,266,799)

Total liabilities	(80,328,070)	(92,096,706)

Net assets	$60,994,746	$69,438,670

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

Asset and liability accounts at December 31, 2012 and June 30, 2012, were translated at RMB 6.31 to $1.00. The average translation rates applied to the consolidated statements of income and cash flows for the six months ended December 31, 2012 and 2011, were RMB 6.31 and RMB 6.39 to $1.00, respectively.

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

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists (the Company considers its sales contracts and technical serviceagreements to be pervasive evidence of an arrangement);

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

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs (See Note 9).

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

Cash and cash equivalents

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of December 31, 2012 and June 30, 2012, the Company had deposits in excess of federally insured limits totaling $6,147,052 and $1,844,308, respectively.

Restricted cash

Restricted cash represents collateral of $5,416,344 in the form of cash deposits for short term loans.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The allowance for doubtful accounts was $33.1 million and $24.9 million at December 31, 2012 and June 30, 2012, respectively.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refund and other deposits. Management regularly reviews aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. The allowance for other receivable was $2.1 million and $0.8 million at December 31, 2012 and June 30, 2012, respectively

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31, 2012 and June 30, 2012, the Company determined no reserves for obsolescence were necessary.

Investments

The Company had a one-year investment agreement with a financial investment company, whereby the Company could invest up to approximately RMB 100,000,000. The financial investment company would then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed at 7% per annum. The Company’s investment was not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company were not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $12.4 million cash proceeds from the financial investment company during the six months ended December 31, 2011.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for long-lived assets

The Company classifies our long-lived assets into: (i) machinery and equipment; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. The Company did not recognize any impairment charges for the three and six months ended December 31, 2012 and 2011.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended December 31, 2012 and 2011, were $284,912 and $1,754,720, respectively. Research and development costs for the six months ended December 31, 2012 and 2011, were $573,792 and $2,055,455, respectively. Advertising costs for three months ended December 31, 2012 and 2011, were $3,825 and $81,692, respectively. Advertising costs for six months ended December 31, 2012 and 2011, were 6,587 and $113,225, respectively. Repair and maintenance costs for three months ended December 31, 2012 and 2011, were $473,056 and $303,909, respectively. Repair and maintenance costs for six months ended December 31, 2012 and 2011, were $650,722 and $655,319, respectively.

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

Note 3 – Supplemental disclosure of cash flow information

For the six months ended December 31, 2012 and 2011, the Company paid interest in the amount of $972,620 and $462,829 respectively.

Cash payments for income tax for the six months ended December 31, 2012 and 2011, were $826,999 and $755,541, respectively.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2012	2012
Accounts receivable, current	$109,565,415	$132,355,894
Notes receivable, current	1,030,250	2,534,400
	110,595,665	134,890,294
Less: allowance for doubtful accounts, current	(32,462,813)	(24,913,151)
Total accounts and notes receivable, net	$78,132,852	$109,977,143

Note 5 – Other receivables

Other receivables from termination of lease

On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). The Company recognized approximately $4.1 million loss from the termination of lease for the six and three months ended December 31, 2012. As of December 31, 2012, the Company has received approximately $1.3 million of the total $17.8 million, and the remaining $16.5 million proceeds will be paid in installments with no interest bearing by December 31, 2014. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, imputed interest was $1,227,078 at December 31, 2012. At December 31, 2012, the receivables from termination of lease had net balance of $14,431,733, net of allowance of $824,148 and discount on note of $1,227,078.

Other receivables and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2012	2012
Other receivables, current	$1,857,090	$2,092,136
Less: Allowance for doubtful accounts, current	(1,241,590)	(793,194)
Other receivables - current, net	615,500	1,298,942
Other receivables from termination of lease	16,482,959	-
Less: Discount on note	(1,227,078)	-
Allowance for doubtful accounts, non current	(824,148)	-
Other receivables from termination of lease, net	14,431,733	-
Total other receivables, net	$15,047,233	$1,298,942

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2012	2012

Machinery and equipment	$14,227,481	$16,802,708
Transportation equipment	21,126,979	20,920,148
Office equipment	1,317,978	1,316,273
Buildings and improvements	224,243	224,101
Total	36,896,681	39,263,230
Less: Accumulated depreciation	(18,815,517)	(18,640,725)
Plant and equipment, net	$18,081,164	$20,622,505

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended December 31, 2012 and 2011 amounted to $887,799 and $1,108,629, respectively.

Depreciation expense for the six months ended December 31, 2012 and 2011 amounted to $1,796,843 and $2,191,189, respectively.

Note 7 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 16 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	December 31,	June 30,
	2012	2012
Advances on inventory purchases	$11,419,144	$9,858,320
Rent prepayments	864,700	2,976,936
Total prepayments	$12,283,844	$12,835,256
Minus: Current portion of prepayments	(12,283,844)	(11,694,758)
Total long-term prepayments	$-	$1,140,498

Note 8– Short term loans and Short term borrowing

Short term loans:

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of December 31, 2012 and June 30, 2012, the outstanding balances on these loans consisted of the following:

	December 31,	June 30,
	2012	2012

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, $2,377,500 due November 12, 2013 and $2,377,500 due December 12, 2013, guaranteed by Beijing Xinhang Construction Group.	$4,755,000	$4,752,000
Loan from Construction bank, interest rate of 6.89% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,547,500	5,544,000
Loan from Citibank, interest rate of 7.8% per annum, $1,188,750 due March 23, 2013, $1,188,750 due May 13, 2013, $1,585,000 due January 7, 2013, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili. *	3,962,500	2,376,000
Loan from Merchant Bank, was fully repaid on November 8, 2012	-	1,584,000
Loan from ANZ bank, was fully repaid on December 25, 2012.	-	3,168,000
Loan from HSBC, interest rate of 7.61% per annum, was fully repaid on September 29, 2012	-	1,584,000
	$14,265,000	$19,008,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The above guarantors are various suppliers to the Company.

* The Company repaid $1,585,000 of loan from CitiBank on January 7, 2013.

Interest expense on short-term loans for the three months ended December 31, 2012 and 2011 amounted to $637,517 and $192,471, respectively.

Interest expense on short-term loans for the six months ended December 31, 2012 and 2011 amounted to $1,043,505 and $482,489, respectively.

Short term borrowing:

During the three months ended December 31, 2012, the Company received a short term borrowing from a third party supplier. The short term borrowing amounted to $3,768,496 as of December 31, 2012, and is non-interest bearing. The Company paid approximately $3.2 million of this obligation on January 14, 2013, and expects to pay the remaining balance of $0.6 million by March 30, 2013.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	December 31,	June 30,
	2012	2012
Annual dividend yield	-	-
Expected life (years)	0.44	0.95
Risk-free interest rate	0.10%	0.20%
Expected volatility	154%	49%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3

Warrants liability	$30,776	$-	$30,776	$-

	Carrying Value at June 30, 2012	Fair Value Measurement at June 30, 2012
		Level 1	Level 2	Level 3

Warrants liability	$132,427	$-	$132,427	$-

The following is a reconciliation of the beginning and ending balances:

	December 31,	June 30,
	2012	2012
Beginning balance, June 30, 2012	$132,427	$618,657
Warrants exercised for the six months ended December 31, 2012	-	(40,627)
Change in fair value for the six months ended December 31, 2012	(101,651)	(445,603)
Ending balance, December 31, 2012	$30,776	$132,427

Note 10– Related party transactions

Other payables – shareholders

Mr. He Weili, a major shareholder, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For the three months ended December 31, 2012 and 2011, the Company recorded rent expense to the shareholder $0 and $46,000, respectively. For the six months ended December 31, 2012 and 2011, the Company recorded rent expense to the shareholder $0 and $92,000, respectively. As of December 31, 2012 and June 30, 2012, approximately $0 and $53,000 remained unpaid, and were included in other payables - shareholders.

Two shareholders advanced funds to BVI-ACM on March 12, 2008, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand.

Total other payables - shareholders consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2012	2012
Han Xianfu, shareholder	$419,161	$450,540
He Weili, shareholder	332,217	353,461
	$751,378	$804,001

Note 11– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $0 for income tax purposes for the six months ended December 31, 2012, which excludes $36,772 stock based compensation expenses and gain in fair value of warrant liabilities of $101,651. As of December 31, 2012, net operating loss carry forward for United States income taxes was approximately $1,714,000. The net operating loss carry forwards is available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses in United States companies. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the six months ended December 31, 2012 and 2011 were an increase of approximately $0 and $20,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH had no operations since it was incorporated and no income tax incurred; it was dissolved on August 30, 2011.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $35.0 million and $40.9 million as of December 31, 2012 and June 30, 2012, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. In 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company has completed the application process and are waiting for the final certificate of approval of the income tax reduction from 25% to 15% from June 13, 2012 to June 12, 2015.

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

Income (Loss) before provision for income taxes consisted of:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

USA	$(290,922)	$(1,380,985)	$(692,740)	$(1,503,919)
China	(3,240,961)	2,163,005	(7,424,799)	6,079,634
	$(3,531,883)	$782,020	$(8,117,539)	$4,575,715

Provision (Benefit) for income taxes consisted of:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Current provision:
USA	$-	$-	$-	$-

China	(23,831)	908,491	(480,000)	2,800,382

Total current provision (benefit)	(23,831)	908,491	(480,000)	2,800,382
Deferred provision:

USA	-	-	-	-

China	-	(571,115)	1,255,336	(1,761,377)

Total deferred provision (benefit)	-	(571,115)	1,255,336	(1,761,377)
Total provision (benefit) for income
taxes	$(23,831)	$337,376	$775,336	$1,039,005

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2012	2012
Deferred tax assets - current
Provision for doubtful accounts	$4,548,387	$3,293,051
	4,548,387	3,293,051
Valuation allowance	(1,255,336)	-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total deferred tax assets - current	$3,293,051	$3,293,051
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$541,813	$541,813
Impairment loss of long-lived assets	578,413	578,413
	1,120,226	1,120,226
Valuation allowance	(541,813)	(541,813)
Total deferred tax assets - non-current	$578,413	$578,413

The Company has incurred losses from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide $1,797,149 valuation allowances against for the deferred tax assets as of December 31, 2012, since the deferred tax benefits might not be utilized.

Taxes payable consisted of the following:

	December 31,	June 30,
	2012	2012
Income taxes payable	$977,497	$1,030,952
Other taxes payable	17,672	34,001
Total taxes payable	$995,169	$1,064,953

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2012 and June 30, 2012. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three and six months ended December 31, 2012 and 2011, the Company did not incur any interest and penalties.

Note 12– Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management, and consultants.

The Company did not grant any restricted stock during the six months ended December 31, 2012.

For the three months ended December 31, 2012 and 2011, the Company recognized $18,385 and $39,090 of compensation expenses related to restricted stock grants, respectively. For the six months ended December 31, 2012 and 2011, the Company recognized $36,772 and $85,359 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of December 31, 2012 was approximately $28,000, which is expected to be recognized over a weighted average period of approximately 0.4 years.

Following is a summary of the restricted stock grants:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per	Value
		Share
Non-vested as of June 30, 2012	40,000	$1.72	$65,600
Granted	-	-
Forfeited	-	-
Vested	(20,000)	1.72	9,475
Non-vested as of December 31, 2012	20,000	$1.72	$9,800

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2 million as of December 31, 2012 and June 30, 2012.

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

Note 14–Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation for the three months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$(3,508,052)	$444,644	$(8,892,875)	$3,536,710
Weighted average shares outstanding-Basic	17,839,464	17,815,900	17,836,584	17,810,986
Earnings (loss) per share-Basic	$(0.20)	$0.02	$(0.50)	$0.20

Diluted earnings (loss) per share
Net income (loss) available to common
shareholders	$(3,508,052)	$444,644	$(8,892,875)	$3,536,710
Weighted average shares outstanding-Basic	17,839,464	17,815,900	17,836,584	17,810,986
Restricted stock	-	22,500	-	22,500
Warrants and options	-	-	-	-
Weighted shares outstanding-Diluted	17,839,464	17,838,400	17,836,584	17,833,486
Earnings (loss) per share-Diluted	$(0.20)	$0.02	$(0.50)	$0.20

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2012 and 2011, 585,125 and 616,375 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive, respectively.

Note 15– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were $171,789 and 125,989 for the three months ended December 31, 2012 and 2011, respectively. The Company’s contributions of employment benefits, including pension were $342,270 and 296,334 for the six months ended December 31, 2012 and 2011, respectively.

Note 16– Operating leases

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on October 31, 2013, with annual payments of approximately $197,000. Further, the Company agreed to lease office space from the Company’s shareholder and chief operating officer, from July 2010 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. The rent was valued at fair value from the main property management. On August 31, 2010, the Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with annual payments of approximately $363,000. In addition, on October 14, 2011, the Company entered a lease agreement to lease office space from a third party, from October 19, 2011 to January 18, 2014, with annual payments of approximately $73,000; this lease was terminated on April 30, 2012. On April 30, 2012, the Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $415,000, and the lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

The Company entered into three five-year and one four-year operating lease agreements for four manufacturing plants with various unrelated parties for a total monthly payment of $213,000. Certain lease payments have been prepaid and included in the long-term prepayments, which are being amortized over the life of these leases. One of the lease agreements was terminated early on November 30, 2010. On September 25, 2012, the Company entered another agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). The Company recognized approximately $2.9 million loss from the termination of the lease. As of December 31, 2012, the Company has received approximately $1.3 million of the total $17.8 million, and the remaining $16.5 million proceeds will be paid in installments with no interest bearing by December 31, 2014. The Company is currently in the process of negotiating with a third party to terminate another operating lease and expects to finalize it in the quarter ended March 30, 2013.

Total operating lease expenses for the three months ended December 31, 2012 and 2011, were $750,039 and $663,606, respectively. Total operating lease expenses for the six months ended December 31, 2012 and 2011, were $1,496,302 and 1,307,613, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future annual lease payments, net of rent prepayment made as of December 31, 2012, under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending December 31,	Amount
2013	$895,000
2014	417,000
2015	417,000
2016	417,000
2017	417,000
Thereafter	1,372,000

Note 17-- Business Segments

The Company’s operations are classified into three principal reportable segments that provide different products or services. The Company is engaged in the business of selling concrete and manufacturing concrete. Separate segments are required because each business unit is subject to different production and technology strategies.

For the three months ended December 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$19,060,488	$2,516,859	$-	$21,577,347
Depreciation	(464,386)	(353,239)	(70,174)	(887,799)
Segment profit (loss) (2)	(2,311,666)	790,255	(2,589,834)	(4,111,245)
Other income (expenses)	707,489	167,877	353,804	1,229,170
Interest income	-	-	30,627	30,627
Interest expenses	-	-	(680,435)	(680,435)
Capital expenditure	(75,901)	-	(137,648)	(213,549)
Total assets as of December 31, 2012	$132,096,791	$12,264,065	$-	$144,360,856

For the six months ended December 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$47,937,396	$4,450,580	$-	$52,387,976
Depreciation	(943,321)	(714,691)	(138,831)	(1,796,843)
Segment profit (loss) (2)	4,076,694	1,064,918	(14,739,998)	(9,598,386)
Other income (expenses)	2,192,438	286,273	125,347	2,604,058
Interest income	-	-	58,061	58,061
Interest expenses	-	-	(1,181,272)	(1,181,272)
Capital expenditure	(124,556)	-	(141,806)	(266,362)
Total assets as of December 31, 2012	$132,096,791	$12,264,065	$-	$144,360,856

For the three months ended December 31, 2011:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$39,981,717	$2,578,178	$-	$42,559,895
Depreciation	(397,887)	(632,723)	(78,019)	(1,108,629)
Segment profit (loss) (2)	6,819,244	190,484	(8,112,430)	(1,102,702)
Other income (expenses)	2,438,515	141,858	(408,418)	2,171,955
Interest income	-	-	112,807	112,807
Interest expenses	-	-	(400,039)	(400,039)
Capital expenditure	(149,956)	(12,115)	-	(162,071)
Total assets as of December 31, 2011	$151,811,731	$13,420,621	$-	$165,232,352

For the six months ended December 31, 2011:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$80,066,756	$7,078,146	$-	$87,144,902
Depreciation	(766,657)	(1,277,076)	(147,456)	(2,191,189)
Segment profit (loss) (2)	16,508,496	968,522	(17,536,155)	(59,137)
Other income (expenses)	4,843,618	422,146	(267,148)	4,998,616
Interest income	-	-	335,451	335,451
Interest expenses	-	-	(699,215)	(699,215)
Capital expenditure	(197,822)	(17,488)	-	(215,310)
Total assets as of December 31, 2011	$151,811,731	$13,420,621	$-	$165,232,352

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments.

(2) Segment loss of corporate reflected general and administrative expenses. General and administrative expenses primarily consisted of bad debt expense; salary, benefits and social insurance payments; rent; stock compensation; director fees, professional and legal fees paid to third parties.

Note 18–Commitments and contingencies

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

On July 9, 2012, the Board of Directors of the Company, acting on the unanimous recommendation of the Special Committee of the Board of Directors, decided to terminate the merger agreement based on the determination by all parties that the conditions to consummate the Merger cannot be satisfied, and the Company and the other parties to the Merger Agreement entered into a Termination of Agreement to terminate the Merger Agreement. The termination took effect immediately, and no fees are payable by the Company or the other parties in connection therewith

Termination of employment

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

During the quarter ended December 31, 2012, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (three as of December 31, 2012) and our portable plants (eleven as of December 31, 2012) located in various provinces throughout China. We own one concrete plant and its related equipment, and we lease three additional plants in Beijing. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the quarter ended December 31, 2012, five customers accounted for approximately 19.1% of the Company’s sales and 4.9% of the Company’s account receivables as of December 31, 2012. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

PRC Taxation

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the new Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company has completed the application process and are waiting for the final certificate of approval of the income tax reduction from 25% to 15% for the period from June 13, 2012 to June 12, 2015.

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

Warrants Liability

The Company follows provisions of ASC 815, which determines whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

As such, warrants are not afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and, as such, all future changes in the fair value of these warrants will be recognized as earnings until such time as the warrants are exercised or expire.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended December 31, 2012 and 2011, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: selling concrete, manufacturing concrete, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended December 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$19,060,488	$2,516,859	$-	$21,577,347
Depreciation	(464,386)	(353,239)	(70,174)	(887,799)
Segment profit (loss) (2)	(2,311,666)	790,255	(2,589,834)	(4,111,245)
Other income (expenses)	707,489	167,877	353,804	1,229,170
Interest income	-	-	30,627	30,627
Interest expenses	-	-	(680,435)	(680,435)
Capital expenditure	(75,901)	-	(137,648)	(213,549)
Total assets as of December 31, 2012	$132,096,791	$12,264,065	$-	$144,360,856

For the six months ended December 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$47,937,396	$4,450,580	$-	$52,387,976
Depreciation	(943,321)	(714,691)	(138,831)	(1,796,843)
Segment profit (loss) (2)	4,076,694	1,064,918	(14,739,998)	(9,598,386)
Other income (expenses)	2,192,438	286,273	125,347	2,604,058
Interest income	-	-	58,061	58,061
Interest expenses	-	-	(1,181,272)	(1,181,272)
Capital expenditure	(124,556)	-	(141,806)	(266,362)
Total assets as of December 31, 2012	$132,096,791	$12,264,065	$-	$144,360,856

For the three months ended December 31, 2011:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$39,981,717	$2,578,178	$-	$42,559,895
Depreciation	(397,887)	(632,723)	(78,019)	(1,108,629)
Segment profit (loss) (2)	6,819,244	190,484	(8,112,430)	(1,102,702)
Other income (expenses)	2,438,515	141,858	(408,418)	2,171,955
Interest income	-	-	112,807	112,807
Interest expenses	-	-	(400,039)	(400,039)
Capital expenditure	(149,956)	(12,115)	-	(162,071)
Total assets as of December 31, 2011	$151,811,731	$13,420,621	$-	$165,232,352

For the six months ended December 31, 2011:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$80,066,756	$7,078,146	$-	$87,144,902
Depreciation	(766,657)	(1,277,076)	(147,456)	(2,191,189)
Segment profit (loss) (2)	16,508,496	968,522	(17,536,155)	(59,137)
Other income (expenses)	4,843,618	422,146	(267,148)	4,998,616
Interest income	-	-	335,451	335,451
Interest expenses	-	-	(699,215)	(699,215)
Capital expenditure	(197,822)	(17,488)	-	(215,310)
Total assets as of December 31, 2011	$151,811,731	$13,420,621	$-	$165,232,352

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

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 3 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 11 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high-speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

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

Consolidated Results of Operations

Comparison of the Three Months Ended December 31, 2012 and 2011

The following table sets forth key components of our results of operations for the three months ended December 31, 2012 and 2011, in US dollars:

	Three Months Ended December 31,

	2012	2011		Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)
Total revenue	$21,577,347	$42,559,895	$(20,982,548)	(49)%
Total cost of revenue	18,381,771	35,026,426	(16,644,655)	(48)%
Gross profit	3,195,576	7,533,469	(4,337,893)	(58)%
Provision for doubtful accounts	467,597	3,359,502	(2,891,905)	(86)%
Selling, general and administrative expenses	2,457,328	3,521,950	(1,064,622)	(30)%
Research and development expenses	284,912	1,754,720	(1,469,808)	(84)%
Loss from termination of lease	4,096,984	-	4,096,984	100%
Loss from operations	(4,111,245)	(1,102,703)	(3,008,542)	273%
Other income, net	579,362	1,884,723	(1,305,361)	(69)%
Income (Loss) before provision for income taxes	(3,531,883)	782,020	(4,313,903)	(552)%
Income taxes provision (benefit)	(23,831)	337,376	(361,207)	(107)%
Net income (loss) available to Common shareholders	$(3,508,052)	$444,644	$(3,952,696)	(889)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the three months ended December 31, 2012, we generated total revenue of approximately $21.6 million, compared to approximately $42.6 million during the three months ended December 31, 2011, a decrease of approximately $21 million, or 49%. Such decrease is due to a decrease in our sales generated from the concrete division for the three months ended December 31, 2012, which was approximately $19.1 million, a decrease of approximately $20.9 million, or 52%, compared to the three months ended December 31, 2011. The decrease in revenues attributable to concrete sales was principally due to the decreased demand of concrete sales in line with the slowing down of the local housing markets in the areas in which we operate, as well as overall economic growth. China’s central government continues to impose restrictions on the purchase of residential apartments in order to control housing prices in China, and, in addition, China’s economic growth has been decelerating in 2012, which has caused an adverse impact on the construction industry in China.

During the three months ended December 31, 2012, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Liaoning Province, and Anhui Province. These seven projects contributed approximately $2.5 million to our total revenue for the three months ended December 31, 2012, a slight decrease of approximately $0.1 million, or 2%, compared to the three months ended December 31, 2011. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the three months ended December 31, 2012.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $18.4 million for the three months ended December 31, 2012, as compared to approximately $35 million for the three months ended December 31, 2011, a decrease of approximately $16.6 million, or 48%. The decrease of cost of revenue was due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production of our manufacturing services compared to the three months ended December 31, 2011.

The cost of revenue on concrete decreased approximately $16 million, or 49%, for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Such decrease was due to a decrease in our concrete production, which therefore lead to a smaller base of raw material purchases with lower overall volume of traditional concrete sales.

Cost of revenue with respect to our manufacturing services decreased approximately $0.7 million, or 29%, during the three months ended December 31, 2012, as compared to the same period during the three months ended December 31, 2011. The decrease in our cost of sales was due to higher production rates at our plants and a decrease in our costs of transportation from manufacturing services.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $3.2 million for the three months ended December 31, 2012, as compared to approximately $7.5 million for the three months ended December 31, 2011. Our gross profit for sale of concrete was approximately $2.3 million, or 12% of revenue, for the three months ended December 31, 2012, compared to approximately $7.3 million, or 18% of revenue for the three months ended December 31, 2011, a decrease of approximately $5 million. The lower gross profit from concrete sales for the three months ended December 31, 2012, compared with the three months ended December 31, 2011, reflects lower demand and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Our gross profit with respect to our manufacturing services was approximately $0.8 million, or 34%, for the three months ended December 31, 2012, an increase of $0.6 million from $0.2 million during the three months ended December 31, 2011. Such increase was principally due to the decrease cost of revenue for manufacturing services for three months ended December 31, 2012. The primary reasons for the margin increase compared to the same period last year were higher production rates at our plants and a decrease in our costs of transportation.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $0.5 million for the three months ended December 31, 2012, a decrease of approximately $2.9 million, compared to approximately $3.4 million for three months ended December 31, 2011. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $33.1 million at December 31, 2012, compared to approximately $24.9 million at June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.5 million for the three months ended December 31, 2012, a decrease of approximately $1 million, or 30%, as compared to approximately $3.5 million for the three months ended December 31, 2011. The decrease was principally due to a $0.6 million decrease in consulting service and professional expenses, a $0.1 million decrease in salary and employment benefit expense, a $0.2 million decrease in advertising expense and meal & entertainment expense and a $0.1 million decrease in other office expenses.

Research and development expenses. Research and development expenses were approximately $0.3 million and $1.8 million for the three months ended December 31, 2012 and 2011, respectively. The $1.5 million decrease during the three months ended December 31, 2012, was mainly due to the fact that we made fewer R&D expenditures due to the decrease in our revenue.

Loss from termination of lease. On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012, and were sold for total consideration of RMB 112 million (approximately $17.8 million), of which the Company received approximately $1.3 million in cash. The Company recognized approximately $4.1 million loss from the termination of the lease for the three months ended December 31, 2012.

Loss from Operations. We recognized loss from operations of approximately $4.1 million for the three months ended December 31, 2012, as compared to loss from operations of approximately $1.1 million for the three months ended December 31, 2011, an increase of approximately $3 million in loss from operations. Such increase in loss from operations was primarily due to a $4.1 million increase in loss from the termination of a lease and a $4.3 million decrease in income from operation of our concrete sales and manufacturing services, offset by a $2.9 million decrease in provision of doubtful accounts, a $1 million decrease in general and administrative expenses, and a $1.5 million decrease in research and development expenses.

Loss from operations of our concrete sales business for the three months ended December 31, 2012, was approximately $2.3 million, a decrease of 224% from income from operations of this segment of $6.8 million for the three months ended December 31, 2011. The $9.1 million decrease was primarily due to the lower demand in the housing market, lower prices for our concrete products in Beijing as compared to the prior fiscal year, and a $4.1 loss from termination of lease.

Income from operations of our manufacturing services business for the three months ended December 31, 2012, was approximately $0.8 million, compared to income from operations of this segment of approximately $0.2 million for the three months ended December 31, 2011. The $0.6 million increase was primarily due to $0.6 million increase in gross profit during the three months ended December 31, 2012.

Our Corporate segment recorded depreciation of approximately $0.1 million in both the three months ended December 31, 2012 and 2011. Corporate recorded segment loss of approximately $2.6 million in the three months ended December 31, 2012, compared to segment loss of approximately $8.1 million in the three months ended December 31, 2011. The $5.5 million decrease in segment loss was primarily due to a $2.9 million decrease in provision for doubtful accounts, a $1.1 million decrease in general and administrative expenses and a $1.5 million decrease in R&D expenses during the three months ended December 31, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.6 million for three months ended December 31, 2012, as compared to net other income of approximately $1.9 million for the three months ended December 31, 2011, a decrease in other income of approximately $1.3 million, or 69%. The decrease in net other income was due to a $0.3 million increase in loss realized from disposal of fixed assets, and a $0.3 million decrease in change in fair value of warrants liability. We also recognized other subsidy income of approximately $1.3 million for the three months ended December 31, 2012, as compared to $2.5 million for the three months ended December 31, 2011, a decrease of $1.2 million, or 48%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company recently received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $0.7 million for the three months ended December 31, 2012, as compared to $0.4 million for the three months ended December 31, 2011, an increase of $0.3 million related to short-term loans. The Company also had interest income of $30,627 for the three months ended December 31, 2012, as compared to $112,807 in the three months ended December 31, 2011, a decrease of $82,180 related to short term investments decreased.

Provision (benefit) for Income Taxes. Benefit for income taxes amounted to $23,831 for the three months ended December 31, 2012, as compared to $337,376 provision for income taxes for the three months ended December 31, 2011. The Company had loss from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide a $1.8 million valuation allowance against the deferred tax assets related to provision for doubtful accounts as of December 31, 2012, since the deferred tax benefits might not be utilized if the Company continues to have loss from operations. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction through June 12, 2012, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any. The Company has completed the application process and is waiting for the final certificate of approval of the income tax reduction from 25% to 15% from June 13, 2012 to June 12, 2015.

Net Income (loss). We recognized net loss of approximately $3.5 million for the three months ended December 31, 2012, as compared to net income of approximately $0.4 million for the three months ended December 31, 2011, a decrease of $3.9 million. Such decrease in net income was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in loss from termination of lease, offset by the decrease in provision of doubtful accounts, selling, general and administrative expense and R&D expenses.

Comparison of the Six Months Ended December 31, 2012 and 2011

The following table sets forth key components of our results of operations for the six months ended December 31, 2012 and 2011, in US dollars:

	Six Months Ended December 31,
	2012	2011		Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)
Total revenue	$52,387,976	$87,144,902	$(34,756,926)	(40)%
Total cost of revenue	41,859,452	68,856,887	(26,997,435)	(39)%
Gross profit	10,528,524	18,288,015	(7,759,491)	(42)%
Provision for doubtful accounts	9,809,192	10,361,042	(551,850)	(5)%
Selling, general and administrative expenses	5,646,942	5,930,655	(283,713)	(5)%
Research and development expenses	573,792	2,055,455	(1,481,663)	(72)%
Loss from termination of lease	4,096,984	-	4,096,984	100%
Loss from operations	(9,598,386)	(59,137)	(9,539,249)	16,131%
Other income, net	1,480,847	4,634,852	(3,154,005)	(68)%
Income (Loss) before provision for income taxes	(8,117,539)	4,575,715	(12,693,254)	(277)%
Income taxes provision	775,336	1,039,005	(263,669)	(25)%
Net income (loss) available to Common shareholders	$(8,892,875)	$3,536,710	$(12,429,585)	(351)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the six months ended December 31, 2012, we generated total revenue of approximately $52.4 million, compared to approximately $87.1million during the six months ended December 31, 2011, a decrease of approximately $34.8 million, or 40%. Such decrease is due to our sales generated from the concrete division for the six months ended December 31, 2012, which was approximately $47.9 million, a decrease of approximately $32.1 million, or 40%, compared to $80.1 million for the three months ended December 31, 2011. The decrease in revenues attributable to concrete sales was principally due to the decreased demand of concrete sales in line with slowing down of the local housing markets in the areas in which we operate. And the overall slowing of economic growth in China. China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and, in addition, China’s economic growth has been decelerating in 2012, which has caused adverse impact on construction industry in China.

During the six months ended December 31, 2012, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Liaoning Province, and Anhui Province. These seven projects contributed approximately $4.5 million to our total revenue for the six months ended December 31, 2012, a decrease of approximately $2.6 million, or 37%, compared $7.1 million for the six months ended December 31, 2011. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the six months ended December 31, 2012.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $41.9 million for the six months ended December 31, 2012, as compared to approximately $68.9 million for the six months ended December 31, 2011, a decrease of approximately $27 million, or 39%. The decrease of cost of revenue was due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the six months ended December 31, 2011.

The cost of revenue on concrete decreased approximately $24.2 million, or 39%, for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. Such decrease was due to a decrease in our concrete production leading to a smaller base of raw material purchases with lower overall volume of traditional concrete sales.

Cost of revenue with respect to our manufacturing services decreased approximately $2.8 million, or 46%, during the six months ended December 31, 2012, as compared to the same period during the three months ended December 31, 2011. The decrease in our cost of sales was due to higher production rates at our plants and a decrease in costs of transportation from manufacturing services.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $10.5 million for the six months ended December 31, 2012, as compared to approximately $18.3 million for the six months ended December 31, 2011. Our gross profit for sale of concrete was approximately $9.4 million, or 20% of revenue, for the six months ended December 31, 2012, compared to approximately $17.3 million, or 22% of revenue for the six months ended December 31, 2011, a decrease of approximately $7.9 million. The lower gross profit for concrete sales for the six months ended December 31, 2012, compared with the six months ended December 31, 2011, reflects lower demand and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Our gross profit with respect to our manufacturing services was approximately $1.2 million, or 26%, for the six months ended December 31, 2012, an increase of $0.2 million from $1 million during the six months ended December 31, 2011. Such increase was principally due to the decrease cost of revenue for manufacturing services for six months ended December 31, 2012. The primary reasons for the margin increase compared to the same period last year were higher production rates at our plants and a decrease in costs of transportation.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $9.8 million for the six months ended December 31, 2012, a decrease of approximately $0.6 million, compared to approximately $10.4 million for six months ended December 31, 2011. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $33.1 million at December 31, 2012, compared to approximately $24.9 million at June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $5.6 million for the six months ended December 31, 2012, a decrease of approximately $0.3 million, or 5%, as compared to approximately $5.9 million for the six months ended December 31, 2011. The decrease was principally due to a $0.2 million decrease in consulting service and professional expenses and a $0.2 million increase in board of director fee, a $0.1 million decrease in advertising expense, offset by a $0.1 million increase in salary and employment benefit expense and a $0.1 million increase in other office expenses.

Research and development expenses. Research and development expenses were approximately $0.6 million and $2.1 million for the six months ended December 31, 2012 and 2011, respectively. The $1.5 million decrease was mainly due to lower R&D expenditures resulting from our decrease in revenue.

Loss from termination of lease. On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012, and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). The Company recognized approximately $4.1 million loss from the termination of the lease for the six months ended December 31, 2012.

Loss from Operations. We recognized loss from operations of approximately $9.6 million for the six months ended December 31, 2012, as compared to loss from operations of approximately $0.1 million for the six months ended December 31, 2011, an increase of approximately $9.5 million in loss from operations. Such increase in loss from operations was primarily due to a $4.1 million increase in loss from the termination of a lease and a $7.8 million decrease in income from operation of our concrete sales and manufacturing services, offset by a $0.6 million decrease in provision of doubtful accounts, a $0.3 million decrease in general and administrative expenses, and a $1.5 million decrease in research and development expenses.

Income from operations of our concrete sales business for the six months ended December 31, 2012, was approximately $4.1 million, a decrease of 305% from income from operations of this segment of $16.5 million for the six months ended December 31, 2011. The $12.4 million decrease was primarily due to the lower demand in the housing market, lower prices for our concrete products in Beijing as compared to the prior fiscal year and a $4.1 million loss from the termination of a lease.

Income from operations of our manufacturing services business for the six months ended December 31, 2012, was approximately $1.1 million, compared to income from operations of this segment of approximately $1 million for the six months ended December 31, 2011. The $1 million increase was primarily due to $1 million increase in gross profit during the six months ended December 31, 2012.

Our Corporate segment recorded depreciation of approximately $0.1 million in the six months ended December 31, 2012 and 2011. Corporate recorded segment loss of approximately $14.7 million in the six months ended December 31, 2012, compared to recorded segment loss of approximately $17.5 million in the six months ended December 31, 2011. The $2.8 million decrease in segment loss was primarily due to a $0.6 million decrease in provision for doubtful accounts and $0.7 million decrease in general and administrative expenses and a $1.5 million decrease in R&D expenses during the six months ended December 31, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $1.5 million for six months ended December 31, 2012, as compared to net other income of approximately $4.6 million for the six months ended December 31, 2011, a decrease in other income of approximately $3.1 million, or 68%. The decrease in net other income was due to a $0.6 million increase in other operating expenses mainly due to an increase in loss realized from disposal of fixed assets, and a $0.3 million increase in change in fair value of warrants liability. We also recognized other subsidy income of approximately $3.1 million for the six months ended December 31, 2012, as compared to $5.2 million for the six months ended December 31, 2011, a decrease of $2.1 million, or 40%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 to June 2011. The Company recently received an extension through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $1.2 million for the six months ended December 31, 2012, as compared to $0.7 million for the six months ended December 31, 2011, an increase of $0.5 million related to short-term loans. The Company also had interest income of $58,061 for the six months ended December 31, 2012, as compared to $335,451 in the six months ended December 31, 2011, a decrease of $277,390 related to short term investments decreased.

Provision for Income Taxes. Provision for income taxes amounted to approximately $0.8 million for the six months ended December 31, 2012, as compared to $1 million provision for income taxes for the six months ended December 31, 2011. The Company had loss from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide a $1.8 million valuation allowances against the deferred tax assets related to provision for doubtful accounts as of December 31, 2012, since the deferred tax benefits might not be utilized if the Company continues to have loss from operations. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction through June 12, 2012, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any. The Company has completed the application process and is waiting for the final certificate of approval of the income tax reduction from 25% to 15% for the period from June 13, 2012 to June 12, 2015.

Net Income (loss). We recognized net loss of approximately $8.9 million for the six months ended December 31, 2012, as compared to net income of approximately $3.5 million for the six months ended December 31, 2011, a decrease of $12.4 million. Such decrease in net income was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in loss from termination of lease, offset by the decrease in provision of doubtful accounts, selling, general and administrative expense and R&D expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $6.5 million and restricted cash of approximately $5.4 million. As of December 31, 2012, subsidiaries outside the U.S. held, in the aggregate, cash and cash equivalents of approximately $6.5 million, restricted cash of approximately $5.4 million, which represented 100% of our cash. Our BVI subsidiary holds a negligible amount of cash. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by your foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of December 31, 2012, we had working capital of approximately $32.5 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the year ending June 30, 2013.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the Six Months Ended
	December 31,
	2012	2011
Net cash provided by (used in) operating activities	$3,611,587	$(2,851,164)
Net cash provided by investing activities	406,104	5,737,950
Net cash provided by (used in) financing activities	90,204	(1,016,703)
Effect of foreign currency translation on cash and cash equivalents	(15,539)	(48,970)
Net increase in cash and cash equivalents	$4,092,356	$1,821,113

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $3.6 million for the six months ended December 31, 2012, as compared to net cash used in operating activities of approximately $2.9 million for the six months ended December 31, 2011. The increase in net cash provided by operating activities was primarily due to a $12.7million decrease in accounts receivable due to collections from customers, from a $24.6 million increase in accounts receivable for the six months ended December 31, 2011 to a $11.9 million increase in accounts receivable for the six months ended December 31, 2012.

One factor that had an impact on our net cash provided by operating activities was slower collection of accounts receivable and other receivables on account of the tightening of monetary policy from October of 2010 by the Chinese government due to its concern over inflation, which affected the real estate and construction industries adversely. Since some of our customers appeared to have the problems of declining business and shortage in cash, our days sales outstanding lengthened to 329 days in the six months ended December 31, 2012, compared to 106 days in the six months ended December 31, 2011, and accordingly, our accounts receivable turnover ratio was 1.11 in the six months ended December 31, 2012, compared to 3.46 in the six months ended December 31, 2011.

Other factors that affected our net cash used in operating activities include: (i) a $1.5 million decrease in inventory during the six months ended December 31, 2012 due to a higher inventory turnover and (ii) a $0.2 million decrease in prepayment during the six months ended December 31, 2012 mainly due to the lease terminations. In addition, other receivable increased $1.5 million, customer deposits decreased $0.4 million, other payable increased $1.4 million, tax payable decreased $2.1 million and accrued liability increased $0.3 million during the six months ended December 31, 2012.

We aim to make improvements in our cash flow from operating activities stemming from increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $0.4 million for the six months ended December 31, 2012, as compared to approximately $5.7 million net cash provided by investing activities for the six months ended December 31, 2011. The $5.3 million decrease in cash provided by investing activities was mainly due to a $5.9 million cash proceeds received from investments during the six months ended December 31, 2011, offset by a $0.7 million increase in proceeds from disposal of property, plant, and equipment during the six months ended December 31, 2012.

Financing Activities. Net cash provided by financing activities totaled approximately $0.1 million for the six months ended December 31, 2012, as compared to net cash used in financing activities of approximately $1 million during the six months ended December 31, 2011. The $0.1 million net cash provided by financing activities for the six months ended December 31, 2012, was due to a $20.3 million cash proceeds from bank loans, a $3.8 million proceeds from short term borrowing and a $1.1 million decrease in restricted cash, offset by a $25 million repayments of bank loans. The $1 million net cash used in financing activities for the six months ended December 31, 2011, was due to a $16.2 million of loan repayments and a $7.4 million increase in restricted cash, offset by a $22.5 million in proceeds from a short term loan.

Cash. As of December 31, 2012, we had cash of approximately $6.5 million as compared to approximately $2.4 million as of June 30, 2012. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

Short-term loans

We had a total of $14.3 million outstanding on loans and credit facilities as of December 31, 2012. The loans consisted of the following:

	December 31,	June 30,
	2012	2012

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, $2,377,500 due November 12, 2013 and $2,377,500 due December 12, 2013, guaranteed by Beijing Xinhang Construction Group.	4,755,000	4,752,000
Loan from Construction bank, interest rate of 6.89% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili.	5,547,500	5,544,000
Loan from Citibank, interest rate of 7.8% per annum, $1,188,750 due March 23, 2013, $1,188,750 due May 13, 2013, $1,585,000 due January 7, 2013, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili. *	3,962,500	2,376,000
Loan from Merchant Bank, was fully repaid on November 8, 2012	-	1,584,000
Loan from ANZ bank, was fully repaid on December 25, 2012.	-	3,168,000
Loan from HSBC, was fully repaid on September 29, 2012	-	1,584,000
	$14,265,000	$19,008,000

The above guarantors are various suppliers to the Company.

* The Company repaid $1,585,000 of loan from Citibank on January 7, 2013.

Interest expense on short-term loans for the three months ended December 31, 2012 and 2011 amounted to $637,517 and $192,471, respectively.

Interest expense on short-term loans for the six months ended December 31, 2012 and 2011 amounted to $1,043,505 and $482,489, respectively.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report in Form 10-K for the fiscal year ended June 30, 2012, we consider our estimates on accounting for (i) revenue recognition, (ii) accounts receivable, (iii) accounting for long-lived assets, (iv) income taxes, (v) value-added tax, (vi) financial instruments, (vii) stock-based compensation, and (viii) investments to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended December 31, 2012.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 18 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately $14.3 million as of December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due to the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

In an effort to remedy this material weakness in the future, we are:

  Developing a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

  Designing and implementing a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

  Implementing an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

  Hiring an individual that possesses the requisite U.S. GAAP experience and education.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the three months ended December 31, 2012.

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

There were no unregistered sales of equity securities during the fiscal quarter ended December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended December 31, 2012.

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

Date: February 14, 2013

CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Weile He
Weile He, Interim Chief Financial Officer
(Interim Principal Financial Officer and
Interim Principal Accounting Officer)