Form 10-Q
period 2013-03-31
China Advanced Construction Materials Group, Inc
filed 2013-05-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,839,464

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4.	CONTROLS AND PROCEDURES	39

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	40
ITEM 1A.	RISK FACTORS	40
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40
ITEM 4.	MINE SAFETY DISCLOSURES	40
ITEM 5.	OTHER INFORMATION	40
ITEM 6.	EXHIBITS	40

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
ASSETS	2013	2012

CURRENT ASSETS:
Cash	$2,252,496	$2,409,914
Restricted cash	4,324,090	6,536,082
Accounts and notes receivable, net of allowance for doubtful accounts of $33,291,143 and $24,913,151, respectively	66,096,131	109,977,143
Inventories	846,488	2,042,156
Other receivables and advances, net	5,226,523	1,298,942
Other receivable from termination of lease, net	6,167,396
Prepayments	9,055,149	11,694,758
Deferred tax assets	3,293,051	3,293,051
Total current assets	97,261,324	137,252,046

PROPERTY, PLANT AND EQUIPMENT, net	16,448,846	20,622,505

OTHER ASSETS:
Other receivable from termination of lease, net	6,046,218	-
Advances on equipment purchases	4,646,510	4,617,360
Prepayments	-	1,140,498
Deferred tax assets	578,413	578,413
Total other assets	11,271,141	6,336,271

Total assets	$124,981,311	$164,210,822

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks	$14,664,800	$19,008,000
Short term borrowing	267,154	-
Accounts payable	38,247,116	57,171,917
Customer deposits	1,219,481	798,096
Other payables	1,147,510	4,514,828
Other payables - shareholders	751,378	804,001
Accrued liabilities	819,845	1,712,414
Warrants liability	-	132,427
Capital lease obligations-current	1,813,477	-
Taxes payable	548,930	1,064,953
Total current liabilities	59,479,691	85,206,636

OTHER LIABILITIES
Capital lease obligations-non current	3,707,677	-
Total liabilities	63,187,368	85,206,636

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,839,464 and 17,829,464 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	17,839	17,829
Additional paid-in capital	35,209,004	35,154,257
Retained earnings	11,327,801	29,010,766
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,990,942	8,572,977
Total shareholders' equity	61,793,943	79,004,186
Total liabilities and shareholders' equity	$124,981,311	$164,210,822

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
REVENUE
Sales of concrete	$7,221,971	$18,055,172	$55,159,367	$98,121,928
Manufacturing services	5,616	859,326	4,456,196	7,937,472
Total revenue	7,227,587	18,914,498	59,615,563	106,059,400

COST OF REVENUE
Concrete	6,595,355	15,406,059	45,178,730	78,219,193
Manufacturing services	573,922	1,434,725	3,849,999	7,478,478
Total cost of revenue	7,169,277	16,840,784	49,028,729	85,697,671

GROSS PROFIT	58,310	2,073,714	10,586,834	20,361,729

PROVISION FOR DOUBTFUL ACCOUNTS	1,292,052	3,559,143	11,101,244	13,920,185
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,761,220	3,076,851	9,408,162	9,007,506
RESEARCH AND DEVELOPMENT EXPENSES	205,343	684,523	779,135	2,739,978
LOSS FROM TERMINATION OF LEASE	-	-	4,096,984	-
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	250,746	-	250,746	-
LOSS FROM OPERATIONS	(5,451,051)	(5,246,803)	(15,049,437)	(5,305,940)

OTHER INCOME (EXPENSE), NET
Other subsidy income	433,656	1,134,916	3,576,935	6,373,939
Non-operating income (expense), net	(3,643,362)	(76,464)	(4,284,234)	(115,373)
Change in fair value of warrants liability	30,776	47,418	132,427	(154,080)
Interest income	280,342	89,578	338,403	425,029
Interest expense	(404,424)	(543,219)	(1,585,696)	(1,242,434)
TOTAL OTHER INCOME (EXPENSE), NET	(3,303,012)	652,229	(1,822,165)	5,287,081

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,754,063)	(4,594,574)	(16,871,602)	(18,859)

PROVISION (BENEFIT) FOR INCOME TAXES	36,027	(389,168)	811,363	649,837
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(8,790,090)	$(4,205,406)	$(17,682,965)	$(668,696)

COMPREHENSIVE INCOME (LOSS):
Net Loss	(8,790,090)	(4,205,406)	(17,682,965)	(668,696)
Foreign currency translation adjustment	378,779	515,684	417,965	1,954,252

COMPREHENSIVE INCOME (LOSS)	$(8,411,311)	$(3,689,722)	$(17,265,000)	$1,285,556

LOSS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares:
Basic and diluted	17,839,464	17,822,623	17,837,530	17,814,837

Loss per share:
Basic and diluted	$(0.49)	$(0.24)	$(0.99)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,682,965)	$(668,696)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	2,732,964	3,299,211
Stock-based compensation expense	54,757	112,680
Deferred tax benefit	-	(2,366,431)
Provision for doubtful accounts	11,101,244	13,920,185
Change in fair value of warrants liability	(132,427)	154,080
Loss realized from disposal of property, plant, and equipment	3,766,895	49,363
Loss from termination of lease	4,096,984	-
Impairment loss of long-lived assets	250,746	-
Changes in operating assets and liabilities
Accounts and notes receivable	(1,386,175)	(27,445,560)
Inventories	1,114,636	(487,577)
Other receivables	(479,144)	123,334
Prepayments	2,528,160	(6,702,172)
Long term prepayments	-	1,265,447
Other receivable from termination of lease	2,409,825	-
Accounts payables	(2,688,926)	8,206,872
Customer deposits	414,518	364,332
Other payables	(2,995,764)	299,866
Accrued liabilities	(897,456)	(700,732)
Taxes payable	(492,554)	1,354,597
Net cash provided by (used in) operating activities	1,715,318	(9,221,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	673,315	6,288
Purchases of property, plant and equipment	(267,744)	(251,062)
Purchase of capital lease equipment	(287,707)	-
Proceeds from investments, net of payments for investments	-	12,418,800
Net cash provided by investing activities	117,864	12,174,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	23,375,600	25,314,820
Payments for short term loan	(27,798,500)	(18,163,410)
Proceeds from short term borrowing	3,773,251	-
Payments for short term borrowing	(3,507,270)	-
Rent payable to shareholder	(52,723)	11,891
Restricted cash	2,243,361	(8,244,543)
Net cash used in financing activities	(1,966,281)	(1,081,242)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(24,319)	(21,936)

NET INCREASE (DECREASE) IN CASH	(157,418)	1,849,647

CASH, beginning of period	2,409,914	1,610,699

CASH, end of period	$2,252,496	$3,460,346

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair statement have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2012 annual report filed on Form 10-K filed on September 26, 2012.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	June 30,
	2013	2012
Current assets	$103,714,347	$137,562,780
Property, plant and equipment	16,442,395	20,614,498
Other noncurrent assets	1,850,211	3,358,098
Total assets	122,006,953	161,535,376

Liabilities	(62,107,905)	(83,829,907)

Intercompany payables*	(7,280,673)	(8,266,799)

Total liabilities	(69,388,578)	(92,096,706)

Net assets	$52,618,375	$69,438,670

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and its VIEs use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with the US GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Asset and liability accounts at March 31, 2013 and June 30, 2012, were translated at RMB 6.27 to $1.00 and RMB 6.31 to $1.00. The average translation rates applied to the consolidated statements of income and cash flows for the nine months ended March 31, 2013 and 2012, were RMB 6.30 and RMB 6.36 to $1.00, respectively.

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

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, accrued expenses and current capital lease obligations qualify as financial instruments, and their carrying amounts are reported in the unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs (See Note 9). The fair value of non-current other receivable and long-term capital lease obligations approximate their fair value as interest rates approximate the market rate.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of March 31, 2013 and June 30, 2012, the Company had deposits in excess of federally insured limits totaling approximately $1.5 million and $1.8 million, respectively.

Restricted cash

Restricted cash represents collateral of $4,324,090 in the form of cash deposits for short term loans.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The allowance for doubtful accounts was approximately $33.3 million and $24.9 million at March 31, 2013 and June 30, 2012, respectively.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refund and other deposits. Management regularly reviews aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. The allowance for other receivable was approximately $2 million and $0.8 million at March 31, 2013 and June 30, 2012, respectively

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2013 and June 30, 2012, the Company determined no reserves for obsolescence were necessary.

Investments

The Company had a one-year investment agreement with a financial investment company, whereby the Company could invest up to approximately RMB 100 million. The financial investment company would then invest the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed at 7% per annum. The Company’s investment was not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company were not insured. The investment contract with the financial investment company was terminated at expiration in October, 2011. The Company received approximately $12.4 million cash proceeds from the financial investment company during the nine months ended March 31, 2012.

During November and December 2011, the Company entered into two two-month agreements with another financial investment company for aggregate amount of RMB 41 million (approximately $6.4 million). Under the agreements, RMB 26 million (approximately $4.1 million) investment expired on January 23, 2012 and RMB 15 million (approximately $2.3 million) investment expired on February 1, 2012. The interest rate was 9% per annum. The Company received $4.1 million cash proceeds plus interest from the above financial investment company on January 21, 2012 and another $2.3 million on February 3, 2012.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. The Company recognized approximately $0.3 million impairment charges relating to the portable plants for the three and nine months ended March 31, 2013.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended March 31, 2013 and 2012, were approximately $0.2 million and $0.7 million, respectively. Research and development costs for the nine months ended March 31, 2013 and 2012, were approximately $0.8 million and $2.7 million, respectively. Advertising costs for three months ended March 31, 2013 and 2012, were approximately $0.4 million and $0.1 million, respectively. Advertising costs for nine months ended March 31, 2013 and 2012, were approximately 0.4 million and $0.2 million, respectively. Repair and maintenance costs for three months ended March 31, 2013 and 2012, were $41,620 and $174,032, respectively. Repair and maintenance costs for nine months ended March 31, 2013 and 2012, were approximately $0.7 million and $0.8 million, respectively.

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

For the three and nine months ended March 31, 2013 and 2012, 585,125 and 616,375 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive, respectively.

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

Note 3 – Supplemental disclosure of cash flow information

For the nine months ended March 31, 2013 and 2012, the Company paid interest in the amount of approximately $1.3 million and $0.8 million respectively.

Cash payments for income tax for the nine months ended March 31, 2013 and 2012, were approximately $1.3 million and $1.6 million, respectively.

Non-cash investing and financing activities

For the nine months ended March 31, 2013, the Company acquired fixed assets under capital lease agreements for approximately $5.8 million (see Note 6).

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold, vehicle rental services provided to other unrelated concrete companies, and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2013	2012
Accounts receivable, current	$97,251,314	$132,355,894
Notes receivable, current	2,135,960	2,534,400
	99,387,274	134,890,294
Less: Allowance for doubtful accounts, current	(33,291,143)	(24,913,151)
Total accounts and notes receivable, net	$66,096,131	$109,977,143

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). The Company recognized approximately $4.1 million loss from the termination of lease for the nine months ended March 31, 2013. As of March 31, 2013, the Company has received approximately $3.9 million of the total $17.8 million, and the remaining $13.9 million proceeds will be paid in installments with no interest bearing by December 31, 2014. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, imputed interest was approximately $1.2 million at December 31, 2012. At March 31, 2013, the receivables from termination of lease had a net balance of approximately $12.2 million, net of allowance of $0.7 million and discount on note of $1 million.

Other receivables and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2013	2012
Other receivables, current	$6,538,869	$2,092,136
Less: Allowance for doubtful accounts, current	(1,312,346)	(793,194)
Other receivables - current, net	$5,226,523	$1,298,942
Other receivables from termination of lease	$13,866,753	$-
Less: Discount on note	(959,802)	-
Allowance for doubtful accounts, non current	(693,337)	-
Other receivables from termination of lease, net	12,213,614	-
Less: Other receivables from termination of lease - current	(6,167,396)	-
Other receivables from termination of lease - non-current	$6,046,218	$-

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2013	2012
Machinery and equipment	$9,577,025	$16,802,708
Transportation equipment	11,373,342	20,920,148
Leased equipment (A)	5,810,130	-
Office equipment	1,261,609	1,316,273
Buildings and improvements	225,516	224,101
Total	28,247,622	39,263,230
Less: Accumulated depreciation	(11,798,776)	(18,640,725)
Plant and equipment, net	$16,448,846	$20,622,505

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to approximately $0.9 million and $1.1 million, respectively.

Depreciation expense for the nine months ended March 31, 2013 and 2012 amounted to approximately $2.7 million and $3.3 million, respectively.

(A) Capital lease

In January 2013, the Company entered into two lease agreements with a third party to lease eight concrete pump trucks for total lease payments of approximately of $6.5 million. The lease term is for three years, starting from January 2013 to January 2016 with monthly lease payment of approximately $0.2 million and interest rate per annum of 7.68% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the three-year lease term (see Note 10). We recognized approximately $0.1 million of interest expense and $0.1 million of depreciation expense and accumulated depreciation related to the lease equipment for the three and nine months ended March 31, 2013.

Note 7 – Prepayments

Prepayments are comprised of plant factory rental prepayments the Company made (see Note 17 for more information on the plant rental) and advances on inventory purchases. Prepayments consisted of the following:

	March 31,	June 30,
	2013	2012
Advances on inventory purchases	$9,055,149	$9,858,320
Rent prepayments	-	2,976,936
Total prepayments	$9,055,149	$12,835,256
Minus: Current portion of prepayments	(9,055,149)	(11,694,758)
Total long-term prepayments	$-	$1,140,498

Note 8– Short term loans and Short term borrowing

Short term loans:

Short term loans represent amounts due to banks and the Company’s employees that are due within one year or on demand. As of March 31, 2013 and June 30, 2012, the outstanding balances on these loans consisted of the following:

	March 31,	June 30,
	2013	2012

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, $2,391,000 due November 12, 2013 and $2,391,000 due December 12, 2013, guaranteed by Beijing Xinhang Construction Group.	4,782,000	4,752,000

Loan from Construction bank, interest rate of 6.89% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	5,579,000	5,544,000
Loan from Citibank, interest rate of 7.68% per annum, $1,195,500 due May 13, 2013, $1,195,500 due August 23, 2013, $1,594,000 due June 6, 2013, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili. *	3,985,000	2,376,000
Loan from Beijing bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Finaning Inc.	318,800	-

Loan from Merchant Bank, was fully repaid on November 8, 2012	-	1,584,000

Loan from ANZ bank, was fully repaid on December 25, 2012.	-	3,168,000

Loan from HSBC, was fully repaid on September 29, 2012	-	1,584,000

	$14,664,800	$19,008,000

* On May 10, 2013, $1,195,500 was repaid.

The above guarantors are various suppliers to the Company.

Interest expense on short-term loans for the three months ended March 31, 2013 and 2012 amounted to approximately $0.4 million and $0.5 million, respectively.

Interest expense on short-term loans for the nine months ended March 31, 2013 and 2012 amounted to approximately $1.6 million and $1 million, respectively.

Short term borrowing:

During the nine months ended March 31, 2013, the Company received a short term borrowing from a third party supplier. The short term borrowing amounted to approximately $0.3 million as of March 31, 2013, and is non-interest bearing. The Company expects to pay the remaining balance of $0.3 million by June 30, 2013.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

June 30,
2012
Annual dividend yield	-
Expected life (years)	0.95
Risk-free interest rate	0.20%
Expected volatility	49%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

Fair Value Measurement at
Carrying Value at
	March 31, 2013	March 31, 2013
		Level 1	Level 2	Level 3

Warrants liability	$-	$-	$-	$-

	Carrying Value at	Fair Value Measurement at
	June 30, 2012	June 30, 2012
		Level 1	Level 2	Level 3

Warrants liability	$132,427	$-	$132,427	$-

The following is a reconciliation of the beginning and ending balances:

Beginning balance, June 30, 2012	$132,427
Warrants exercised for the nine months ended March 31, 2013	-
Change in fair value for the nine months ended March 31, 2013	(132,427)
Ending balance, March 31, 2013	$-

Note 10– Capital lease obligations

Capital lease obligations consist of the following:

	March 31,	June 30,
	2013	2012
Lease obligations for pump trucks expiring in January 2016, lease payment at $181,000 per month with interest at 7.68% per annum	$6,161,223	$-
Less: Deferred interest	(640,069)
	5,521,154	-
Less: Capital lease obligations - current	(1,813,477)	-
Capital lease obligations - non current	$3,707,677	$-

Future annual capital lease payments approximately consist of the following as of March 31, 2013:

Twelve months ending March 31,	Amount
2014	$2,174,000
2015	2,174,000
2016	1,812,000
$6,160,000

Note 11– Related party transactions

Other payables – shareholders

Mr. He Weili, a major shareholder, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For the three months ended March 31, 2013 and 2012, the Company recorded no rent expense to the shareholder. For the nine months ended March 31, 2013 and 2012, the Company recorded rent expense to the shareholder of $0 and $92,000, respectively. As of March 31, 2013 and June 30, 2012, approximately $0 and $53,000 remained unpaid, and were included in other payables - shareholders.

Two shareholders advanced funds to BVI-ACM on March 12, 2008, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand.

Total other payables - shareholders consisted of the following:

	March 31,	June 30,
	2013	2012
Han Xianfu, shareholder	$419,161	$450,540
He Weili, shareholder	332,217	353,461
	$751,378	$804,001

Note 12– Income taxes

(a) Corporate income tax

China ACM and AIH were organized in the United States. China ACM has incurred a tax loss of $0 for income tax purposes for the nine months ended March 31, 2013, which excludes $54,757 stock based compensation expenses and gain in fair value of warrant liabilities of $132,427. As of March 31, 2013, net operating loss carry forward for United States income taxes was approximately $1.7 million. The net operating loss carry forwards is available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses in United States companies. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the nine months ended March 31, 2013 and 2012 were an increase of approximately $0 and $22,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly. AIH had no operations since it was incorporated and no income tax incurred; it was dissolved on August 30, 2011.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $25.4 million and $40.9 million as of March 31, 2013 and June 30, 2012, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25% instead of the former tax rate of 33%. In 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company has received the approval of the income tax reduction from 25% to 15% from June 13, 2012 to June 12, 2015.

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

Income (Loss) before provision for income taxes consisted of:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

USA	$12,206	$(374,670)	$(680,534)	$(1,878,589)
China	(8,766,269)	(4,219,904)	(16,191,068)	1,859,730
	$(8,754,063)	$(4,594,574)	$(16,871,602)	$(18,859)

Provision (Benefit) for income taxes consisted of:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Current provision:
USA	$-	$-	$-	$-
China	36,027	215,886	811,363	3,016,268
Total current provision (benefit)	36,027	215,886	811,363	3,016,268
Deferred provision:
USA	-	-	-	-
China	-	(605,054)	-	(2,366,431)
Total deferred provision (benefit)	-	(605,054)	-	(2,366,431)
Total provision (benefit) for income taxes	$36,027	$(389,168)	$811,363	$649,837

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2013	2012
Deferred tax assets - current
Provision for doubtful accounts	$4,584,414	$3,293,051
	4,584,414	3,293,051
Valuation allowance	(1,291,363)	-
Total deferred tax assets - current	$3,293,051	$3,293,051
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$541,813	$541,813
Impairment loss of long-lived assets	578,413	578,413
	1,120,226	1,120,226
Valuation allowance	(541,813)	(541,813)
Total deferred tax assets - non-current	$578,413	$578,413

The Company has incurred losses from operations during all periods presented. In expecting the loss from operations in the near term, the Company decided to provide approximately $1.8 million valuation allowances against for the deferred tax assets as of March 31, 2013, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Taxes payable consisted of the following:

	March 31,	June 30,
	2013	2012
Income taxes payable	$507,933	$1,030,952
Other taxes payable	40,997	34,001
Total taxes payable	$548,930	$1,064,953

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2013 and June 30, 2012. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three and nine months ended March 31, 2013 and 2012, the Company did not incur any interest and penalties.

Note 13– Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management, and consultants.

The Company did not grant any restricted stock during the nine months ended March 31, 2013.

For the three months ended March 31, 2013 and 2012, the Company recognized $17,985 and $27,321 of compensation expenses related to restricted stock grants, respectively. For the nine months ended March 31, 2013 and 2012, the Company recognized $54,757 and $112,680 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of March 31, 2013 was approximately $10,000, which is expected to be recognized over a weighted average period of approximately 0.2 years.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
		Fair Value Per	Value
Restricted stock grants	Shares	Share
Nonvested as of June 30, 2012	40,000	$1.72	$65,600
Granted	-	-
Forfeited	-	-
Vested	(30,000)	1.72	14,575
Nonvested as of March 31, 2013	10,000	$1.72	$4,100

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2 million as of March 31, 2013 and June 30, 2012.

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

Note 15– Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to qualified employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The Company’s contributions of employment benefits, including pension were approximately $0.6 million and $0.4 million for the nine months ended March 31, 2013 and 2012, respectively.

Note 16– Commitments

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

Total operating lease expenses for the three months ended March 31, 2013 and 2012, were approximately $0.4 million and $0.7 million, respectively. Total operating lease expenses for the nine months ended March 31, 2013 and 2012, were approximately $1.9 million and $2 million, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment made as of March 31, 2013, under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2014	$750,000
2015	419,000
2016	419,000
2017	419,000
2018	419,000
Thereafter	1,274,000

Note 17-- Business Segments

The Company’s operations are classified into three principal reportable segments that provide different products or services. The Company is engaged in the business of selling concrete and manufacturing concrete. Separate segments are required because each business unit is subject to different production and technology strategies.

For the three months ended March 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$7,221,971	$5,616	$-	$7,227,587
Depreciation	(514,817)	(311,884)	(109,420)	(936,121)
Segment profit (loss) (2)	(197,342)	(819,693)	(4,434,016)	(5,451,051)
Other income (expenses)	1,016,182	(18,901)	(4,176,211)	(3,178,930)
Interest income	267,276	-	13,066	280,342
Interest expense	-	-	(404,424)	(404,424)
Capital expenditures	(646)	-	(736)	(1,382)
Total assets as of March 31, 2013	$115,639,099	$9,342,212	$-	$124,981,311

For the nine months ended March 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$55,159,367	$4,456,196	$-	$59,615,563
Depreciation	(1,459,328)	(1,027,477)	(246,159)	(2,732,964)
Segment profit (loss) (2)	9,784,804	197,271	(25,031,512)	(15,049,437)
Other income (expenses)	3,208,620	267,372	(4,050,864)	(574,872)
Interest income	267,276	-	71,127	338,403
Interest expense	-	-	(1,585,696)	(1,585,696)
Capital expenditures	(125,202)	-	(142,542)	(267,744)
Total assets as of March 31, 2013	$115,639,099	$9,342,212	$-	$124,981,311

For the three months ended March 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$18,055,172	$859,326	$-	$18,914,498
Depreciation	(432,784)	(603,040)	(72,198)	(1,108,022)
Segment profit (loss) (2)	2,020,127	(605,335)	(6,661,595)	(5,246,803)
Other income (expenses)	1,083,310	51,606	(29,046)	1,105,870
Interest income	-	-	89,578	89,578
Interest expense	-	-	(543,219)	(543,219)
Capital expenditures	(34,128)	(1,624)	-	(35,752)
Total assets as of March 31, 2012	$152,205,521	$12,312,508	$-	$164,518,029

For the nine months ended March 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$98,121,928	$7,937,472	$-	$106,059,400
Depreciation	(1,199,440)	(1,880,117)	(219,654)	(3,299,211)
Segment profit (loss) (2)	18,528,623	363,186	(24,197,749)	(5,305,940)
Other income (expenses)	5,887,316	486,623	(269,453)	6,104,486
Interest income	-	-	425,029	425,029
Interest expense	-	-	(1,242,434)	(1,242,434)
Capital expenditures	(232,273)	(18,789)	-	(251,062)
Total assets as of March 31, 2012	$152,205,521	$12,312,508	$-	$164,518,029

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

During the three and nine months ended March 31, 2013, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (two as of March 31, 2013) and our portable plants (ten as of March 31, 2013) located in various provinces throughout China. We own one concrete plant and its related equipment. In addition, we have technical and preferred procurement agreements with three independently owned concrete mixture stations, pursuant to which we are paid by percentages of cost savings for technical support provided to clients and of sales price for projects we refer to other stations due to the geographical location of our owned and leased plants. Two of the technically serviced plants are located in Datong, Shaanxi and one in Mianyang, Sichuan.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the quarter ended March 31, 2013, five customers accounted for approximately 25.5% of the Company’s sales and 13.7% of the Company’s account receivables as of March 31, 2013. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

PRC Taxation

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the new Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company has received the approval of the income tax reduction from 25% to 15% for the period from June 13, 2012 to June 12, 2015.

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

As such, warrants are not afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and, as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended March 31, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: selling concrete, manufacturing concrete, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended March 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$7,221,971	$5,616	$-	$7,227,587
Depreciation	(514,817)	(311,884)	(109,420)	(936,121)
Segment profit (loss) (2)	(197,342)	(819,693)	(4,434,016)	(5,451,051)
Other income (expenses)	1,016,182	(18,901)	(4,176,211)	(3,178,930)
Interest income	267,276	-	13,066	280,342
Interest expense	-	-	(404,424)	(404,424)
Capital expenditures	(646)	-	(736)	(1,382)
Total assets as of March 31, 2013	$115,639,099	$9,342,212	$-	$124,981,311

For the nine months ended March 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$55,159,367	$4,456,196	$-	$59,615,563
Depreciation	(1,459,328)	(1,027,477)	(246,159)	(2,732,964)
Segment profit (loss) (2)	9,784,804	197,271	(25,031,512)	(15,049,437)
Other income (expenses)	3,208,620	267,372	(4,050,864)	(574,872)
Interest income	267,276	-	71,127	338,403
Interest expense	-	-	(1,585,696)	(1,585,696)
Capital expenditures	(125,202)	-	(142,542)	(267,744)
Total assets as of March 31, 2013	$115,639,099	$9,342,212	$-	$124,981,311

For the three months ended March 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$18,055,172	$859,326	$-	$18,914,498
Depreciation	(432,784)	(603,040)	(72,198)	(1,108,022)
Segment profit (loss) (2)	2,020,127	(605,335)	(6,661,595)	(5,246,803)
Other income (expenses)	1,083,310	51,606	(29,046)	1,105,870
Interest income	-	-	89,578	89,578
Interest expense	-	-	(543,219)	(543,219)
Capital expenditures	(34,128)	(1,624)	-	(35,752)
Total assets as of March 31, 2012	$152,205,521	$12,312,508	$-	$164,518,029

For the nine months ended March 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$98,121,928	$7,937,472	$-	$106,059,400
Depreciation	(1,199,440)	(1,880,117)	(219,654)	(3,299,211)
Segment profit (loss) (2)	18,528,623	363,186	(24,197,749)	(5,305,940)
Other income (expenses)	5,887,316	486,623	(269,453)	6,104,486
Interest income	-	-	425,029	425,029
Interest expense	-	-	(1,242,434)	(1,242,434)
Capital expenditures	(232,273)	(18,789)	-	(251,062)
Total assets as of March 31, 2012	$152,205,521	$12,312,508	$-	$164,518,029

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

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of 2 ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 10 rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high-speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the three months ended March 31, 2013 and 2012, in US dollars:

	Three Months Ended
	March 31,
	2013	2012		Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)
Total revenue	$7,227,587	$18,914,498	$(11,686,911)	(62	) %
Total cost of revenue	7,169,277	16,840,784	(9,671,507)	(57	) %
Gross profit	58,310	2,073,714	(2,015,404)	(97	) %
Provision for doubtful accounts	1,292,052	3,559,143	(2,267,091)	(64	) %
Selling, general and administrative expenses	3,761,220	3,076,851	684,369	22%
Research and development expenses	205,343	684,523	(479,180)	(70	) %
Impairment loss of long-lived assets	250,746	-	250,746
Loss from operations	(5,451,051)	(5,246,803)	(204,248)	4%
Other income (expense), net	(3,303,012)	652,229	(3,955,241)	(606	) %
Loss before provision for income taxes	(8,754,063)	(4,594,574)	(4,159,489)	91%
Income taxes provision (benefit)	36,027	(389,168)	425,195	(109	) %
Net loss available to Common shareholders	$(8,790,090)	$(4,205,406)	$(4,584,684)	109%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the three months ended March 31, 2013, we generated total revenue of approximately $7.2 million, compared to approximately $18.9 million during the three months ended March 31, 2012, a decrease of approximately $11.7 million, or 62%. Such decrease was primarily due to a decrease in our sales generated from the concrete division for the three months ended March 31, 2013, which was approximately $7.2 million, a decrease of approximately $10.8 million, or 60%, compared to the three months ended March 31, 2012. The decrease in revenues attributable to concrete sales was principally due to the decreased demand of concrete sales in line with the slowing down of the local housing markets in the areas in which we operate, as well as overall economic growth. China’s central government continues to impose restrictions on the purchase of residential apartments in order to control housing prices in China, and, in addition, China’s economic growth has been decelerating since 2012, which has caused an adverse impact on the construction industry in China.

During the three months ended March 31, 2013, we suspended the operations of some portable plants due to inspections of high speed railroad projects by the government in China. These projects contributed $5,616 to our total revenue for the three months ended March 31, 2013, a decrease of approximately $0.9 million, compared to the three months ended March 31, 2012.

The decrease in revenue was attributable to our manufacturing services was principally due to the temporary suspension of operations of a number of our portable plants during the three months ended March 31, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $7.2 million for the three months ended March 31, 2013, as compared to approximately $16.8 million for the three months ended March 31, 2012, a decrease of approximately $9.7 million, or 57%. The decrease of cost of revenue was due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production of our manufacturing services compared to the three months ended March 31, 2012.

The cost of revenue on concrete decreased approximately $8.8 million, or 57%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Such decrease was due to a decrease in our concrete production, which therefore lead to a smaller base of raw material purchases with lower overall volume of traditional concrete sales.

Cost of revenue with respect to our manufacturing services decreased approximately $0.9 million, or 60%, during the three months ended March 31, 2013, as compared to the same period during the three months ended March 31, 2012. The decrease in our cost of sales was due to decreased revenue from manufacturing services.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $0.1 million for the three months ended March 31, 2013, as compared to approximately $2.1 million for the three months ended March 31, 2012. Our gross profit for sale of concrete was approximately $0.6 million, or 9% of revenue, for the three months ended March 31, 2013, compared to approximately $2.6 million, or 15% of revenue for the three months ended March 31, 2012, a decrease of approximately $2 million. The lower gross profit from concrete sales for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, reflects lower demand and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Our gross loss with respect to our manufacturing services was approximately $0.6 million, for the three months ended March 31, 2013, flat with $0.6 million gross loss during the three months ended March 31, 2012.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $1.3 million for the three months ended March 31, 2013, a decrease of approximately $2.3 million, compared to approximately $3.6 million for three months ended March 31, 2012. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $33.3 million at March 31, 2013, compared to approximately $24.9 million at June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $3.8 million for the three months ended March 31, 2013, an increase of approximately $0.7 million, or 22%, as compared to approximately $3.1 million for the three months ended March 31, 2012. The increase was principally due to a $0.4 million increase in salary and employment benefit expense and a $0.4 million increase in advertising expense, offset by a $0.1 million decrease in other expenses.

Research and development (“R&D”) expenses. Research and development expenses were approximately $0.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The $0.5 million decrease during the three months ended March 31, 2013, was mainly due to the fact that we made fewer R&D expenditures due to the lack of cash.

Impairment loss of long-lived assets. For the three months ended March 31, 2013, we incurred $0.3 million impairment loss of long-lived assets due to the carrying values of our portable plants were impaired. During the three months ended March 31, 2013, the operations of a number of our portable plants were temporarily suspended. The sum of the discounted future cash flows expected to result from the portable plants and their disposition is less than the carrying value. Therefore we determined the fair value of those portable plants was $0.3 million less than the carrying value at March 31, 2013.

Loss from Operations. We recognized loss from operations of approximately $5.4 million for the three months ended March 31, 2013, as compared to loss from operations of approximately $5.2 million for the three months ended March 31, 2012, an increase of approximately $0.2 million in loss from operations. Such increase in loss from operations was primarily due to a $2.4 million decrease in income from operations of our concrete sales and manufacturing services, a $0.7 million increase in general and administrative expenses, offset by a $2.3 million decrease in provision of doubtful accounts and a $0.5 million decrease in research and development expenses.

Loss from operations of our concrete sales business for the three months ended March 31, 2013, was approximately $0.2 million, a decrease of 110% from income from operations of this segment of $2 million for the three months ended March 31, 2012. The $2.2 million decrease was primarily due to the lower demand in the housing market and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Loss from operations of our manufacturing services business for the three months ended March 31, 2013, was approximately $0.8 million, compared to loss from operations of this segment of approximately $0.6 million for the three months ended March 31, 2012. The $0.2 million increase in loss from operations was primarily due to a $0.3 million impairment loss of long-lived assets for our manufacturing services during the three months ended March 31, 2013.

Our Corporate segment recorded depreciation of approximately $0.1 million in both the three months ended March 31, 2013 and 2012. Corporate recorded segment loss of approximately $4.4 million in the three months ended March 31, 2013, compared to segment loss of approximately $6.7 million in the three months ended March 31, 2012. The $2.3 million decrease in segment loss was primarily due to a $2.3 million decrease in provision for doubtful accounts and a $0.5 million decrease in R&D expenses, offset by a $0.7 million increase in general and administrative expenses during the three months ended March 31, 2013.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other expense of approximately $3.3 million for three months ended March 31, 2013, as compared to net other income of approximately $0.7 million for the three months ended March 31, 2012, a decrease in other income of approximately $4 million. The decrease in net other income was due to a $3.5 million increase in loss realized from disposal of fixed assets during the three months ended March 31, 2013, from termination of operating lease agreements for two leased plants in Beijing and disposal of some of the fixed assets. We also recognized other subsidy income of approximately $0.4 million for the three months ended March 31, 2013, as compared to $1.1 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 62%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $0.4 million for the three months ended March 31, 2013, as compared to $0.5 million for the three months ended March 31, 2012, a decrease of $0.1 million related to short-term loans. The Company also had interest income of $0.3 million for the three months ended March 31, 2013, as compared to $0.1 million in the three months ended March 31, 2012, an increase of $0.2 million related to amortization of discount on lease receivable.

Provision (benefit) for Income Taxes. Provision for income taxes amounted to $36,027 for the three months ended March 31, 2013, as compared to approximately $0.4 million benefit for income taxes for the three months ended March 31, 2012. In expecting the loss from operations in the near term, the Company decided to provide a $1.8 million valuation allowance against the deferred tax assets related to provision for doubtful accounts as of March 31, 2013, since the deferred tax benefits might not be utilized if the Company continues to have loss from operations. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We recognized net loss of approximately $8.8 million for the three months ended March 31, 2013, as compared to net loss of approximately $4.2 million for the three months ended March 31, 2012, an increase of $4.6 million in net loss. Such increase in net loss was primarily due to the decrease in gross profits of concrete sales and manufacturing service, the increase in selling, general and administrative expenses, the impairment charge for long-lived assets, and the increase in loss on disposal of fixed assets, offset by the decrease in provision of doubtful accounts and R&D expenses.

Comparison of the Nine Months Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the nine months ended March 31, 2013 and 2012, in US dollars:

	Nine Months Ended
	March 31,
	2013	2012		Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)
Total revenue	$59,615,563	$106,059,400	$(46,443,837)	(44)%
Total cost of revenue	49,028,729	85,697,671	(36,668,942)	(43)%
Gross profit	10,586,834	20,361,729	(9,774,895)	(48)%
Provision for doubtful accounts	11,101,244	13,920,185	(2,818,941)	(20)%
Selling, general and administrative expenses	9,408,162	9,007,506	400,656	4%
Research and development expenses	779,135	2,739,978	(1,960,843)	(72)%
Loss from termination of lease	4,096,984	-	4,096,984	100%
Impairment loss of long-lived assets	250,746	-	250,746	100%
Loss from operations	(15,049,437)	(5,305,940)	(9,743,497)	184%
Other income (expense), net	(1,822,165)	5,287,081	(7,109,246)	(134)%
Loss before provision for income taxes	(16,871,602)	(18,859)	(16,852,743)
Income taxes provision	811,363	649,837	161,526	25%
Net loss available to Common shareholders	$(17,682,965)	$(668,696)	$(17,014,269)

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the nine months ended March 31, 2013, we generated total revenue of approximately $59.6 million, compared to approximately $106.1million during the nine months ended March 31, 2012, a decrease of approximately $46.4 million, or 44%. Such decrease was primarily due to our sales generated from the concrete division for the nine months ended March 31, 2013, which was approximately $55.2 million, a decrease of approximately $43 million, or 44%, compared to $98.1 million for the nine months ended March 31, 2012. The decrease in revenue attributable to concrete sales was principally due to the decreased demand of concrete sales in line with slowing down of the local housing markets in the areas in which we operate, and the overall slowing of economic growth in China. China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and, in addition, China’s economic growth has been decelerating since 2012, which has caused adverse impact on construction industry in China.

During the nine months ended March 31, 2013, we continued to supply concrete products to ten railway projects throughout China through our portable plants, specifically our projects located in Shaanxi Province, Jiangsu Province, Hebei Province, Guangxi Province, Zhejiang Province, Liaoning Province, and Anhui Province. We temporarily suspended the operations of some portable plants in the first quarter ended March 31. 2013 due to inspections of high speed railroad projects by the government in China. These projects contributed approximately $4.5 million to our total revenue for the nine months ended March 31, 2013, a decrease of approximately $3.5 million, or 44%, compared $7.9 million for the nine months ended March 31, 2012. The decrease in revenues attributable to our manufacturing services was principally due to the temporarily suspension of operations of a number of our portable plants during the nine months ended March 31, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $49 million for the nine months ended March 31, 2013, as compared to approximately $85.7 million for the nine months ended March 31, 2012, a decrease of approximately $36.7 million, or 43%. The decrease of cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the nine months ended March 31, 2012.

The cost of revenue on concrete decreased approximately $33 million, or 42%, for the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012. Such decrease was due to a decrease in our concrete production leading to a smaller base of raw material purchases with lower overall volume of traditional concrete sales.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased approximately $3.6 million, or 49%, during the nine months ended March 31, 2013, as compared to the same period last year.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $10.6 million for the nine months ended March 31, 2013, as compared to approximately $20.4 million for the nine months ended March 31, 2012. Our gross profit for sale of concrete was approximately $10 million, or 18% of revenue, for the nine months ended March 31, 2013, compared to approximately $19.9 million, or 20% of revenue for the nine months ended March 31, 2012, a decrease of approximately $9.9 million. The lower gross profit for concrete sales for the nine months ended March 31, 2013, compared with the same period last year, reflects lower demand and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Our gross profit with respect to our manufacturing services was approximately $0.6 million, or 14%, for the nine months ended March 31, 2013, an increase of $0.1 million from $0.5 million during the nine months ended March 31, 2012. Such increase was principally due to the decrease cost of revenue for manufacturing services for nine months ended March 31, 2013. The primary reasons for the margin increase compared to the same period last year were higher production rates at our plants and a decrease in costs of transportation.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $11.1 million for the nine months ended March 31, 2013, a decrease of approximately $2.8 million, compared to approximately $13.9 million for nine months ended March 31, 2012. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $33.3 million at March 31, 2013, compared to approximately $24.9 million at June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $9.4 million for the nine months ended March 31, 2013, an increase of approximately $0.4 million, or 4%, as compared to approximately $9 million for the nine months ended March 31, 2012. The increase was principally due to a $0.6 million increase in salary and employment benefit expense, a $0.3 million increase in advertising expense and a $0.1 million increase in audit fee, offset by a $0.3 million decrease in professional expenses, a $0.2 million decrease in board of director fee, and a $0.1 million decrease in other office expenses.

Research and development expenses. Research and development expenses were approximately $0.8 million and $2.7 million for the nine months ended March 31, 2013 and 2012, respectively. The $1.9 million decrease was mainly due to lower R&D expenditures resulting from lack of cash.

Loss from termination of lease. On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012, and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). The Company recognized approximately $4.1 million loss from the termination of the lease for the nine months ended March 31, 2012.

Impairment loss of long-lived assets. For the nine months ended March 31, 2013, we incurred $0.3 million impairment of long-lived assets due to the carrying values of some of our portable plants were impaired. During the nine months ended March 31, 2013, the operations of a number of our portable plants were temporarily suspended. The sum of the discounted future cash flows expected to result from the portable plants and their disposition is less than the carrying value. Therefore we determined the fair value of those portable plants was $0.3 million less than the carrying value at March 31, 2013.

Loss from Operations. We recognized loss from operations of approximately $15 million for the nine months ended March 31, 2013, as compared to loss from operations of approximately $5.3 million for the nine months ended March 31, 2012, an increase of approximately $9.7 million in loss from operations. Such increase in loss from operations was primarily due to a $13 million decrease in income from operation of our concrete sales and manufacturing services, including a $4.1 million increase in loss from the termination of a lease, and a $0.4 million increase in general and administrative, offset by a $2.8 million decrease in provision of doubtful accounts and a $2 million decrease in research and development expenses.

Income from operations of our concrete sales business for the nine months ended March 31, 2013, was approximately $5.7 million, a decrease of 226% from income from operations of this segment of $18.5 million for the nine months ended March 31, 2012. The $12.8 million decrease was primarily due to the lower demand in the housing market, lower prices for our concrete products in Beijing as compared to the prior fiscal year and a $4.1 million loss from the termination of a lease.

Income from operations of our manufacturing services business for the nine months ended March 31, 2013, was approximately $0.2 million, compared to income from operations of this segment of approximately $0.4 million for the nine months ended March 31, 2012. The $0.2 million decrease was primarily due to a $0.3 million impairment charge of long-lived assets related to our manufacturing services during the nine months ended March 31, 2013.

Our Corporate segment recorded depreciation of approximately $0.2 million in the nine months ended March 31, 2013 and 2012. Corporate recorded segment loss of approximately $20.9 million in the nine months ended March 31, 2013, compared to recorded segment loss of approximately $24.2 million in the nine months ended March 31, 2012. The $3.3 million decrease in segment loss was primarily due to a $2.8 million decrease in provision for doubtful accounts and a $2 million decrease in R&D expenses, offset by a $0.4 million increase in general and administrative expenses during the nine months ended March 31, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other expense of approximately $1.8 million for nine months ended March 31, 2013, as compared to net other income of approximately $5.3 million for the nine months ended March 31, 2012, a decrease in other income of approximately $7.1 million, or 134%. The decrease in net other income was mainly due to a $4.2 million increase in loss realized from disposal of fixed assets, and a $0.3 million increase in change in fair value of warrants liability. We also recognized other subsidy income of approximately $3.6 million for the nine months ended March 31, 2013, as compared to $6.4 million for the nine months ended March 31, 2012, a decrease of $2.8 million or 44%. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to August 2009, and thereafter a two year extension on the VAT tax exemption from June 2009 through June 2013. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $1.6 million for the nine months ended March 31, 2013, as compared to $1.2 million for the nine months ended March 31, 2012, an increase of $0.3 million related to short-term loans. The Company also had interest income of $0.3 million for the nine months ended March 31, 2013, as compared to $0.4 million in the nine months ended March 31, 2012, a decrease of $0.1 million related to short term investments decreased.

Provision for Income Taxes. Provision for income taxes amounted to approximately $0.8 million for the nine months ended March 31, 2013, as compared to $0.6 million provision for income taxes for the nine months ended March 31, 2012. The Company had loss from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide a $1.8 million valuation allowances against the deferred tax assets related to provision for doubtful accounts as of March 31, 2013, since the deferred tax benefits might not be utilized if the Company continues to have loss from operations. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction from 25% to 15%through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, XinAo has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We recognized net loss of approximately $17.7 million for the nine months ended March 31, 2013, as compared to net loss of approximately $0.7 million for the nine months ended March 31, 2012, a increase of $17 million in net loss. Such increase in net loss was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in loss from termination of lease, offset by the decrease in provision of doubtful accounts and R&D expenses.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $2.3 million and restricted cash of approximately $4.3 million. As of March 31, 2013, subsidiaries outside the U.S. held, in the aggregate, cash and cash equivalents of approximately $2.3 million, restricted cash of approximately $4.3 million, which represented 100% of our cash. Our BVI subsidiary holds a negligible amount of cash. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by your foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of March 31, 2013, we had working capital of approximately $35.8 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	Summary of Cash Flow Statements
	For the Nine Months Ended
	March 31,
	2013	2012
Net cash provided by (used in) operating activities	$1,715,318	$(9,221,201)
Net cash provided by investing activities	117,864	12,174,026
Net cash used in financing activities	(1,966,281)	(1,081,242)
Effect of foreign currency translation on cash and cash equivalents	(24,319)	(21,936)
Net increase (decrease) in cash and cash equivalents	$(157,418)	$1,849,647

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $1.7 million for the nine months ended March 31, 2013, was primarily attributable to net loss adjusted to reconcile to net cash provided by operating activities of $4.2 million, which primarily included adjustment for a $2.7 million of depreciation, a $11.1 million of provision for doubtful accounts, a $3.8 million of loss realized from disposal of property, plant and equipment, and a $4.1 million loss from termination of lease. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $2.5 million, which was mainly due to a $1.4 million change in accounts receivable, a $2.7 million change in accounts payable, a $3 million change in other payables and a $0.9 million change in accrued liability, offset by a $1.1 million change in inventories, a $2.5 million change in prepayments, and a $2.4 million change in other receivable from termination of lease.

Net cash used in operating activities totaled approximately $9.2 million for the nine months ended March 31, 2012, was primarily attributable to net loss adjusted to reconcile to net cash provided by operating activities of $14.5 million, which primarily included adjustment for a $3.3 million of depreciation, a $2.4 million of deferred tax benefit, and a $13.9 million of provision for doubtful accounts. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $23.7 million, which mainly due a $27.4 million change in accounts and notes receivable, a $0.5 million change in inventory, a $5.4 million change in prepayments, and a $0.7 million change in accrued liabilities, offset by a $8.2 million change in accounts payables, and a $1.4 million change in taxes payable.

One factor that had an impact on our net cash provided by operating activities was slower collection of accounts receivable and other receivables on account of the tightening of monetary policy by the Chinese government due to its concern over inflation, which affects the real estate and construction industries adversely. Since some of our customers appeared to have the problems of declining business and shortage in cash, our days sales outstanding lengthened to 405 days in the nine months ended March 31, 2013, compared to 239 days in the nine months ended March 31, 2012, and accordingly, our accounts receivable turnover ratio was 0.90 in the nine months ended March 31, 2013, compared to 1.52 in the nine months ended March 31, 2012.

We aim to make improvements in our cash flow from operating activities stemming from anticipated increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $0.1 million for the nine months ended March 31, 2013, was primarily attributable to a $0.7 million proceeds from disposal of property, plant and equipment, offset by $0.3 million purchases of property, plant and equipment and a $0.3 million purchase of capital lease equipment. Net cash provided by investing activities was approximately $12.2 million for the nine months ended March 31, 2012, was primarily attributable to a $12.4 million net proceeds from investment, offset by a $0.3 million purchases of property, plant and equipment.

Financing Activities. Net cash used in financing activities totaled approximately $2 million for the nine months ended March 31, 2013, was primarily attributable to a $23.4 million cash proceeds from bank loans, a $3.8 million proceeds from short term borrowing and a $2.2 million decrease in restricted cash, offset by a $27.8 million repayments of bank loans. Net cash used in financing activities totaled approximately $1.1 million for the nine months ended March 31, 2012 , was primarily attributable to a $18.2 million of loan repayments and a $8.2 million increase in restricted cash, offset by a $25.3 million in proceeds from a short term loan.

Cash. As of March 31, 2013, we had cash of approximately $2.3 million as compared to approximately $2.4 million as of June 30, 2012. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

Short-term loans

We had a total of $14.7 million outstanding on loans and credit facilities as of March 31, 2013. The loans consisted of the following:

	March 31,	June 30,
	2013	2012

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, $2,391,000 due November 12, 2013 and $2,391,000 due December 12, 2013, guaranteed by Beijing Xinhang Construction Group.	$4,782,000	$4,752,000

Loan from Construction bank, interest rate of 6.89% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	5,579,000	5,544,000

Loan from Citibank, interest rate of 7.68% per annum, $1,195,500 due May 13, 2013, $1,195,500 due August 23, 2013, $1,594,000 due June 6, 2013, guaranteed by Beijing Xinhang Construction Group, Mr. Han Xianfu and Mr. He Weili. *	3,985,000	2,376,000

Loan from Beijing bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Finaning Inc.	318,800	-

Loan from Merchant Bank, was fully repaid on November 8, 2012	-	1,584,000

Loan from ANZ bank, was fully repaid on December 25, 2012.	-	3,168,000

Loan from HSBC, was fully repaid on September 29, 2012	-	1,584,000
	$14,664,800	$19,008,000

* On May 10, 2013, $1,195,000 was repaid.

Each of the guarantors identified above are suppliers to the Company.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report in Form 10-K for the fiscal year ended June 30, 2012, we consider our estimates on accounting for (i) revenue recognition, (ii) accounts receivable, (iii) accounting for long-lived assets, (iv) income taxes, (v) value-added tax, (vi) financial instruments, (vii) stock-based compensation, and (viii) investments to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended March 31, 2013.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. The change in interest rates has minimum impact on our bank loans. Our total borrowings were approximately $14.7 million as of March 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the three months ended March 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2013.

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

Date: May 15, 2013	CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weile He
Weile He, Interim Chief Financial Officer
(Interim Principal Financial Officer and
Interim Principal Accounting Officer)