Form 10-K
period 2013-06-30
China Advanced Construction Materials Group, Inc
filed 2013-09-25
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-141568

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8468508
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

9 North West Fourth Ring Road Yingu Mansion Suite 1708
Haidian District Beijing, People’s Republic of China 100190
(Address of Principal Executive Office and Zip Code)

Registrant’s telephone number, including area code: +86 10 82525361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.001	NASDAQ Capital Market

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [ ] No [X]

At December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there were 17,839,464 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Global Market) was approximately $21.5 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 12, 2013, there were 1,486,871 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE : Portions of the registrant’s Proxy Statement related to the 2013 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2013, are incorporated by reference into Part III of this Form 10-K.

i

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

  “China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
  “BVI” are references to the British Virgin Islands
  “China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI- ACM, China-ACMH and AIH, as well as Xin Ao, but do not include the stockholders of China Advanced;
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

PART I

Item 1. Business

OUR BUSINESS

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity XinAo. The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company is primarily focused on engineering, producing, servicing, delivering and pumping a comprehensive range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. Ready-mixed concrete products are important building materials that are used in a vast majority of commercial, residential and public works construction projects. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, extending product life, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

During the year ended June 30, 2013, we supplied materials and provided services to our customers through our network of ready-mixed concrete plants in Beijing (two as of June 30, 2013) and our portable plants (three as of June 30, 2013) in Anhui province. We own one concrete plant and its related equipment, and we lease one additional plant in Beijing. Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials. We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we may have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

According to the Investment Research Institute of China’s State Development and Reform Commission, during the 12th Five year plan (FYP), which runs from 2011 to 2015, the Chinese government will invest $460 billion (RMB3.05 trillion) in rural infrastructure.

Our Corporate Structure

We own all of the issued and outstanding capital stock of XinAo Construction Materials, Inc., or BVI-ACM, a British Virgin Islands corporation, which in turn owns 100% of the outstanding capital stock of Beijing Ao Hang Construction Materials Technology Co., Ltd., or China-ACMH, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Beijing XinAo Concrete Group Co., Ltd., or XinAo, a company incorporated under the laws of China, and its two shareholders, in which China-ACMH effectively took over management of the business activities of XinAo and has the right to appoint all executives and senior management and the members of the board of directors of XinAo. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate XinAo for an annual fee in the amount of XinAo’s yearly net profits after tax. Additionally, XinAo’s shareholders have pledged their rights, titles and equity interest in XinAo as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH’s rights to control and operate XinAo, XinAo’s shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in XinAo through an Option Agreement.

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

On August 1, 2013, we consummated a reincorporation merger pursuant to which we merged with and into our wholly-owned subsidiary, China Advanced Construction Materials Group, Inc., a newly formed Nevada corporation and the surviving entity in the merger, pursuant to the terms and conditions of an Agreement and Plan of Merger entered into as of August 1, 2013. As a result of the reincorporation the Company is now governed by the laws of the state of Nevada.

Background and History of BVI-ACM and China-ACMH

BVI-ACM was established on October 9, 2007, under the laws of British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of XinAo, a limited liability company formed under laws of China. BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for XinAo. China State Administration of Foreign Exchange, or SAFE, requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters. On September 29, 2007, BVI-ACM was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

On November 23, 2007, BVI-ACM established a subsidiary, China-ACMH, in China as a wholly owned foreign limited liability company with registered capital of $5 million. Through China-ACMH and its variable interest entity XinAo, we are engaged in producing general ready-mixed concrete, customized mechanical refining concrete, and some other concrete-related products which are mainly sold in China. On September 20, 2010, China ACM established a 100% owned subsidiary, Advanced Investment Holdings Co., Inc., or AIH, in the State of Nevada. AIH never engaged in operations and the Company subsequently dissolved AIH on August 30, 2011.

In March and April 2010, XinAo established five 100% owned subsidiaries in China: Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and none of these XinAo subsidiaries had actual operation as of June 30, 2013. The purpose of these subsidiaries is to support the Company’s future growth.

Business Segment Information

During the year ended June 30, 2013, our operations were comprised of two reportable segments: selling concrete and manufacturing concrete.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of the Consolidated Financial Statements appearing elsewhere in this annual report.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of two ready mix concrete batching plants in Beijing. The ready-mixed concrete sales business engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final product in mounted transit mixers to the destination work site, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes due to the chemistry of the concrete mixture which hardens thereafter. The deliverable radius of a concrete mixture from any one of our two ready mix plants in Beijing is approximately 25 kilometers. Traffic conditions are considerations which affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

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

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of 4.5 rapid assembly and deployment batching plants, located in An’hui province. In this segment, we provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high-speed rail projects in China which demand very high quality standards on a time sensitive work schedule. Our high speed rail clients are primarily state-owned conglomerate construction contractors whose business practices follow closely with government policy.

Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy to produce ready-mixed concrete at the job site that we direct into place using a series of conveyors. We use our portable plants to service high-volume projects or projects in remote locations.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including the expected production demand for the plant, the expected types of projects the plant will service, and the desired location of the plant.

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. Our central dispatch system, where available, tracks the status of each mixer truck as to the whereabouts of a particular truck, whether the truck is en route to a particular job site.

Our Industry

Our Industry was influenced by the decline in the macro economy in recent periods. The concrete products industry experienced a slowdown in industry production and economic growth since September 2011. In 2012 and 2013, the slowdown in the industry became more obvious month by month, with profit generally being squeezed by the greater pressure to maintain stable level of production and operation.

China averaged annual GDP growth exceeding 10% over the past 30 years. China has become the world’s second largest economy, both in nominal GDP and purchasing power parity terms, after the United States. In line with this macroeconomic growth the Chinese construction and building material industry has grown tremendously. China uses half of the world’s concrete output and one third of its steel output in construction according to an article in China Orbit published in January 2011. The Chinese market, however, faces some uncertainty going forward in the face of projects initiated under the 2008-2009 Government stimulus package which are coming to an end, macro-economic credit tightening measures by the Government to combat inflation, suspended approval of new high speed railway construction projects by the State Planning Commission and the Ministry of Rail, and increasing industry consolidation pressure for more energy efficient, environmentally conscious and quality consistent cement and concrete.

China is already among the world’s largest construction materials producers, ranking first in the world’s annual output of cement, flat glass, building ceramic and ceramic sanitary ware. The construction materials market includes all manufacturers of sand, gravel, aggregates, cement, concrete and bricks. The market does not include other finished or semi-finished building materials. The performance of the market is forecast to decelerate, with an anticipated CAGR of 6.4% for the five year period 2010-2015, which is still expected to drive the market to a value of $335.5 billion by the end of 2015.

According to Nomura Research, in order to meet a possibly higher energy-saving target during 12th FYP period, China has given high priority to industry consolidation to curb capacities and energy consumption. According to one news report (Source: China Cement Net, Cement Industry Restructuring Set to Start, Sept 13, 2010), China aims to increase the market share of the Top 10 cement producers from 25% (as of 2009) to above 35% by 2015, the end of the 12th FYP period, in terms of cement capacity. The government has a two pronged approach to industry consolidation: phasing out outdated capacity and encouraging merger and acquisition activity in the industry.

On August 9, 2010, China announced that it was closing down 19 metric tons (mt) of outdated cement capacity and 88.3mt of outdated clinker capacity, impacting a total of 762 cement producers across the country. In addition, it was reported that China will eliminate all of its outdated capacity by end of the 12th FYP period. (Source: China Cement Net, Cement Industry Restructuring Set to Start, September 13, 2010). On the other hand, China has issued various policies to encourage industry consolidation since 2005, and the latest one, entitiled “Advice to Promote Company M&A and Industry Restructuring” by China’s State Council on September 6, 2010, stipulates that the government will remove rules that limit cross-regional mergers and acquisitions and that local governments may sign agreements on splitting revenue from companies formed through cross-regional mergers and acquisitions, which removes the biggest obstacle for cross-region mergers and acquisitions. Nomura Research expects industry mergers and acquisitions to speed up in the next few years driven by both governments’ efforts and cement producers’ growth needs.

Construction Demand in China

China’s gross national construction output is expected to increase by 15% during the country’s 12th FYP period (2011-2015), according to a statement from China’s Ministry of Housing and Urban-Rural Development of China on August 18, 2011. During the same period consumption of C60 concrete in China is also expected to increase by 10%.

According to the Summary of Construction Outlook in China (the “Summary”), published in August 6, 2013 by the Freedonia Group, an industry research firm, construction expenditures in China are expected to increase 8.5 percent per year in real terms through 2017. Ongoing urbanization and industrialization, rising income levels, further population and household growth, and the government’s continuing efforts to expand and upgrade physical infrastructure in the country will support healthy growth in construction spending.

Construction expenditures in China are nearly equally split among residential buildings, nonresidential buildings, and nonbuilding structures. Each of these segments accounted for around one-third of the total construction market in 2012. Nonbuilding construction will see the fastest growth (in real terms) through 2017. Our industry will benefit from stated efforts to expand and upgrade the country’s transportation infrastructure, such as the “7918” highways network, subway systems in major cities, and several airports. Utilities construction will also contribute to nonbuilding construction spending gains, particularly in fast growing urban areas, as the government continues to expand and improve access to such infrastructure as water supply, sewage treatment, rubbish disposal, and gas distribution. Further efforts to increase the country’s power generation capacity and improve electricity transmission networks will also drive spending on nonbuilding construction.

China’s Cement & Concrete Demand

According to the Summary, demand for cement in China is forecast to rise 6.0% annually through 2012 to 1.8 billion mt. Growth will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to help stimulate sales by improving the quality of the product, reflecting the versatility of these types across a range of construction applications, as well as their performance and/or price benefits over other types of cement. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. The cement markets in Northwest and Southwest China are expected to grow at a faster pace, as a result of the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to perform above the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin. (Summary of the Freedonia Group's January 2009 "Cement in China" report, from Business Wire).

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

Demand for Ready-Mixed Concrete

Construction contractors are expected to continue to represent the largest market for cement. Economic downturns or reductions in government funding of infrastructure projects could significantly reduce our revenues. However, we believe that the ready-mix concrete market could exhibit the strongest growth in the cement industry. Gains are expected to benefit from government regulations banning on-site concrete and mortar mixing. Demand for cement used in concrete products is expected to be driven by the increasing popularity of precast concrete with many construction contractors. In addition, the phase-out of clay bricks will heighten demand for concrete blocks. Recognizing the significant environmental impact created from the large-scale construction activities undertaken in the past few decades, China’s government implemented Decree #341 in 2004 which bans onsite concrete production in over 200 major cities across China in order to reduce environmental damage from onsite cement mixing and improve the quality of concrete used in construction.

Our Competitive Strengths

Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We manufacture ready-mixed concrete in variations, which in each instance may reflect a specific design use. We generally maintain inventory of raw materials for a short period of time to coordinate our daily materials purchases with the time-sensitive delivery requirements of our customers.

The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within hours after mixing. Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within certain radius of such plant’s location. We produce ready-mixed concrete in batches at our plants and use mixer and other trucks to complete the production process, distribute and deliver the concrete to the job sites of our customers.

Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products.

We generally obtain contracts through local sales and marketing efforts directed at concrete sub-contractors, general contractors, property owners and developers, governmental agencies and home builders.

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining growth potential of the market for construction materials in China:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2013, five customers accounted for approximately 22% of the Company’s sales and 8.15% of the Company’s account receivables as of June 30, 2013.

Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

• Experienced Management. Management’s technical knowledge and business relationships gives us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies. If there is any significant turnover in our senior management, it could significantly deplete the institutional knowledge held by our existing senior management team.

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science &Technology which assist us with our research and development activities. During our five year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. In the year ended June 30, 2013, $2.3 million was paid under the agreement to the Institute. The Company incurred research & development expenses of approximately $2.2 million and $2.9 million for the years ended June 30, 2013 and 2012, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

• Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to operate our plants efficiently, by increasing capacity utilization at existing plants or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand and by retiring under-utilized plants in the face of reduced demand. We increased capacity utilization at our four Beijing-based concrete plants significantly in fiscal 2011 when demand was increasing. During fiscal 2012 we retired ten portable stations in view of lower anticipated demand. We may begin to selectively sell or retire portable plant assets in fiscal year 2013 based on slowing demand for railway construction in connection with the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and State Planning Commission.

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

Our Operations

We provide materials and services through our network of ready-mixed concrete plants in Beijing (two as of June 30, 2013) and portable plants (three as of June 30, 2013) located in Anhui province. We own one concrete plant and its related equipment, and we lease one additional plant in Beijing.

Our manufacturing services are used primarily for our national high speed railway projects; almost all of our general contract contractors on the high speed railway projects supply the needed raw materials, which results in higher gross margins for us and reduces our upfront capital investments needed to purchase raw materials.

We also produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects in less than a few weeks. The plants are currently located between railway stations and each of these plants is directly tied to contracts we have recently won and are expected to operate near capacity. Almost all of our general contractors supply raw materials for the projects, which results in higher gross margins for the Company and reduces our upfront capital investment on raw material purchases. The one time start-up cost for each portable plant and associated equipment is approximately $3 million, with cost optimization initiatives underway to bring the average cost down below $2.5 million per plant. Each plant is capable of generating approximately $2 million in revenue per year.

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

Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability.

We produce ready-mixed concrete by combining the desired type of cement, other cementitious materials and gravel and crushed stone with water and, typically, one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

We use a variety of chemical admixtures to relieve internal pressure and increase resistance to cracking in subfreezing weather, retard the hardening process to make concrete more workable in hot weather, strengthen concrete by reducing its water content, accelerate the hardening process and reduce the time required for curing, and facilitate the placement of concrete having low water content.

We frequently use various mineral admixtures as supplements to cement, which we refer to as cementitious materials, to alter the permeability, strength and other properties of concrete.

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

	Common Industry Mixtures		Industry Leading Mixtures
	(Customized to Project)		Highly Technical Blends

[]	Ready-mixed Concrete Blends: C10 to C100	[]	Compound Admixture Concrete
[]	Controlled Low-Strength Material (CLSM)	[]	Lightweight Aggregate Concrete
[]	High-Strength Concrete with Customized Fibers	[]	Energy-saving Phase change thermostat concrete
[]	Soil Cement, Unique Foundation Concrete	[]	C100 High Performance Concrete

Our Customers

For the fiscal year ended June 30, 2013, we had no customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 22% and 11% of the Company’s sales for the years ended June 30, 2013 and 2012, respectively. The total accounts receivable from these customers amounted to approximately $7.8 million and $9.2 million as of June 30, 2013 and 2012, respectively.

Developing New Relationships

Our business will be damaged if project contracts with the Chinese government, for which we may act as a subcontractor are cancelled. Our sales strategy balances these risks focusing on building new long-term cooperative relationships with some of China’s top construction companies in order to benefit from their reputations and to enter new markets. Our sales representatives are actively building relationships with the Chinese government, general contractors, architects, engineers, and other potential sources of new business in our target markets. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, formulation and implementation of advanced construction and concrete materials projects.

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 27% and 12% of the Company’s purchases for the years ended June 30, 2013 and 2012, respectively. The total accounts payable to these suppliers amounted to approximately $5.5 million and $7.3 million as of June 30, 2013 and 2012, respectively.

Sales and Marketing

General contractors typically select their suppliers of ready-mixed concrete and precast concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In connection with large, complex projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or a competitive bidding process. Our marketing efforts target general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of our product to quality, consistency and reducing the in-place cost.

Our marketing efforts are geared towards advancing China-ACMH as the supplier of choice for building China’s most modern and challenging projects. The Company is constantly seeking ways to raise its profile and leverage additional publicity. To this end, the Company plans to expand its presence at leading construction industry events and in periodicals to build on its successful reputation. The primary goal when expanding into new markets is to reinforce the sales effort by promoting positive testimonials and success stories from the Company’s strong base of high profile clients and projects. Our marketing and sales strategy emphasizes the sale of value-added products and solutions to customers.

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. Our research and development expense was approximately $2.2 million in the year ended June 30, 2013, as compared to $2.9 million for the year ended June 30, 2012.

University Relationships & Cooperation Agreements

We have strong relationships with Tsinghua University and the Xi’an University of Architecture and Technology. We signed a ten-year cooperation agreement with Xi’an University on June 10, 2007. Xi’an University is a top university in the fields of building and material science research and education and works with the Company to follow the advancements of the cement and concrete industries globally.

Beijing Concrete Institute Partnership

The Beijing DongfangJianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have participated and collaborated with national and local government agencies to establish the following industry standards:

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

  Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science& Technology Progress.
  Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.
  Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science& Technology.
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

Our Competition

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we believe that competitors will try to expand their sales and build up their distribution networks in Beijing. Our future success depends on our ability to establish and maintain a competitive position in the marketplace.

We compete primarily on the basis of quality, technological innovation and price. Our main competitors include JiangongShanggong Center, Jinyu Group Concrete, ZhuzongShanggong Center and ZhonghangKonggang Concrete.

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

Environmental Matters

We are required to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration. Some specific environmental regulations apply to sealed transportation of dust materials and final products, closed storage of sand and gravel, as well as reduction of noise and dust pollution on production sites and encouragement of the use of waste materials. The governmental regulatory authorities conduct periodic inspections. We have met all the requirements in the past inspections. We are one of 10 companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

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

Our Labor Force

As of June 30, 2013, we employed 453 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2013.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	123	27.15%
Sales	21	4.64%
Technical & Engineering Staff	18	3.97%
Production Staff	19	4.19%
Equipment & Maintenance	8	1.77%
Drivers & Heavy Equipment Operators	1	0.22%
Sub-Total	190	41.94%
Independent Contractors	263	58.06%
Total	453	100%

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

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in fiscal year 2014.

Our plans to build additional plants and to maintain and continually upgrade our internal control and management systems in line with our growing scale will require significant capital expenditures in fiscal year 2014. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

Our business is subject to the risk of supplier concentration.

Our top five suppliers provide approximately 27% of the sourcing of the raw materials for our concrete production business. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. We have experienced delays in payment on our projects from China’s Ministry of Railways, or MOR. After the Minster of MOR was arrested for corruption charges, the MOR conducted payment chain audits; in addition, the MOR was under pressure to repay its debts incurred during the years of expansion. As a result, the MOR has delayed payments to construction companies, including us. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts also increased. Some of our customers appeared to have the problems of declining business and shortage in cash. The allowance for doubtful accounts increased to approximately $36.5 million at June 30, 2013, compared to approximately $24.9 million at June 30, 2012. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has decreased from approximately 46.6% as of June 30, 2012, to approximately 37.9% as of June 30, 2013. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable to bad debt expense. The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

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

Our business will be damaged if project contracts with the Chinese government, for which we may act as a subcontractor are cancelled.

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

Our Chairman, Xianfu Han, owns approximately 32.4% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 17.0% of our outstanding voting securities as of June 30, 2013, in a fully-diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2013, and a report of our management for the 2013 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2013, our internal controls over financial reporting were not effective. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2013, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

We conduct substantially all of our business through our operating subsidiary in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and almost all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Our PRC Residents stockholders, Mr. Han and Mr. He obtained the SAFE registration on September 29, 2007. However, we cannot provide any assurances that they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

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

We are a holding company incorporated under the laws of Nevada. We conduct substantially all of our business through our wholly-owned and other consolidated entities in China, and we derive all of our income from these entities. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the new Enterprise Income Tax Law, or EIT Law.

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

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise June 2009 and was entitled to a 15% preferential income tax rate for the three-year period ended June 2012. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax rate from June 2010 through June 2013. However, we cannot assure you that Xin Ao will be able to maintain its status as “high and new technology enterprises” and/or as an enterprise for value-added tax exemption. If Xin Ao fails to continue to qualify or fails to receive an updated approvals, our income tax and value-added tax expenses would increase, which would have a material adverse effect on our net income and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a five year term beginning on October 1, 2008, with the option to extend following expiration. Annual rent on the property is approximately $197,000. On August 31, 2011, The Company entered a lease agreement to lease office space from a third party, starting from November 1, 2011 to October 31, 2013, with annual payment of approximately $363,000. In addition, on April 30, 2012, the Company entered into a lease agreement to lease 43,000 square feet of office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $415,000. The lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

We entered into three different five-year operating lease agreements during the fourth quarter of 2009. We also entered into one four-year operating lease agreement during the second quarter of 2010. One of the lease agreements was terminated early on November 30, 2010. The lease payments for our four manufacturing plants are with different unrelated parties and the aggregate monthly payment is $213,000. Certain lease payments have been pre-paid by transferring the Company’s long-term accounts receivable to the lessors in exchange for agreeing to no increase in the future.

We have an extensive fleet of 115 transit mounted concrete mixers, 17 pump trucks, and we have access to an additional 55 concrete mixers and 3 pump truck vehicles for lease in Beijing and 31 transit mounted concrete mixers and 5 pump trucks at our portable stations depending on specific project requirements. We also anticipate delivery of 40 additional transit mounted concrete mixers and 5 additional pump trucks to our fleet in Beijing by June 30, 2012. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

Item 3. Legal Proceedings

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, results of operations or cash flows.

Since July 29, 2011, multiple class action complaints (the “Stockholder Actions”) were filed against the Company and its Board of Directors in the Court of Chancery of the State of Delaware, generally alleging that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding offer from Xianfu Han, the Company’s Chairman and Chief Executive Officer, and Weili He, the Company’s Vice Chairman, Chief Operating Officer and Interim Chief Financial Officer (together with Xianfu Han and their affiliates, the “Buyer Group”), to acquire all of the outstanding shares of our common stock not currently owned by them in a going private transaction at a proposed price of $2.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions were consolidated under the caption In re China Advanced Construction Materials Group Litigation, Consolidated C.A. No. 6729-CS.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “CADC”. On Febraury 25, 2013, our common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by NASDAQ for the periods indicated. Effective August 1, 2013 we completed a 1 for 12 reverse stock split, and stock prices prior to such date have been adjusted to reflect the effect of the reverse stock split.

Year	Quarter Ending	High	Low

2013	June 30	$4.92	$2.88
	March 31	$6.96	$4.80
2012	December 31	$12.48	$4.68
	September	$20.88	$18.24
	June 30	$29.40	$18.24
	March 31	$30.60	$27.36
2011	December 31	$29.40	$17.64
	September 30	$30.84	$18.12
	June 30	$45.48	$17.40
	March 31	$64.68	$39.00

Holders of Common Stock

As of September 24, 2013, there were 378 stockholders of record of our common stock.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity, Xin Ao and its subsidiaries. We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

During the year ended June 30, 2013, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (two as of June 30, 2013) and our portable plants (one as of June 30, 2013) located in An Hui province in China. We own one concrete plant and its related equipment.

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

Termination of Going-Private Transaction

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the years ended June 30, 2013, five customers accounted for approximately 22.1% of the Company’s sales and 8.2% of the Company’s account receivables as of June 30, 2013. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

-	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies. If there be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

-	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science & Technology (the “Institute”) which assist us with our research and development activities. During our five year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. One payment of approximately $2.3 million to DongfangJianyu Institute of Concrete Science and Technology was paid under the agreement.

-	Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all of the contracts on which we bid are awarded through a competitive bid process, with awards often being made to the lowest bidder though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

PRC Taxation

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the new Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company has received the approval of the income tax reduction from 25% to 15% for the period from June 13, 2012 to December 31, 2014.

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

As such, our warrants are not afforded equity treatment because the warrants have a downward ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and, as such, all changes in the fair value of these warrants were recognized in earnings until they expired during the year ended June 30, 2013.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended June 30, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: concrete sales, manufacturing services, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the year ended June 30, 2013:

	Sales of concrete	Manufacturing services	Corporate (1)	Total
Net revenue	$69,314,758	$5,172,214	$-	$74,486,972
Depreciation	(1,779,944)	(1,171,860)	(347,676)	(3,299,480)
Segment profit (loss) (2)	3,468,291	644,366	(30,638,746)	(26,526,089)
Other income (expenses)	4,153,257	329,114	(247,072)	4,235,299
Interest income	1,779	16	657,967	659,762
Interest expense	-	-	(1,798,025)	(1,798,025)
Capital expenditures	(308,167)	(22,995)	-	(331,162)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

For the year ended June 30, 2012:

	Sales of concrete	Manufacturing services	Corporate (1)	Total
Net revenue	$134,773,387	$10,369,387	$-	$145,142,774
Depreciation	(3,725,938)	(286,691)	(374,125)	(4,386,754)
Segment profit (loss) (2)	25,865,627	(2,664,061)	(36,496,284)	(13,294,718)
Other income (expenses)	9,054,443	632,551	(611,297)	9,075,697
Interest income	-	-	448,279	448,279
Interest expense	-	-	(1,620,562)	(1,620,562)
Capital expenditures	(369,804)	(28,453)	-	(398,257)
Total assets as of June 30,
2012	$155,860,115	$8,350,707	$-	$164,210,822

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which was recorded based on by customers and not by segment on the accounts receivable aging.

(2) Segment profit reflects general and administrative expenses not specifically allocated by segments.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of two ready mix concrete batching plants in Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work sites, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters.

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

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2013 and 2012, in US dollars:

	Years ended
	June 30,
	2013	2012		Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)
Total revenue	$74,486,972	$145,142,774	$(70,655,802)	(49)%
Total cost of revenue	60,766,527	116,555,114	(55,788,617)	(48)%
Gross profit	13,720,445	28,587,630	(14,867,185)	(52)%
Provision for doubtful accounts	(15,183,439)	(22,490,204)	(7,306,765)	(32)%
Selling, general and administrative expenses	(12,535,344)	(13,064,966)	(529,622)	(4)%
Research and development expenses	(2,178,113)	(2,946,226)	(768,113)	(26)%
Loss from termination of lease	(4,117,663)	-	4,117,663	100%
Loss realized from disposal of property, plant and equipment	(5,980,281)	(968,093)	5,012,188	518%
Impairment loss of long-lived assets	(251,694)	(3,380,952)	(3,129,258)	(93)%
Loss from operations	(26,526,089)	(14,262,811)	(12,263,278)	86%
Other income, net	3,097,036	7,903,414	(4,806,378)	(61)%
Loss before provision for income taxes	(23,429,053)	(6,359,397)	(17,069,656)	268%
Income taxes provision (benefit)	169,326	(129,312)	298,638	(231)%
Net loss available to Common shareholders	$(23,598,379)	$(6,230,085)	$(17,368,294)	279%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the year ended June 30, 2013, we generated total revenue of approximately $74.5 million, as compared to approximately $145.1 million during the year ended June 30, 2012, a decrease of approximately $70.7 million, or 49%. Such decrease was primarily due to our sales generated from the concrete division for the year ended June 30, 2013, which was approximately $69.3 million, a decrease of approximately $65.5 million, or 49%, as compared to $134.8 million for the year ended June 30, 2012. The decrease in revenue attributable to concrete sales was principally due to the decreased demand of concrete sales in line with continuing slowing down of the local housing markets in the areas in which we operate, and the overall slowing of economic growth in China. China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and, in addition, China’s economic growth has been decelerating since 2012, which has caused adverse impact on construction industry in China.

During the year ended June 30, 2013, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. We temporarily suspended the operations of some portable plants in the first quarter ended March 31, 2013 due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $5.2 million to our total revenue for the year ended June 30, 2013, a decrease of approximately $5.2 million, or 50%, as compared $10.4 million for the year ended June 30, 2012. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the year ended June 30, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $60.8 million for the year ended June 30, 2013, as compared to approximately $116.6 million for the year ended June 30, 2012, a decrease of approximately $55.8 million, or 48%. The decrease of cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the year ended June 30, 2012.

The cost of revenue on concrete decreased approximately $50.8 million, or 47%, for the year ended June 30, 2013, as compared to the year ended June 30, 2012. Such decrease was due to a decrease in our concrete production leading to a smaller base of raw material purchases with lower overall volume of traditional concrete sales.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased approximately $5.0 million, or 53%, during the year ended June 30, 2013, as compared to the same period last year.

Gross Profit. Our gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $13.7 million for the year ended June 30, 2013, as compared to approximately $28.6 million for the year ended June 30, 2012. Our gross profit for sale of concrete was approximately $13.0 million, or 19% of revenue, for the year ended June 30, 2013, as compared to approximately $27.7 million, or 21% of revenue for the year ended, 2012, a decrease of approximately $14.7 million. The lower gross profit for concrete sales for the year ended June 30, 2013, as compared with the same period last year, reflects lower demand and lower prices for our concrete products in Beijing as compared to the prior fiscal year.

Our gross profit with respect to our manufacturing services was approximately $0.7 million, or 13%, for the year ended June 30, 2013, a decrease of $0.2 million from $0.9 million during the year ended June 30, 2012, while the gross profit margin increased from 8% for the year ended June 30, 2012 to 13% for the year ended June 30, 2013. Such decrease was principally due to the decrease cost of revenue for manufacturing services for year ended June 30, 2013, as a result of the decrease in the number of portable plants. The primary reasons for the margin increase compared to the same period last year were higher production rates at our plants and a decrease in costs of transportation and cost for lease.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $15.2 million for the year ended June 30, 2013, a decrease of approximately $7.3 million, as compared to approximately $22.5 million for year ended June 30, 2012. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct aging analysis of each customer’s arrears to determine whether allowance for doubtful accounts is adequate. In establishing allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $36.5 million at June 30, 2013, as compared to approximately $24.9 million at June 30, 2012, as a result of tightening monetary policy by the Chinese government causing shortage in cash and declining business to certain of our customers.

As of June 30, 2013, our accounts and notes receivable aging are as follows:

	Accounts and notes receivable aging as of June 30, 2013:
	Balance	1-90	91-180	181-360	361-720	over 720
		days	days	days	days	days
Accounts receivable and notes	$96,165,487	$13,914,785	$5,529,329	$25,909,358	$36,841,725	$13,970,290
Allowance for doubtful accounts	(36,469,156)	-	-	(3,886,404)	(22,105,035)	(10,477,717)
Accounts receivable and notes, net	$59,696,331	$13,914,785	$5,529,329	$22,022,954	$14,736,690	$3,492,573

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $12.5 million for the year ended June 30, 2013, a decrease of approximately $0.5 million, or 4%, as compared to approximately $13.1 million for the year ended June 30, 2012. The decrease was principally due to a $0.3 million decrease in professional expenses and a $0.2 million decrease in board of director fee.

Research and development expenses. Research and development expenses were approximately $2.2 million and $2.9 million for the years ended June 30, 2013 and 2012, respectively. The Company’s R&D expenditure was maintained at a certain percentage of revenue. The $0.8 million decrease was mainly due to lower R&D expenditures resulting from decreased revenue.

Loss from termination of lease. On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012, and were settled for RMB 112 million (approximately $17.8 million). The Company recognized approximately $4.1 million loss from the termination of the lease for the year ended June 30, 2013.

Loss realized from disposal of property, plant and equipment. For the year ended June 30, 2013, we incurred $6.0 million loss realized from disposal of property, plant and equipment. During the year ended June 30, 2012, we incurred $1.0 million loss realized from disposal of property, plant and equipment. The increase of $5.0 million was due to disposal of certain portable plants and related equipment.

Impairment loss of long-lived assets. For the year ended June 30, 2013, we incurred $0.3 million impairment of long-lived assets due to the carrying values of some of our portable plants were impaired. During the year ended June 30, 2013, the operations of a number of our portable plants were temporarily suspended. The sum of the discounted future cash flows expected to result from the portable plants and their disposition is less than the carrying value. Therefore we determined the fair value of those portable plants was $0.3 million less than the carrying value at June 30, 2013.

Loss from Operations. We recognized loss from operations of approximately $26.5 million for the year ended June 30, 2013, as compared to loss from operations of approximately $14.3 million for the year ended June 30, 2012, an increase of approximately $12.3 million in loss from operations. Such increase in loss from operations was primarily due to a $14.9 million decrease in gross profits of our concrete sales and manufacturing services, a $4.1 million increase in loss from the termination of a lease and a $5.0 million increase in loss realized from disposal of property, plant and equipment, offset by a $7.3 million decrease in provision of doubtful accounts, a $0.5 million decrease in selling, general and administration expenses and a $0.8 million decrease in research and development expenses.

Income from operations of our concrete sales business for the year ended June 30, 2013, was approximately $3.5 million, a decrease of 87% from income from operations of this segment of $22.4 million for the year ended June 30, 2012. The decrease was primarily due to decrease in our concrete production with lower overall volume of traditional concrete sales and lower manufacturing services sales and a $4.1 million loss from the termination of a lease.

Income from operations of our manufacturing services business for the year ended June 30, 2013, was approximately $0.6 million, as compared to loss from operations of this segment of approximately $3.6 million for the year ended June 30, 2012. The change from loss to profit was primarily due to a decrease of approximately $3.1 million in impairment loss of long-lived assets during the year ended June 30, 2013 as compared to the same period in June 30, 2012.

Our Corporate segment recorded depreciation of approximately $0.3 and $0.4 million for the year ended June 30, 2013 and 2012, respectively. Corporate recorded segment loss of approximately $30.6 million for the year ended June 30, 2013, as compared to recorded segment loss of approximately $36.5 million for the year ended June 30, 2012. The $5.9 million decrease in corporate segment loss was primarily due to a $7.3 million decrease in provision for doubtful accounts, offset by a $1.5 million increase in general and administrative expenses during year ended June 30, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other expense of approximately $3.1 million for year ended June 30, 2013, as compared to net other income of approximately $7.9 million for the year ended June 30, 2012, a decrease of approximately $4.8 million, or 61%. The decrease in net other income was mainly due to a $5.0 million decrease in other subsidy income and a $0.3 million decrease in change in fair value of warrants liability, offset by a $0.2 million increase in interest income and $0.3 million increase in other income. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to June 2013, and thereafter a two year extension on the VAT tax exemption from June 2013 through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $1.8 million for the year ended June 30, 2013, as compared to $1.6 million for the year ended June, 2012, an increase of $0.2 million related to increased short-term loans and capital leases. The Company also had interest income of $0.7 million for the year ended June 30, 2013, as compared to $0.5 million in year ended June 30, 2012, an increase of $0.2 million related to increased short term investments.

Provision for Income Taxes. Provision for income taxes amounted to approximately $0.2million for the year ended June 30, 2013, as compared to income taxes benefit of $0.1 million for the year ended June 30, 2012. The Company had loss from operations since the quarter ended June 30, 2012. In expecting the loss from operations in the near term, the Company decided to provide a $1.7 million valuation allowances against the deferred tax assets related to provision for doubtful accounts as of June 30, 2013, since management estimates that certain bad debts were more likely than not to be allowed to deduct future pre-tax income by the Chinese tax authorities. We have used recycled raw materials in our concrete production since our inception, which entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We recognized net loss of approximately $23.6 million for year ended June 30, 2013, as compared to net loss of approximately $6.2 million for the year ended June 30, 2012, an increase of $17.4 million in net loss. Such increase in net loss was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in loss from termination of lease and loss realized from disposal of property, plant and equipment, offset by the decrease in provision of doubtful accounts and R&D expenses.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $3.9 million and restricted cash of approximately $6.5 million. As of June 30, 2013, subsidiaries outside the U.S. held, in the aggregate, cash and cash equivalents of approximately $3.9 million and restricted cash of approximately $6.5 million, which represented 100% of our cash. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of June 30, 2013, we had working capital of approximately $38.0 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the Years Ended
	June 30,
	2013	2012
Net cash used in operating activities	$(16,934,476)	$(9,840,320)
Net cash (used in) provided by investing activities	(5,752,299)	12,996,966
Net cash provided by (used in) financing activities	24,177,797	(2,363,183)
Effect of foreign currency translation on cash and cash equivalents	49,003	5,752
Net increase in cash and cash equivalents	$1,540,025	$799,215

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $16.9 million for the year ended June 30, 2013, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $4.6 million, plus the adjustments for $3.3 million of depreciation, $15.2 million of provision for doubtful accounts, $6.0 million of loss realized from disposal of property, plant and equipment, and $4.1 million loss from termination of lease. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $21.5million, which mainly included cash outflow in other receivables of $2.0 million, cash outflow in prepayments of $16.2 million, cash outflow in accounts payable $7.8 million, cash outflow in other payables of $2.8 million and cash outflow in taxes payables of $1.0 million, offset by $4.6 million collection of accounts and notes receivable, a $0.9 million collection of inventories, $2.8 million inflow in other receivable from termination of lease and $0.9 million inflow in customer deposits.

Net cash used in operating activities totaled approximately $9.8 million for the year ended June 30, 2012, which was primarily attributable to net loss and adjustments to reconcile to net cash provided by operating activities of $20.8 million, which primarily included adjustments for $4.3 million of depreciation, $3.9 million of deferred tax benefit, and a $22.5 million of provision for doubtful accounts. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $30.7 million, which mainly included the increase in accounts and notes receivable of $45.5 million and cash outflow in prepayments of $6.4 million, offset by $1.0 million inflow in other receivables, $1.6 million inflow in long term prepayments, $14.8 million inflow in accounts payable and $4.0 million inflow in other payables.

One factor that had an impact on our net cash provided by operating activities was slower collection of accounts receivable and other receivables on account of the tightening monetary policy by the Chinese government due to its concern over inflation, which affects the real estate and construction industries adversely. Since some of our customers appeared to have the problems of declining business and shortage in cash, our days sales outstanding lengthened to 413 days in the year ended June 30, 2013, compared to 245 days in the year ended June 30, 2012, and accordingly, our accounts receivable turnover ratio was 0.88 in the year ended June 30, 2013, compared to 1.49 in the year ended June 30, 2012.

We aim to make improvements in our cash flow from operating activities stemming from anticipated increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was approximately $5.8 million for year ended June 30, 2013, which was primarily attributable to $5.1 million acquisition for short term investments, $0.3 million purchases of property, plant and equipment and a $1.0 million principal payments of capital lease equipment, offset by $0.7 million proceeds from disposal of property, plant and equipment. Net cash provided by investing activities was approximately $13.0 million for the year ended June 30, 2012, was primarily attributable to $12.4 million net proceeds from investment and $1.0 million proceeds from disposal of property, plant, offset by $0.4 million purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities totaled approximately $24.2 million for the year ended June 30, 2013, which was primarily attributable to $54.7 million cash proceeds from bank loans and letters of credit and a $0.2 million decrease in restricted cash, offset by $30.7 million repayments of bank loans. Net cash used in financing activities totaled approximately $2.4 million for the year ended June 30, 2012, was primarily attributable to $28.1 million of loan repayments and $5.6 million increase in restricted cash, offset by $31.2 million in proceeds from a short term loan.

Cash. As of June 30, 2013, we had cash of approximately $3.9 million as compared to approximately $2.4 million as of June 30, 2012. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of $43.8 million and $19.0 million outstanding on loans and credit facilities as of June 30, 2013 and 2012, respectively.

Short term loans, banks:

	June 30,	June 30,
	2013	2012
Loan from Shanghai Pudong Development Bank, which was renewed in 2013, interest rate of 7.2% per annum, $2,422,500 due November 12, 2013 and $2,422,500 due December 12, 2013, guaranteed by Beijing Jinshengding Products Co., LTD	4,845,000	4,752,000
Loan from Construction Bank, interest rate of 6.89% per annum, which was renewed in 2013, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu.	5,652,500	5,544,000
Loan from Citibank, which was reviewed in 2013, interest rate of 7.80% per annum, $1,211,250 due August 23, 2013, $1,211,250 due September 30 2013, $1,615,000 due October 31, 2013, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.*	4,037,500	2,376,000
Loan from Beijing bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Financing Inc.	5,006,500	-
Loan from Merchant Bank, was fully repaid on November 8, 2012	-	1,584,000
Loan from ANZ bank, was fully repaid on December 25, 2012.	-	3,168,000
Loan from HSBC, was fully repaid on September 29, 2012	-	1,584,000
	$19,541,500	$19,008,000

*On August 23, 2013, $1.2 million was repaid.

Each of the guarantors identified above are suppliers of the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Also see Note 11- Related Party Transactions.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2013:

	Payments due by period
					More
		Less than	1 – 3	3 – 5	than 5
	Total	1 year	years	years	years
Loan obligations	$43,766,500	$43,766,500	$-	$-	$-
Capital lease payments, including interests	6,591,064	2,815,582	3,775,482	-	-
Operating lease obligations	8,549,000	1,203,000	2,114,000	2,114,000	3,118,000
Total	$58,906,564	$47,785,082	$5,889,482	$2,114,000	$3,118,000

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVIACM, China-ACMH, its variable interest entity Xin Ao and its subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao are then consolidated with China ACM’s financial statements.

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

Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us VAT tax exemption from August 2005 to June 2013, and thereafter a two year extension on the VAT tax exemption from June 2013 through June 2015. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

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

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, during the year ended June 30, 2013 the Company changed its estimate of its allowance for doubtful accounts as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. For the year ended June 30, 2012, the Company’s estimate of its allowance for doubtful accounts was as follows: 5% for accounts receivable past due less than one year, 50% for accounts receivable past due from one to two years and 100% for accounts receivable past due beyond two years.

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

We conduct our review of the long-lived assets held and used by us in accordance with ASC 36-10-35. Whenever events or changes in circumstances (such as technological or other industry changes) indicate that the carrying value of the assets groups may not be recoverable, we will perform a two-step approach to estimate the fair value of our assets groups by first preparing the undiscounted cash flows analysis to obtain such value. If the undiscounted cash value is greater than the carrying value of the assets groups, no impairment is recognized. If the undiscounted cash flows value is less than our carrying costs of our assets groups, then we will perform step 2 by obtaining the fair value by using the discounted cash flows method. Impairment is recognized to the extent that the carrying value of the assets groups exceeds its fair value which was determined through the discounted cash flows method.

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

As of June 30, 2013, the fair value of our property, plant and equipment other than the portable plants used in the manufacturing segment exceeded our carrying value of these assets by approximately 990.0% . We used the cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are the revenue generated by the estimated revenue and other subsidy income forecasted by our historical revenues data with no projected growth. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues.

As of March 31, 2013, we recorded an impairment loss of approximately $252,000. The portable plants related to this impairment loss were disposed during the quarter ended June 30, 2013.

As of June 30, 2013, the fair value of our portable plants used in the manufacturing segment exceeded our carrying value of these assets by approximately 21.2% . We used the cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are the revenue generated by the existing services contracts and the current reselling value of the assets. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues.

The estimated fair value of these assets might be lower than their current fair value, thus could result in future impairment charge if potential events will occur to further reduce the current selling price of our production unit sold or increase our cost that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

Income taxes

The Company uses the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The determination whether uncertainty in income taxes exists and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

United States federal, state and local income tax returns prior to 2010 are not subject to examination by any applicable tax authorities.

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption through June 2015.

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

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses and current capital lease obligations qualify as financial instruments, and their carrying amounts are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of the warrants liability was determined using the Cox-Ross-Rubinstein (CRR) Binomial Model, as Level 2 inputs, and recorded the gains or loss in the earnings at each reporting period. Long-lived assets were recorded at fair value on a nonrecurring basis as a result of impairment charges determined using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The new interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. The change in interest rates has minimum impact on our bank loans. Our total borrowings that were subject to interests were approximately $19.5 million as of June 30, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2013 and 2012 begins on page F-1 of this Report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the 1992 COSO framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2013. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2013, the internal control over financial reporting was not effective.

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

(c) Changes in internal control over financial reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our Proxy Statement related to the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships of Certain Beneficial Owners and Management and Related Matters” of our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	Parent company financial information under Rule 5-04 of Regulation S-X

(b) Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.
3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.
3.2	Bylaws of the registrant.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.1	Employment Agreement with Xiangsheng Xu	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.2	Employment Agreement with Weili He	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.3	Employment Agreement with Xianfu Han	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.4	Employment Agreement with Alex Yao	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008.
10.5	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.6	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.7	Form of Common Stock Purchase Warrant	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.8	Form of Placement Agent Stock Purchase Warrant	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.9	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.
10.10	2009 Equity Incentive Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.

10.11	Form of Subscription Agreement with Chinese Investors		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2009.
10.16	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.
21.1	List of Subsidiaries	[X]
31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]
31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]
32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Advanced Construction Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. China Advanced Construction Materials Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 25, 2013

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash	$3,949,939	$2,409,914
Restricted cash	6,491,175	6,536,082
Accounts and notes receivable, net of allowance for doubtful accounts
of $36,469,156 and $24,913,151, respectively	59,696,331	109,977,143
Inventories	1,122,380	2,042,156
Short term investment	5,168,000	-
Other receivables	6,298,088	1,298,942
Other receivable from termination of lease, net	8,932,029	-
Prepayments and advances	27,827,638	11,694,758
Deferred tax assets	3,987,738	3,293,051
Total current assets	123,473,318	137,252,046

PROPERTY PLANT AND EQUIPMENT, net	14,357,349	20,622,505

OTHER ASSETS:
Other receivable from termination of lease, net	3,710,455	-
Advances on equipment purchases, net	4,015,294	4,617,360
Prepayments	-	1,140,498
Deferred tax assets	217,380	578,413
Total other assets	7,943,129	6,336,271

Total assets	$145,773,796	$164,210,822

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$43,766,500	$19,008,000
Accounts payable	33,730,871	57,171,917
Customer deposits	1,732,662	798,096
Other payables	1,989,023	4,514,828
Other payables - shareholders	757,328	804,001
Accrued liabilities	988,598	1,712,414
Capital lease obligations - current	2,448,883	-
Warrants liabilities	-	132,427
Taxes payable	107,013	1,064,953
Total current liabilities	85,520,878	85,206,636

OTHER LIABILITIES
Capital lease obligations - non current	3,560,819	-
Total liabilities	89,081,697	85,206,636

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 and 1,486,038 shares issued and outstanding as of June 30, 2013 and 2012, respectively (*)	1,487	1,486
Additional paid-in-capital	35,233,305	35,170,600
Retained earnings	5,412,387	29,010,766
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	9,796,563	8,572,977
Total shareholders' equity	56,692,099	79,004,186
Total liabilities and shareholders' equity	$145,773,796	$164,210,822

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012
REVENUE
Sales of concrete	$69,314,758	$134,773,387
Manufacturing services	5,172,214	10,369,387
Total revenue	74,486,972	145,142,774

COST OF REVENUE
Concrete	56,266,126	107,045,899
Manufacturing services	4,500,401	9,509,245
Total cost of revenue	60,766,527	116,555,144

GROSS PROFIT	13,720,445	28,587,630

PROVISION FOR DOUBTFUL ACCOUNTS	(15,183,439)	(22,490,204)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(12,535,344)	(13,064,966)
RESEARCH AND DEVELOPMENT EXPENSES	(2,178,113)	(2,946,226)
LOSS FROM TERMINATION OF LEASE	(4,117,663)	-
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(5,980,281)	(968,093)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	(251,694)	(3,380,952)

LOSS FROM OPERATIONS	(26,526,089)	(14,262,811)

OTHER (EXPENSE) INCOME, NET
Other subsidy income	4,469,220	8,718,901
Non-operating (expense) income, net	(366,348)	(88,807)
Change in fair value of warrant liability	132,427	445,603
Interest income	659,762	448,279
Interest expense	(1,798,025)	(1,620,562)
TOTAL OTHER INCOME, NET	3,097,036	7,903,414

LOSS BEFORE PROVISION FOR INCOME TAXES	(23,429,053)	(6,359,397)

PROVISION (BENEFIT) FOR INCOME TAXES	169,326	(129,312)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(23,598,379)	$(6,230,085)

COMPREHENSIVE LOSS:
Net loss	(23,598,379)	(6,230,085)
Foreign currency translation adjustment	1,223,586	1,972,966

COMPREHENSIVE LOSS	$(22,374,793)	$(4,257,119)

LOSS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares (*):
Basic and diluted	1,486,501	1,484,873

Loss per share:
Basic and diluted (*)	$(15.88)	$(4.20)

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated
						other
	Number	Par	Paid-in		Statutory	comprehensive
	of shares (*)	amount	capital	Unrestricted	reserves	income	Total

BALANCE, July 1, 2011	1,483,115	$1,483	$34,997,335	$35,240,851	$6,248,357	$6,600,011	$83,088,037

Restricted stock issued for compensation and services	2,847	3	132,638				132,641
Cashless conversion of warrants into common stock	76	-	40,627				40,627
Net loss				(6,230,085)			(6,230,085)
Foreign currency translation gain						1,972,966	1,972,966

BALANCE, June 30, 2012	1,486,038	$1,486	$35,170,600	$29,010,766	$6,248,357	$8,572,977	$79,004,186

Restricted stock vested for compensation and services	833	1	62,705				62,706
Net loss				(23,598,379)			(23,598,379)
Foreign currency translation gain						1,223,586	1,223,586

BALANCE, June 30, 2013	1,486,871	$1,487	$35,233,305	$5,412,387	$6,248,357	$9,796,563	$56,692,099

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,598,379)	$(6,230,085)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	3,299,480	4,386,734
Stock-based compensation expense	62,706	132,641
Deferred tax benefit	(254,374)	(3,871,464)
Provision for doubtful accounts	15,183,439	22,490,204
Change in fair value of warrant liabilities	(132,427)	(445,603)
Loss realized from disposal of property, plant and equipment	5,980,280	968,093
Amortization of discount on other receivable from termination of lease	(538,384)	-
Loss from termination of lease	4,117,663	-
Impairment loss of long-lived assets	251,694	3,380,952
Interest expense on capital lease	209,035	-
Changes in operating assets and liabilities
Accounts and notes receivable	4,576,318	(45,499,782)
Inventories	857,604	(528,797)
Other receivables	(2,040,799)	974,926
Other receivable from termination of lease	2,834,265	-
Prepayments	(16,165,257)	(6,442,157)
Long term prepayments	(175,686)	1,616,277
Accounts payable	(7,760,545)	14,769,037
Customer deposits	906,428	394,674
Other payables	(2,839,629)	3,991,849
Accrued liabilities	(742,459)	(250,285)
Taxes payable	(965,449)	322,466
Net cash used in operating activities	(16,934,476)	(9,840,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (acquisition) of short-term investment	(5,097,600)	12,434,600
Proceeds from disposal of property, plant and equipment	675,861	960,623
Purchase of property, plant and equipment	(331,162)	(398,257)
Principal payments on capital lease obligations	(999,398)	-
Net cash (used in) provided by investing activities	(5,752,299)	12,996,966

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	54,719,550	31,247,070
Payments of short term loans and bank guarantees	(30,665,250)	(28,071,740)
(Repayments from) payables to shareholders	(46,972)	11,906
Restricted cash	170,469	(5,550,419)
Net cash provided by (used in) financing activities	24,177,797	(2,363,183)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	49,003	5,752

NET INCREASE IN CASH	1,540,025	799,215

CASH, beginning of year	2,409,914	1,610,699

CASH, end of year	$3,949,939	$2,409,914

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware through its 100% owned subsidiaries and its variable interest entities (“VIEs”) (collectively, the “Company”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered a VIE.

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

On September 20, 2010, CADC Delaware established a 100% owned subsidiary, Advance Investment Holdings Co., Inc. (“AIH”) in the State of Nevada. AIH never commenced operations following its incorporation and was thereafter dissolved on August 30, 2011.

On August 1, 2013, after the completion of the Reverse Split (See note 19), CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	June 30,
	2013	2012
Current assets	$123,024,176	$137,562,780
Property, plant and equipment	14,351,355	20,614,498
Other noncurrent assets	4,412,335	3,358,098
Total assets	141,787,866	161,535,376

Liabilities	(88,101,262)	(83,829,907)

Intercompany payables*	(7,378,365)	(8,266,799)

Total liabilities	(95,479,627)	(92,096,706)

Net assets	$46,308,239	$69,438,670

* Payables to China - ACMH and BVI-ACMH are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the valuation of warrants and share-based payments, deferred income taxes, income tax payable, allowance for doubtful accounts, capital lease obligations, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at June 30, 2013 and 2012, were translated at RMB 6.19 to $1.00 and RMB 6.31 to $1.00. The average translation rates applied to the consolidated statements of income and cash flows for the years ended June 30, 2013 and 2012, were RMB 6.28 and RMB 6.35 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, restricted cash, investment, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses qualify and current capital lease obligations as financial instruments, and their carrying amounts are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized impairment charges of approximately $0.3 million and $3.4 million for the years ended June 30, 2013 and 2012, respectively, related to the impairment in the portable plants used in the manufacturing segment, as further discussed below under Accounting for long-lived assets.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of June 30, 2013 and 2012, the Company had deposits in excess of federally insured limits totaling approximately $3.8 million and $1.8 million, respectively. Restricted cash

Restricted cash consists of collateral totaling $6.5 million representing cash deposits for short term loans.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. Write offs for the years ended June 30, 2013 and 2012 approximated $1.7 million and $2.7 million, respectively. The allowance for doubtful accounts was approximately $36.5 million and $24.9 million at June 30, 2013 and 2012, respectively.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refund and other deposits. Management regularly reviews aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. The allowance for other receivable was approximately $2.2 million and $0.8 million at June 30, 2013 and 2012, respectively

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2013 and 2012, the Company determined no reserves for obsolescence were necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Short term investments

During May 2013, the Company entered into an investment agreement for a maximum period of two years with a financial investment company, whereby the Company could invest up to approximately RMB 100 million ($16.2 million). The Company can redeem the investment any time within the agreed period with a 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed no less than 7% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured. The Company made an investment of approximately $5.1 million in the financial investment company during the year ended June 30, 2013. The Company also had a similar investment agreement with the same financial investment company, which was terminated in October 2011. The Company received approximately $12.4 million cash proceeds from the financial investment company during the year ended June 30, 2012.

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

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. During the year ended June 30, 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $1.2 million.

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

Accounting for long-lived assets

The Company classifies its long-lived assets into: (i) machinery and equipment; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. The Company recognized approximately $0.3 million and $3.4 impairment charges relating to the portable plants for the years ended June 30, 2013 and 2012, respectively.

Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

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

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company VAT exemption through June 2015.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the years ended June 30, 2013 and 2012, were approximately $2.2 million and $2.9 million, respectively. Advertising costs for the years ended June 30, 2013 and 2012, were approximately $0.6 million and $0.2 million, respectively. Repair and maintenance costs for the years ended June 30, 2013 and 2012, were $0.9 million and $1.2 million, respectively.

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

ASC 260-10-55 requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-12 reverse stock split effective on August 1, 2013 (See Note 19).

Comprehensive income

Comprehensive income consists of net income and foreign currency translation adjustments.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The reclassification did not have any impact to the consolidated statements of operations and comprehensive loss.

Recently issued accounting pronouncements

In February 2013 the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2013 and 2012, the Company paid interest in the amount of approximately $1.8 million and $1.2 million, respectively.

Cash payments for income tax for the years ended June 30, 2013 and 2012 were $1.3 million and $3.4 million, respectively.

Non-cash investing and financing activities

For the year ended June 30, 2013, the Company transferred accounts receivable of $34.8 million, inventory of $0.1 million, long term deferred expenses of $1.3 million, property, plant and equipment of $0.3 million, accounts payable of $16.6 million and other payables of $0.4 million to the lessor to settle the termination of one of the Company’s leases (See Note 5).

For the year ended June 30, 2013, the Company acquired property, plant and equipment under capital lease agreements for approximately $7.4 million (See note 6).

For the year ended June 30, 2013, the Company had other payables of approximately $0.9 million as a result of purchase of property, plant and equipment that has not been paid. The Company had other receivables of approximately $3.9 million as a result of disposal of property, plant and equipment that has not been collected. The Company offset other payables with disposal of property, plant and equipment for approximately $0.1 million.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

Expecting longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, during the year ended June 30, 2013 the Company changed its estimate of its allowance for doubtful accounts as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts was approximately $36.5 million and $24.9 million at June 30, 2013 and 2012, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2013	2012

Accounts receivable, current	$96,092,812	$132,355,894

Notes receivable, current	72,675	2,534,400

	96,165,487	134,890,294

Less: Allowance for doubtful accounts, current	(36,469,156)	(24,913,151)

Total accounts and notes receivable, net	$59,696,331	$109,977,143

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were settled for RMB 112 million (approximately $17.8 million). The Company recognized approximately $4.1 million loss from the termination of lease for year ended June 30, 2013. As of June 30, 2013, the Company has received approximately $4.0 million of the total $17.8 million, and the remaining $13.8 million proceeds will be paid in installments with no interest bearing by December 31, 2014. In connection with this transaction, we have returned $1.2 million to the lessor as it was considered as part of the $20.6 million net assets. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, imputed interest was approximately $1.2 million at December 31, 2012. At June 30, 2013, the receivables from termination of lease had a net balance of approximately $12.6 million, net of allowance of $0.7 million and discount on note of $0.7 million.

Other receivables and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2013	2012

Other receivables, current	$7,807,391	$2,092,136

Less: Allowance for doubtful accounts, current	(1,509,303)	(793,194)

Other receivables - current, net	$6,298,088	$1,298,942

Other receivables from termination of lease	$14,049,440	$-

Less: Discount on note	(704,484)	-

Allowance for doubtful accounts, non current	(702,472)	-

Other receivables from termination of lease, net	12,642,484	-

Less: Other receivables from termination of lease - current	(8,932,029)	-
Other receivables from termination of lease – non current	$3,710,455	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of the disposal date, the book value of the net assets underlying the lease and the determination of the $4.1 million loss is as follows:

Total consideration	$17,752,000

Less:

Interest expense	(1,227,078)

Total consideration (less cash held in Huacheng station and imputed interest)	16,524,922

Net assets

Cash held in Huacheng station as of disposal date	1,141,427

Account receivables	34,664,492

Inventories	88,617

Fixed assets	306,108

Long term deferred lease expenditure	1,299,700

Other long term deferred expenses	16,322

Account payables	(16,512,117)

Salary payable	(184,092)

Tax payable	(2,514)

Other payables	(198,119)

Total net assets	20,619,824

Total	(4,094,902)

Exchange rate effect	(22,761)

Loss	$(4,117,663)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2013	2012

Machinery and equipment	$5,653,211	$16,802,708

Transportation equipment	5,377,121	20,920,148
Leased equipment (A)	7,542,050	-

Office equipment	1,272,683	1,316,273

Buildings and improvements	228,487	224,101

Total	20,073,552	39,263,230

Less: Accumulated depreciation	(5,716,203)	(18,640,725)

Plant and equipment, net	$14,357,349	$20,622,505

Depreciation expense for the years ended June 30, 2013 and 2012 amounted to approximately $3.3 million and $4.4 million, respectively. Accumulated depreciation and depreciation expense for the leased equipment were both $0.2 million for the year ended June 30, 2013.

(A) Capital lease

In January 2013, the Company entered into two lease agreements with a third party to lease eight concrete pump trucks for total lease payments of approximately of $6.6 million. The lease term is for three years, starting from January 2013 to January 2016 with monthly lease payment of approximately $0.2 million and interest rate per annum of 7.68% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the three-year lease term (see Note 10). The Company recognized approximately $0.2 million of interest expense and $0.2 million of depreciation expense and accumulated depreciation related to the lease equipment for the year ended June 30, 2013.

In June 2013, the Company entered into another lease agreement with a third party to lease twenty-eight concrete mixer trucks for total lease payments of approximately of $1.0 million. The lease terms range from 5 to 27 months, from June 2013 to September 2015 , interest rate per annum of 7.98% per annum. The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 10). Both lease payments and depreciation of the assets will commence when put in use in July 2013.

Note 7 – Prepayments and advances

Prepayments consisted of the following:

	June 30,	June 30,
	2013	2012

Advances on inventory purchases	$27,714,588	$9,858,320

Rent prepayments (see Note 16)	113,050	2,976,936

Total prepayments	$27,827,638	$12,835,256

Minus: Current portion of prepayments	(27,827,638)	(11,694,758)

Total long-term prepayments	$-	$1,140,498

Note 8– Short term loans, banks and Bank guarantees

Short term loans, banks:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Short term loans represent amounts due to banks that are due within one year or on demand. As of June 30, 2013 and 2012, the outstanding balances on these loans consisted of the following:

	June 30,	June 30,
	2013	2012

Loan from Shanghai Pudong Development Bank, which was renewed in 2013, interest rate of 7.2% per annum, $2,422,500 due November 12, 2013 and $2,422,500 due December 12, 2013, guaranteed by Beijing Jinshengding Products Co., LTD	4,845,000	4,752,000

Loan from Construction Bank, which was renewed in 2013, interest rate of 6.89% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu.	5,652,500	5,544,000

Loan from Citibank, which was renewed in 2013, interest rate of 7.80% per annum, $1,211,250 due August 23, 2013, $1,211,250 due September 30 2013, $1,615,000 due October 31, 2013, guaranteed by Beijing Xinhang Construction Group, Mr. Han XianFu and Mr. He Weili.*	4,037,500	2,376,000

Loan from Beijing bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Financing Inc.	5,006,500	-

Loan from Merchant Bank, was fully repaid on November 8, 2012	-	1,584,000

Loan from ANZ bank, was fully repaid on December 25, 2012.	-	3,168,000

Loan from HSBC, was fully repaid on September 29, 2012	-	1,584,000

	$19,541,500	$19,008,000

*On August 23, 2013, $1.2 million was repaid.

The above guarantors are various suppliers of the Company. Mr. Han Xianfu and Mr. He Weili are the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Also see Note 11 – Related party transactions.

Interest expense on short-term loans for the years ended June 30, 2013 and 2012 amounted to approximately $1.5 million and $1.3 million, respectively.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are noninterest-bearing and due within six months. As of June 30, 2013 and 2012, the outstanding balances on these bank guarantees consisted of the following:

	June 30,	June 30,
	2013	2012

Bank guarantees due to Construction bank, various due dates from September to December 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu, a related party. *	$24,225,000	$-

* On July 1, 2013, $4.8 million was repaid.

Note 9 –Warrants liability

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s warrants had down-round ratchet provision on the exercise price. As a result, the warrants were not considered indexed to the Company’s own stock, and were classified as liabilities with all future changes in the fair value of these warrants recognized in earnings until the warrants expired on June 11, 2013.

These common stock purchase warrants did not trade in an active securities market, and as such, their fair value was estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

June 30,
2012

Annual dividend yield	-

Expected life (years)	0.95

Risk-free interest rate	0.20%

Expected volatility	49%

Expected volatility was based on the historical volatility of the Company’s common stock. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The expected life was based on the remaining term of the warrants. The risk-free interest rate was based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

Fair Value Measurement at
Carrying Value at
	June 30, 2013	June 30, 2013
		Level 1	Level 2	Level 3

Warrants liability	$-	$-	$-	$-

	Carrying Value at	Fair Value Measurement at
	June 30, 2012	June 30, 2012
		Level 1	Level 2	Level 3

Warrants liability	$132,427	$-	$132,427	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances:

Beginning balance, June 30, 2012	$132,427

Warrants exercised for the year ended June 30, 2013	-

Warrants expired and change in fair value during the year ended June 30, 2013	(132,427)

Ending balance, June 30, 2013	$-

Note 10 – Capital lease obligations

Capital lease obligations consist of the following:

	June 30,	June 30,
	2013	2012

Lease obligations for concrete pump trucks expiring in January 2016, lease payment at $181,000 per month with interest at 7.68% per annum	$5,596,394	$-

Lease obligations for concrete mixer trucks expiring in October 2013 and September 2015, lease payment at $61,000 per month with interest at 7.98% per annum	994,670	-

Total	6,591,064	-

Less: Deferred interest	(581,362)

	6,009,702	-

Less: Capital lease obligations - current	(2,448,883)	-

Capital lease obligations - non current	$3,560,819	$-

Future annual capital lease payments approximately consist of the following:

Twelve months ending June 30,	Amount
2014	$2,811,000
2015	2,580,000
2016	1,200,000
Thereafter	-
$6,591,000

Note 11– Related party transactions

Other payables – shareholders

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Mr. He Weili, a major shareholder, leased office space to the Company which was terminated on December 31, 2011. For the years ended June 30, 2013 and 2012, the Company recorded rent expense to the shareholder of $0 and $93,000, respectively. As of June 30, 2013 and 2012, approximately $0 and $53,000 remained unpaid, and were included in other payables - shareholders.

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guarantee some of the Company’s short-term loans payable to banks (see Note 8).

Total other payables - shareholders consisted of the following:

	June 30,	June 30,
	2013	2012

Han Xianfu, shareholder	$450,540	$450,540

He Weili, shareholder	306,788	353,461

	$757,328	$804,001

Note 12– Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income or loss for income tax purposes for the year ended June 30, 2013, which excludes $62,706 stock based compensation expenses and gain in fair value of warrant liabilities of $132,427. As of June 30, 2013, net operating loss carry forward for United States income taxes was approximately $1.7 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continued losses in United States companies. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for the years ended June 30, 2013 and 2012 were a decrease of approximately $49,000 and $19,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $17.8 million and $40.9 million as of June 30, 2013 and 2012, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao has applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% until June 12, 2015.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Loss before provision for income taxes consisted of:

	Years Ended
	June 30,
	2013	2012

USA and BVI	$(505,580)	$(1,708,777)

China	(22,923,473)	(4,650,620)

	$(23,429,053)	$(6,359,397)

Provision (Benefit) for income taxes consisted of:

	Years Ended
	June 30,
	2013	2012
Current provision:

USA	$-	$-

China	423,700	3,742,152

Total current provision	423,700	3,742,152

Deferred provision:

USA	-	-

China	(254,374)	(3,871,464)

Total deferred benefit	(254,374)	(3,871,464)
Total provision (benefit) for income taxes	$169,326	$(129,312)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2013	2012

Deferred tax assets - current

Allowance for doubtful accounts	$5,696,769	$3,293,051

	5,696,769	3,293,051

Valuation allowance	(1,709,031)	-

Total deferred tax assets - current	$3,987,738	$3,293,051

Deferred tax assets - non-current

Net operating loss carryforward in the U.S.	$590,613	$541,813

Impairment loss of long-lived assets	217,380	578,413

	807,993	1,120,226

Valuation allowance	(590,613)	(541,813)

Total deferred tax assets - non-current	$217,380	$578,413

As of June 30, 2013, the Company believes it is more likely than not that future pre-tax income from its China operations will be generated to realize its deferred tax. The Company also provided approximately $1.7 million valuation allowance against deferred tax assets related to its allowance for doubtful accounts as management estimates that certain bad debts were more than likely not to be allowed to deduct future pre-tax income by the Chinese tax authorities.

The Company has incurred losses from operations during all periods presented. Accordingly, management provided approximately $0.6 million valuation allowances against the deferred tax assets related to the Company’s U.S. operations as of June 30, 2013, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Taxes payable consisted of the following:

	June 30,	June 30,
	2013	2012

Income taxes payable	$79,718	$1,030,952

Other taxes payable	27,295	34,001

Total taxes payable	$107,013	$1,064,953

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2013, and 2012.

	June 30,		June 30,
	2013		2012

U.S. statutory rates	34%		34%

Foreign income not recognized in the U.S.	(34%	)	(34%	)

PRC statutory rates	25%		25%

Preferential tax treatment	(10%	)	(10%	)

Change in valuation allowance	(7%	)	(10%	)

Other*	(9%	)	(7%	)

Effective income tax rates	(1%	)	(2%	)

*This represents the expenses (income) incurred by the Company that are not subject to PRC income taxes during the years..

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2013 and 2012. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2013 and 2012, the Company did not incur any interest and penalties.

Note 13 – Shareholders’ equity

Warrants

The warrants issued to a placement agent from a private placement which occurred in June 2008 expired in June 2013.

Following is a summary of the investor warrants activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
			Life
	Number	Exercise	(in years)
		Price

Outstanding as of July 1, 2011	51,364	$28.80

Granted
Forfeited
Exercised	(2,604)	28.80
Outstanding as of June 30, 2012	48,760	28.80	0.95
Granted	-
Expired	(48,760)	28.80
Exercised	-
Outstanding as of June 30, 2013	-	$-	-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant. On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 4,167 options of the Company’s common stock at an exercise price of $34.80 per share. The options vested in equal quarterly installments over the first year of the agreement. As of June 30, 2012, all of the 4,167 options have been fully vested.

In January, 2010, the Company appointed a CFO who was also the President of the Company. On November 14, 2011, the Company entered into an employee termination agreement with the President and CFO. Upon termination of his service, all of his vested 8,125 option were forfeited.

The following is a summary of the stock option activity:

		Weighted	Aggregate
		Average	Intrinsic
Stock options	Shares	Exercise	Value
Price

Outstanding as of July 1, 2011	8,125	$48.12	$-
Granted	-
Forfeited	(8,125)	48.12
Exercised	-
Outstanding as of June 30, 2012	-	$-	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-	-
Outstanding as of June 30, 2013	-	$-	$-
Exercisable as of June 30, 2013	-	$-	$-

For the years ended June 30, 2013 and 2012, the Company recognized $0 as compensation expense under its stock option plan.

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management and consultants.

For the year ended June 30, 2013, the Company granted 833 shares of restricted stock to a former director vesting immediately. For the year ended June 30, 2012, the Company granted 4,167 restricted shares to five former and current directors for one year of service vesting quarterly from the respective grant date.

During May, 2010, the Company entered into an agreement with a communication consultant and agreed to grant 833 restricted shares of common stock on an annual basis with 208 restricted shares of common stock vesting quarterly. The service agreement was terminated on December 31, 2011 and the Company agreed to issue 347 restricted shares to the consultant for the service provided from June to September 2011. Accordingly, 208 shares were issued on October 14, 2011 at a value of $4,125 and 139 shares were issued on October 31, 2011 at a value of $3,767.

For the years ended June 30, 2013 and 2012, the Company recognized $62,706 and $132,641 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of June 30, 2013 was $0.

Following is a summary of the restricted stock grants:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value

Nonvested as of July 1, 2011	6,875	$47.40	$138,600
Granted	4,514	22.32
Forfeited	(2,636)	53.76
Vested	(5,419)	39.84	127,042
Nonvested as of June 30, 2012	3,334	$20.64	$65,600
Granted	833	17.76	5,300
Vested	(4,167)	17.76	16,000
Nonvested as of June 30, 2013	-	$-	$-

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million as of June 30, 2013 and 2012.

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

Note 15 – Loss per share

The basic and diluted loss per share for the years ended June 30, 2013 and 2012 are as follows:

	June 30,	June 30,
	2013	2012

Net loss attributed to common shareholders	$(23,598,379)	$(6,230,085)

Weighted average shares outstanding - Basic & Diluted	1,486,501	1,484,873

Loss per share - Basic & Diluted	$(15.88)	$(4.20)

For the years ended June 30, 2013 and 2012, 0 and 48,760 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive, respectively.

Note 16 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to eligible employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $0.7 million and $0.6 million for the years ended June 30, 2013 and 2012, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Commitments and contingencies

Lease Commitments

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on October 31, 2013, with annual payments of approximately $215,000. On August 31, 2010, the Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with annual payments of approximately $382,000.. On April 30, 2012, the Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $420,000, with three different lease terms, each having three-year expiration periods which will be automatically renewed for ensuring three-year terms and so on if the office building is not acquired or demolished by the city government.

The Company entered into three five-year and one four-year operating lease agreements for four manufacturing plants with various unrelated parties for a total monthly payment of $232,000. Certain lease payments have been prepaid and included in the prepayments, which are being amortized over the life of these leases. Three of the lease agreements were terminated early on November 30, 2010, September 25, 2012 and March 31, 2013.

Total operating lease expenses for the years ended June 30, 2013 and 2012, were approximately $2.2 million and $2.8 million, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Years ending June 30,	Amount
2014	$1,203,000
2015	1,057,000
2016	1,057,000
2017	1,057,000
2018	1,057,000
Thereafter	3,118,000
Total	$8,549,000

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Business Segments

The Company’s operations are classified into three reportable segments that provide different products or services. The Company is engaged in the business of selling concrete and manufacturing concrete. Separate segments are required because each business unit is subject to different production and technology strategies.

For the year ended June 30, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total

Net revenue	$69,314,758	$5,172,214	$-	$74,486,972

Depreciation	(1,779,944)	(1,171,860)	(347,676)	(3,299,480)

Segment profit (loss) (2)	3,468,291	644,366	(30,638,746)	(26,526,089)

Other income (expenses)	4,153,257	329,114	(247,072)	4,235,299

Interest income	1,779	16	657,967	659,762

Interest expense	-	-	(1,798,025)	(1,798,025)

Capital expenditures	(308,167)	(22,995)	-	(331,162)

Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

For the year ended June 30, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total

Net revenue	$134,773,387	$10,369,387	$-	$145,142,774

Depreciation	(3,725,938)	(286,691)	(374,125)	(4,386,754)

Segment profit (loss) (2)	25,865,627	(3,632,154)	(36,496,284)	(14,262,811)

Other income (expenses)	9,054,443	632,551	(611,297)	9,075,697

Interest income	-	-	448,279	448,279

Interest expense	-	-	(1,620,562)	(1,620,562)

Capital expenditures	(369,804)	(28,453)	-	(398,257)

Total assets as of June 30, 2012	$155,860,115	$8,350,707	$-	$164,210,822

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which was recorded based on by customers and not by segment on the accounts receivable aging.

(2) Segment loss of corporate reflected general and administrative expenses not specifically allocated by segments.

Note 19 – Subsequent events

On August 1, 2013, the Company effectuated a 1-for-12 reverse stock split of its issued and outstanding shares of common stock. The reverse stock split did not change the authorized numbers of shares of the Company’s common stock or its par value.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash	$456	$456
Total current assets	456	456

OTHER ASSETS:
Intercompany receivable	15,065,430	15,065,430
Investment in subsidiaries	45,300,298	64,070,727
Total other assets	60,365,728	79,136,157

Total assets	$60,366,184	$79,136,613

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Warrants liabilities	$-	$132,427
Total current liabilities	-	132,427

Total liabilities	-	132,427

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no share issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 and 1,486,038 shares issued and outstanding as of June 30, 2013 and 2012, respectively (*)	1,487	1,486
Additional paid-in-capital	35,233,305	35,170,600
Retained earnings	9,086,472	29,010,766
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	9,796,563	8,572,977
Total shareholders' equity	60,366,184	79,004,186
Total liabilities and shareholders' equity	$60,366,184	$79,136,613

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying condensed notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(62,706)	$(197,227)
LOSS FROM OPERATIONS	(62,706)	(197,227)

OTHER INCOME (EXPENSE) , NET
Change in fair value of warrant liability	132,427	445,603
Bank charge	-	(526)
TOTAL OTHER INCOME, NET	132,427	445,077

EQUITY LOSS OF SUBSIDIARIES	(23,668,100)	(6,477,935)

NET LOSS	(23,598,379)	(6,230,085)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,223,586	1,972,966

COMPREHENSIVE LOSS	$(22,374,793)	$(4,257,119)

The accompanying condensed notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,598,379)	$(6,230,085)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	62,706	132,641
Change in fair value of warrant liabilities	(132,427)	(445,603)
Loss from subsidiaries	23,668,100	6,477,935
Changes in operating assets and liabilities Accrued liabilities	-	(30,939)
Net cash used in operating activities	-	(96,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayment from intercompany	-	60,000
Net cash provided by investing activities	-	60,000

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

NET DECREASE IN CASH	-	(36,051)

CASH, beginning of year	456	36,507

CASH, end of year	$456	$456

The accompanying condensed notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

CONDENSED NOTES TO SCHEDULE 1

1.      Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2.      Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of China Advanced Construction Materials Group, Inc. exceed 25% of the consolidated net assets of China Advanced Construction Materials Group, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3.      Shareholders’ equity

Warrants

The warrants issued to a placement agent from a private placement which occurred in June 2008 expired in June 2013.

Following is a summary of the investor warrants activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
			Life
	Number	Exercise	(in years)
		Price

Outstanding as of July 1, 2011	51,364	$28.80

Granted
Forfeited
Exercised	(2,604)	28.80
Outstanding as of June 30, 2012	48,760	28.80	0.95
Granted	-
Expired	(48,760)	28.80
Exercised	-
Outstanding as of June 30, 2013	-	$-	-

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire ten years from the date of grant. On October 3, 2008, the Company entered into a one-year agreement with one of the Company’s board of directors. In connection with his services, the Company issued an aggregate of 4,167 options of the Company’s common stock at an exercise price of $34.80 per share. The options vested in equal quarterly installments over the first year of the agreement. As of June 30, 2012, all of the 4,167 options have been fully vested.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

CONDENSED NOTES TO SCHEDULE 1

In January, 2010, the Company appointed a CFO who was also the President of the Company. On November 14, 2011, the Company entered into an employee termination agreement with the President and CFO. Upon termination of his service, all of his vested 8,125 option were forfeited.

The following is a summary of the stock option activity:

		Weighted	Aggregate
		Average	Intrinsic
Stock options	Shares	Exercise	Value
Price

Outstanding as of July 1, 2011	8,125	$48.12	$-
Granted	-
Forfeited	(8,125)	48.12
Exercised	-
Outstanding as of June 30, 2012	-	$-	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-	-
Outstanding as of June 30, 2013	-	$-	$-
Exercisable as of June 30, 2013	-	$-	$-

For the years ended June 30, 2013 and 2012, the Company recognized $0 as compensation expense under its stock option plan.

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management and consultants.

For the year ended June 30, 2013, the Company granted 833 shares of restricted stock to a former director vesting immediately. For the year ended June 30, 2012, the Company granted 4,167 restricted shares to five former and current directors for one year of service vesting quarterly from the respective grant date.

During May, 2010, the Company entered into an agreement with a communication consultant and agreed to grant 833 restricted shares of common stock on an annual basis with 208 restricted shares of common stock vesting quarterly. The service agreement was terminated on December 31, 2011 and the Company agreed to issue 347 restricted shares to the consultant for the service provided from June to September 2011. Accordingly, 208 shares were issued on October 14, 2011 at a value of $4,125 and 139 shares were issued on October 31, 2011 at a value of $3,767.

For the years ended June 30, 2013 and 2012, the Company recognized $62,706 and $132,641 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of June 30, 2013 was $0.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of July 1, 2011	6,875	$47.40	$138,600
Granted	4,514	22.32
Forfeited	(2,636)	53.76
Vested	(5,419)	39.84	127,042
Nonvested as of June 30, 2012	3,334	$20.64	$65,600
Granted	833	17.76	5,300

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

CONDENSED NOTES TO SCHEDULE 1

Vested	(4,167)	17.76	16,000
Nonvested as of June 30, 2013	-	$-	$-

4.        Subsequent event

On August 1, 2013, the Company effectuated a 1-for-12 reverse stock split of its issued and outstanding shares of common stock. The reverse stock split did not change the authorized numbers of shares of the Company’s common stock or its par value.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han
Chief Executive Officer
(principal executive officer)

Date:	September 25, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board (principal executive officer)	September 25, 2013
Xianfu Han

/s/Weili He	Vice Chairman, Chief Operating Officer and Interim Chief Financial Officer (interim principal financial officer and principal accounting officer)	September 25, 2013
Weili He
/s/Tao Jin	Director	September 25, 2013
Tao Jin

/s/Xinyong Gao	Director	September 25, 2013
Xinyong Gao

/s/Ken Ren	Director	September 25, 2013
Ken Ren