Form 10-K/A
period 2013-06-30
China Advanced Construction Materials Group, Inc
filed 2013-10-28
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

 i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE :
None.

ii

iii

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of China Advanced Construction Materials Group, Inc. (the “Company”) for the year ended June 30, 2013, as filed with the Securities and Exchange Commission on September 25, 2013 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III of the Original Form 10-K that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names of our directors, executive officers and significant employees of our company as of the date of this annual report, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

		Position with the	Term as Director of
Name	Age	Company	Company
Xianfu Han	53	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	55	Chief Operating Officer, Vice Chairman, interim CFO and Director	April 2008 – Present
Tao Jin	45	Director	May 2011 – Present
Xinyong Gao	40	Director	June 2012 – Present
Ken Ren	37	Director	June 2012 – Present

Name	Position with the Company and Principal Occupations

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

Tao Jin

Mr. Jin became a member of our Board of Directors on May 4, 2011. Mr. Jin is Senior Partner with the Chinese law firm of Jincheng TongDa & Neal, based in Beijing, where he specializes in mergers and acquisitions, foreign investments in China and capital market transactions. Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of mergers and acquisitions and capital markets transactions. Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on merger and acquisition transactions. His clients included major multinational corporations, investment banks, PRC corporations and private equity funds. Mr. Jin joined JP Morgan’s legal department in 2002 as head legal counsel for mergers and acquisitions and capital market transactions in China. Immediately prior to joining Jincheng TongDa, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin received his B.S. from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin. Mr. Jin is admitted to the New York bar. Mr. Jin has not held any other public company directorships during the past five years.

Mr. Jin serves as Chairman of our Compensation Committee and as a member of our Audit Committee and Nominating and Governance Committee.

Xinyong Gao

Mr. Gao is currently Vice President of Beijing Capital Development Holding (Group) Co., Ltd., a position he has held since March 3, 2013. Prior to that, he had been the Operations Director of Capital Holding (International) Limited, Beijing Capital Development Holding Group Co., Ltd., a real estate development company based in China, a position he held since September 2011. From July 1994 to September 2011, Mr. Gao served in various capacities, most recently the Deputy General Manager, International Engineering Contracting Dept., with Beijing Urban Construction Group Co. Ltd., a China- based construction company which built 41 structures for the 2008 Beijing Olympics. Mr. Gao received his B.A. from Shandong Normal University and his M.B.A. from the Open University of Hong Kong. Mr. Gao has not held any other public company directorships during the past five years.

Mr. Gao serves as Chairman of the Company’s Nominating and Governance Committee and as a member of our Audit Committee and Compensation Committee.

Ken Ren

Mr. Ren is currently the Chief Financial Officer of China Green Agriculture Inc., a position he has held since 2010. Previously, Mr. Ren served as a capital market analyst for the Federal Home Loan Bank of Des Moines, where he analyzed, priced, and assisted in trading investments and issuing debt, conducted hedges and performed analytical work for the bank’s $20 billion investment portfolio of mortgage whole loan and mortgage backed securities. Before this, Mr. Ren served as a senior investment associate at an asset management subsidiary of Wells Fargo, which provides money management services to institutional clients. Earlier, Mr. Ren worked at Residential Capital LLC, a subsidiary of Ally Financial, where he was responsible for risk analytics and reporting while managing its credit residual portfolio. Mr. Ren received Ph.D. in operations research in 2006, and M.S. in computational finance in 2004, both from Purdue University, West Lafayette. Mr. Ren has not held any other public company directorships during the past five years.

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

Xianfu Han. Mr. Han has extensive senior management experience in the industry in which we operate, having served as our Chief Executive Officer and Chairman since September 2008 and as the Chairman of Xin Ao since 2003. Mr. Han has over 25 years of management experience in the building material industry, and has worked extensively with various governmental agencies on behalf of our industry in Beijing.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Common Stock of the Company to file with the SEC and Nasdaq reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of Forms 3, 4 and 5 (including amendments to such form) furnished to the Company during and with respect to the year ended June 30, 2013 and written representations from certain persons that no other reports were required for them, we believe that each of the Company’s directors, officers and more than ten-percent stockholders filed all such required forms on a timely basis.

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

Audit Committee

Our audit committee consists of Mr. Ren, Mr. Jin and Mr. Gao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Ren serves as our audit committee financial expert as that term is defined by Item 407 of Regulation S-K of the Exchange Act. The audit committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K under the Securities Act of 1933, as amended;

  discussing the annual audited financial statements with management and our independent auditors;

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2013 and 2012.

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xianfu Han	2013	140,000							140,000
Chairman and CEO	2012	140,000	-	-	-	-	-	-	140,000

Weili He,	2013	109,169							109,169
Vice Chairman, interim CFO and COO	2012	109,169	-	-	-	-	-	-	109,169

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Employment Agreements

In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately. In January, 2011, we entered into a three year Employment Agreement with Mr. Han pursuant to which he receives an annual salary of $140,000 for service as our Chief Executive Officer.

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

In January, 2011, we also entered into a three year Employment Agreement with Mr. He pursuant to which he receives an annual salary of $109,169 for service as our Chief Operating Officer.

Upon termination of Mr. He’s employment because of death, disability or for cause, the Company will pay or provide to Mr. He or his estate, as the case may be (i) any unpaid base salary and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) all other payments or benefits to which Mr. He may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

Upon the termination of Mr. He’s employment by the Company without cause, the Company will pay or provide to Mr. He (i) all amounts due as if Mr. He’s employment were terminated because of death, disability or for cause, and (ii) subject to Mr. He’s execution (and non-revocation) of a general release of claims against the Company and its affiliates in a form reasonably requested by the Company, (a) continued payment of his base salary for two months after termination, payable in accordance with the regular payroll practices of the Company, but off the payroll; and (b) payment of his cost of continued medical coverage for two (2) months after termination (subject to his co-payment of the costs in the same proportion as such costs were shared immediately prior to the date of termination). Payments provided under this Section 6(d) shall be in lieu of any termination or severance payments or benefits for which Mr. He may be eligible under any of the plans, policies or programs of the Company.

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($) (1)	($) (1)	($)
Tao Jin	$ 25,000	--	--	$ 25,000
Xinyong Gao	$ 25,000	--	--	$ 25,000
Ken Ren	$ 25,000	--	--	$ 25,000

(1) The amounts in these columns represent the compensation cost of shares of restricted stock awarded by the Company during the fiscal year, except that these amounts do not include any estimate of forfeitures. The aggregate grant date fair value of restricted stock awards granted were determined in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (formerly SFAS123(R)) and are recognized as compensation cost over the requisite service period.

On May 4, 2011, we entered into a director agreement with Tao Jin pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 (10,000 on a pre-split basis) restricted shares of the Company’s common stock, which vested in four equal quarterly installments.

On June 12, 2012, we entered into a director agreement with Xinyong Gao pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 restricted shares of the Company’s common stock, which vested in four equal quarterly installments.

On June 12, 2012, we entered into a director agreement with Ken Ren pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 restricted shares of the Company’s common stock, which vested in four equal quarterly installments.

As of the date of this report none of the restricted shares noted above have been issued to the independent directors.

Changes in Control

There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 25, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO	440,481	29.62%
Weili He (4)	Vice Chairman, COO and Interim CFO	293,654	19.75%
Ken Ren (5)	Director	--	*
Tao Jin (6)	Director	833	*
Xinyong Gao (7)	Director	--	*
All officers and directors as a group (5 persons named above)		734,968	49.43%

*Less than 1%

(1) As of the close of business on October 25, 2013, there were 1,486,871 shares of our common stock outstanding.

(2) In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on October 25, 2013 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on October 25, 2013, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3) On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 291,667 shares (3,500,000 shares pre-reverse split)of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 291,667 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 291,667 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(4) On June 11, 2008, Mr. He entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 166,667 shares (2,000,000 shares pre-reverse split) of the Company’s common stock owned by Mr. He were placed into escrow, with AST appointed as the escrow agent. The 166,667 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. He if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. He maintains voting power over all 166,667 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

(5) Mr. Ren is entitled to receive 833 restricted shares of the Company’s common stock under his director agreement but as of the date hereof such shares have not yet been issued.

(6) Mr. Jin is entitled to receive 833 restricted shares of the Company’s common stock under his director agreement but as of the date hereof such shares have not yet been issued.

(7) Mr. Gao is entitled to receive 833 restricted shares of the Company’s common stock under his director agreement but as of the date hereof such shares have not yet been issued.

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

Mr. Weili He, the Company’s Chief Operating Officer and interim Chief Financial Officer, leased office space to the Company at approximately the current fair market value from July 2009 until the lease was terminated on December 31, 2011, with annual payments of approximately $176,000. For years ended June 30, 2013 and 2012, the Company recorded rent expense to the shareholder in the amount of approximately $0 for fiscal 2013 and $$93,000 for fiscal 2012. As of June 30, 2013 and 2012, approximately $0 and $53,000, respectively, remained unpaid.

Mr. Xianfu Han, the Company’s Chief Executive Officer and Mr. Weili He, the Company’s Chief Operating Officer and interim Chief Financial Officer, have also advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. As of June 30, 2013, $450,540 and $360,788 (including $53,000 due for unpaid rent expenses discussed above) remain payable to Mr. Han and Mr. He, respectively.

Independence of the Board of Directors

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2013 and 2012:

	Years Ended
	June 30, 2013	June 30, 2012
Audit Fees	$180,000,	$209,750
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$180,000	$209,750

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditor, respectively, in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by our independent auditor in connection with our private and public offerings conducted during such periods.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board of Directors.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman for our consolidated financial statements as of and for the year ended June 30, 2013.

Principal Accountant’s Engagement to Audit

The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was approximately 65%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han
Chief Executive Officer
(principal executive officer)

Date:	October 28, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
Signature

/s/ Xianfu Han	Chief Executive Officer and Chairman of	October 28, 2013
Xianfu Han	the Board
(principal executive officer)

/s/Weili He	Vice Chairman, Chief Operating Officer	October 28, 2013
Weili He	and Interim Chief
Financial Officer (interim principal
financial officer and principal
accounting officer)

/s/Tao Jin	Director	October 28, 2013
Tao Jin

/s/Xinyong Gao	Director	October 28, 2013
Xinyong Gao

/s/Ken Ren	Director	October 28, 2013
Ken Ren