Form 10-Q
period 2013-09-30
China Advanced Construction Materials Group, Inc
filed 2013-11-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-141568

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP,INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1,486,871

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
ASSETS	2013	2013

CURRENT ASSETS:
Cash	$6,938,247	$3,949,939
Restricted cash	12,967,373	6,491,175
Accounts and notes receivable, net of allowance for doubtful accounts of $39,511,457 and $36,469,156, respectively	52,634,995	59,696,331
Inventories	1,009,000	1,122,380
Short term investment	11,064,979	5,168,000
Other receivables	6,953,222	6,298,088
Other receivable from termination of lease, net	9,298,922	8,932,029
Prepayments and advances	32,966,821	27,827,638
Deferred tax assets	4,019,838	3,987,738
Total current assets	137,853,397	123,473,318

PROPERTY PLANT AND EQUIPMENT, net	15,407,790	14,357,349

OTHER ASSETS:
Other receivable from termination of lease, net	1,887,261	3,710,455
Advances on equipment purchases, net	3,751,014	4,015,294
Deferred tax assets	219,130	217,380
Total other assets	5,857,405	7,943,129

Total assets	$159,118,592	$145,773,796

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$59,666,200	$43,766,500
Notes payable	3,256,000	-
Accounts payable	31,160,701	33,730,871
Customer deposits	1,670,133	1,732,662
Other payables	2,853,721	1,989,023
Other payables - shareholders	757,328	757,328
Accrued liabilities	890,475	988,598
Capital lease obligations - current	4,410,148	2,448,883
Taxes payable	26,878	107,013
Total current liabilities	104,691,584	85,520,878

OTHER LIABILITIES
Capital lease obligations - non current	3,131,285	3,560,819
Total liabilities	107,822,869	89,081,697

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 and 1,486,871 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	1,487	1,487
Additional paid-in-capital	35,233,305	35,233,305
(Accumulated deficit) Retained earnings	(422,997)	5,412,387
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,235,571	9,796,563
Total shareholders' equity	51,295,723	56,692,099
Total liabilities and shareholders' equity	$159,118,592	$145,773,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended
	September 30,
	2013	2012
REVENUE
Sales of concrete	$9,721,117	$28,876,908
Manufacturing services	442,303	1,933,721
Total revenue	10,163,420	30,810,629

COST OF REVENUE
Concrete	8,614,755	21,861,154
Manufacturing services	411,143	1,616,527
Total cost of revenue	9,025,898	23,477,681

GROSS PROFIT	1,137,522	7,332,948

PROVISION FOR DOUBTFUL ACCOUNTS	(3,049,421)	(9,341,595)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,910,625)	(3,189,614)
RESEARCH AND DEVELOPMENT EXPENSES	(203,999)	(288,880)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(1,369,461)	(344,425)

LOSS FROM OPERATIONS	(6,395,984)	(5,831,566)

OTHER (EXPENSE) INCOME, NET
Subsidy income	609,805	1,827,526
Non-operating (expense) income, net	132,246	(231,310)
Change in fair value of warrant liability	-	123,097
Interest income	346,253	27,434
Interest expense	(527,704)	(500,837)
TOTAL OTHER INCOME, NET	560,600	1,245,910

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,835,384)	(4,585,656)

PROVISION FOR INCOME TAXES	-	799,167

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,835,384)	$(5,384,823)

COMPREHENSIVE INCOME (LOSS):
Net loss	(5,835,384)	(5,384,823)
Foreign currency translation adjustment	439,008	(160,273)

COMPREHENSIVE LOSS	$(5,396,376)	$(5,545,096)

LOSS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares (*):
Basic and diluted	1,486,871	1,486,538

Loss per share:
Basic and diluted (*)	$(3.92)	$(3.62)

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,835,384)	(5,384,823)
Adjustments to reconcile net loss to cash used in operating activitie
Depreciation	485,839	909,044
Stock-based compensation expense	-	18,386
Provision for doubtful accounts	3,049,421	9,341,595
Change in fair value of warrant liabilitie	-	(123,097)
Loss realized from disposal of property, plant and equipmen	1,369,461	344,425
Imputed interest on other receivable from termination of lease	(199,273)	-
Interest expense on capital lease	132,963	-
Changes in operating assets and liabilitie
Accounts and notes receivable	4,775,458	(8,912,188)
Inventories	121,963	886,088
Other receivables	198,959	446,235
Other receivable from termination of lease	1,459,800	-
Prepayments	(6,056,971)	(1,510,448)
Long term prepayments	-	637,352
Accounts payable	(2,859,788)	3,740,746
Customer deposits	(76,194)	64,903
Other payables	846,094	(1,529,864)
Accrued liabilities	(104,676)	(432,979)
Taxes payable	(80,697)	339,938
Net cash used in operating activities	(2,773,025)	(1,164,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of short-term investments, ne	(5,833,799)	-
Purchase of property, plant and equipmen	(57,684)	(52,813)
Net cash used in investing activitie	(5,891,483)	(52,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	22,789,100	10,671,750
Payments of short term loans and bank guarantees	(7,299,000)	(5,927,500)
Proceeds from notes payable	3,244,000	-
Principal payments on capital lease obligation	(720,457)	-
Restricted cash	(6,400,271)	(1,758,884)
Net cash provided by financing activities	11,613,372	2,985,366

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	39,444	(13,852)

NET INCREASE IN CASH	2,988,308	1,754,014

CASH, beginning of period	3,949,939	2,409,914

CASH, end of period	$6,938,247	4,163,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

Beijing XinAo Concrete Group (“XinAo”), our VIE, is comprised of five 100% owned subsidiaries in the PRC for consulting, concrete mixing and equipment rental services: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (Heng Xin). The purpose of these subsidiaries is to support the Company’s future growth.

On August 1, 2013, after the completion of the Reverse Split (See note 12), CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the 2013 annual report in the Form 10-K filed on September 25, 2013.

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

Ownership
Subsidiaries and VIEs	Place incorporated	percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	June 30,
	2013	2013
Current assets	$137,502,252	$123,024,176
Property, plant and equipment	15,402,294	14,351,355
Other noncurrent assets	2,594,791	4,412,335
Total assets	155,499,337	141,787,866

Liabilities	(106,908,033)	(88,101,262)

Intercompany payables*	(7,436,028)	(7,378,365)

Total liabilities	(114,344,061)	(95,479,627)

Net assets	$41,155,276	$46,308,239

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the valuation of warrants and share-based payments, deferred income taxes, income tax payable, allowance for doubtful accounts, capital lease obligations, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

Concentrations

For the three months ended September 30, 2013, the Company had three customers that represented approximately 16.7%, 15.9% and 12.4% of the total revenue. As of September 30, 2013, these customers accounted for approximately 2.3%, 0.9% and 3.2% of the total balance of accounts receivable. For the three months ended September 30, 2012, the Company had no customer that represented for more than 10% of the total revenue.

For the three months ended September 30, 2013, the Company had one vendor that represented approximately 12.5% of total purchases. As of September 30, 2013, this vendor accounted for approximately 2.4% of the total balance of accounts payable. For the three months ended September 30, 2012, the Company had no vendor that represented for more than 10% of the total purchases.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

Asset and liability accounts at September 30, 2013 and June 30, 2013, were translated at RMB 6.14 to $1.00 and RMB 6.19 to $1.00. The average translation rates applied to the consolidated statements of income and cash flows for the three months ended September 30, 2013 and 2012, were RMB 6.17 and RMB 6.33 to $1.00, respectively.

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

The Company includes the shipping and handling fee in both revenue and cost of revenue.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of September 30, 2013 and June 30, 2013, the Company had deposits in excess of federally insured limits totaling approximately $6.7 million and $3.8 million, respectively.

Restricted cash

Restricted cash consists of collateral totaling $13.0 million representing cash deposits for short term loans.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amount receivable that past due and the expected collectability of overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs for each of the three months ended September 30, 2013 and 2012. The allowance for doubtful accounts was approximately $39.5 million and $36.5 million at September 30, 2013 and June 30, 2013, respectively.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refund and other deposits. Management regularly reviews aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. The allowance for other receivables was approximately $2.2 million at September 30, 2013 and June 30, 2013.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compare the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30, 2013 and June 30, 2013, the Company determined no reserves for obsolescence were necessary.

Short term investments

During May 2013, the Company entered into an investment agreement for a maximum period of two years with a financial investment company, whereby the Company could invest up to approximately RMB 100 million ($16.3 million). The Company can redeem the investment any time within the agreed period with a 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed to be no less than 7% per annum. In October 2013, the Company entered into another investment agreement with the same financial investment company for a maximum period of eighteen months and up to approximately RMB 100 million ($16.3 million). The rate of return on the additional investment was guaranteed to be no less than 10% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured. The Company’s investments in the financial investment company were approximately $11.1 million as of September 30, 2013.

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For the three months ended September 30, 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There were no impairment charges for the three months ended September 30, 2013 and 2012.

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

United States federal, state and local income tax returns prior to 2011 are not subject to examination by any applicable tax authorities.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company a VAT exemption through June 2015.

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended September 30, 2013 and 2012, were approximately $0.2 million and $0.3 million, respectively. Advertising costs for the three months ended September 30, 2013 and 2012, were approximately $3,000. Repair and maintenance costs for the three months ended September 30, 2013 and 2012, were $0.03 million and $0.2 million, respectively.

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

All share and per share amounts used in the Company’s unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-12 reverse stock split effective on August 1, 2013 (See Note 12).

Comprehensive income

Comprehensive income consists of net income and foreign currency translation adjustments.

Note 3 – Supplemental disclosure of cash flow information

For the three months ended September 30, 2013 and 2012, the Company paid interest in the amount of approximately $0.5 million and $0.4 million, respectively.

Cash payments for income tax for the three months ended September 30, 2013 and 2012 were $0.5 million.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Non-cash investing and financing activities

For the three months ended September 30, 2013, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See note 6).

For the three months ended September 30, 2013, the Company had other payables of approximately $0.03 million as a result of purchases of property, plant and equipment that had not been paid for yet. The Company had other receivables of approximately $0.9 million as a result of disposal of property, plant and equipment during the three months ended September 30, 2013. The Company offset other payables from acquisitions of property, plant and equipment of approximately $0.4 million with other receivables from termination of leases with during the three months ended September 30, 2013. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million during the three months ended September 30, 2013.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

The Company’s estimate of its allowance for doubtful accounts as of September 30, 2013 and June 30, 2013 was as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts was approximately $39.5 million and $36.5 million at September 30, 2013 and June 30, 2013, respectively.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2013	2013
Accounts receivable, current	$91,983,652	$96,092,812
Notes receivable, current	162,800	72,675
	92,146,452	96,165,487
Less: Allowance for doubtful accounts, current	(39,511,457)	(36,469,156)
Total accounts and notes receivable, net	$52,634,995	$59,696,331

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On September 25, 2012, the Company entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). As of September 30, 2013 and June 30, 2013, the Company has received approximately $5.9 million and $4.0 million of the total $17.8 million, and the remaining $11.9 million proceeds will be paid in installments with no interest by December 31, 2014. In connection with this transaction, we have returned $1.2 million to the lessor as it was considered as part of the $20.6 million net assets. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, imputed interest was approximately $1.2 million. At September 30, 2013 and June 30, 2013, the receivables from termination of lease had a net balance of approximately $11.2 million and $12.6 million, net of allowance of $0.6 million and $0.7 million and discount on note of $0.5 million $0.7 million, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Other receivables and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2013	2013
Other receivables, current	$8,582,564	$7,807,391
Less: Allowance for doubtful accounts, current	(1,629,342)	(1,509,303)
Other receivables - current, net	$6,953,222	$6,298,088

Other receivables from termination of lease	$12,311,923	$14,049,440
Less: Discount on note	(510,144)	(704,484)
Allowance for doubtful accounts, non current	(615,596)	(702,472)
Other receivables from termination of lease, net	11,186,183	12,642,484
Less: Other receivables from termination of lease - current	(9,298,922)	(8,932,029)
Other receivables from termination of lease – non current	$1,887,261	$3,710,455

As of the disposal date, the book value of the net assets underlying the lease and the determination of the $4.1 million loss is as follows:

Total consideration	$17,752,000
Less:
Interest expense	(1,227,078)
Total consideration (less cash held in Huacheng station and imputed interest)	16,524,922
Net assets
Cash held in Huacheng station as of disposal date	1,141,427
Account receivables	34,664,492
Inventories	88,617
Fixed assets	306,108
Long term deferred lease expenditure	1,299,700
Other long term deferred expenses	16,322
Account payables	(16,512,117)
Salary payable	(184,092)
Tax payable	(2,514)
Other payables	(198,119)
Total net assets	20,619,824
Total	(4,094,902)
Exchange rate effect	(22,761)
Loss	$(4,117,663)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2013	2013
Machinery and equipment	$5,562,072	$5,653,211
Transportation equipment	944,701	5,377,121
Leased equipment (A)	11,225,386	7,542,050
Office equipment	1,288,584	1,272,683
Buildings and improvements	230,326	228,487
Total	19,251,069	20,073,552
Less: Accumulated depreciation	(3,843,279)	(5,716,203)
Plant and equipment, net	$15,407,790	$14,357,349

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to approximately $0.5 million and $0.9 million, respectively. Depreciation expense for the leased equipment was $0.2 million for the three months ended September 30, 2013. Accumulated depreciation for the leased equipment as of September 30, 2013 was $0.4 million.

(A) Capital lease

In January 2013, the Company entered into two lease agreements with a third party to lease eight concrete pump trucks for total lease payments of approximately $6.6 million. The lease term is for three years, starting in January 2013 and ending in January 2016 with monthly lease payment of approximately $0.2 million and an interest rate per annum of 7.68% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the three-year lease term (see Note 9). The Company recognized approximately $0.1 million of interest expense and $0.1 million of depreciation expense for the three months ended September 30, 2013.

In June 2013, the Company entered into lease agreements with a third party to lease twenty-eight concrete mixer trucks for total lease payments of approximately $1.0 million. The lease terms range from 5 to 27 months, between June 2013 and September 2015, and the interest rate per annum was 7.98% .. The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). The Company recognized approximately $0.02 million of interest expense and $0.04 million of depreciation expense for the three months ended September 30, 2013.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

In July 2013, the Company entered into five lease agreements with the third parties to lease fifty concrete mixer trucks, two concrete pump trucks and one sedan for total lease payments of approximately $2.2 million. The lease terms range from 10 to 22 months, from August 2013 to June 2015, with interest rates ranging from 0% to 7.28% per annum. The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). The Company recognized approximately $0.02 million of interest expense and $0.03 million of depreciation expense for the three months ended September 30, 2013.

Note 7 – Prepayments and advances

Prepayments consisted of the following:

	September 30,	June 30,
	2013	2013
Advances on inventory purchases	$32,747,464	$27,714,588
Rent prepayments (see Note 16)	219,357	113,050
Total prepayments, current	$32,966,821	$27,827,638

Note 8 – Short term loans, banks, Bank guarantees and Notes payable

Short term loans, banks:

Short term loans represent amounts due to banks that are due within one year or on demand. The outstanding balances on these loans consisted of the following:

	September 30,	June 30,
	2013	2013
Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, $2,442,000 due November 12, 2013 and $2,442,000 due December 12, 2013, guaranteed by Beijing Jinshengding Products Co., LTD	4,884,000	4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu.	5,698,000	5,652,500

Loan from Citibank, interest rate of 7.50% per annum, $1,221,000 due January 23, 2014, $1,628,000 due October 31, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili. *	2,849,000	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Financing Inc.	5,046,800	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	6,512,000	-

Loan from Citic Bank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	3,256,000	-
	$28,245,800	$19,541,500

* On October 31, 2013, $1.6 million was repaid.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The above guarantors are various suppliers of the Company. Mr. Han Xianfu and Mr. He Weili are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 – Related party transactions.

Interest expense on short-term loans for the three months ended September 30, 2013 and 2012 amounted to approximately $0.4 million.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are noninterest-bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	September 30,	June 30,
	2013	2013
Bank guarantees due to Construction Bank, various due dates from October 2013 to March 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu, a related party. *	$31,420,400	$24,225,000

* On October 11 and October 17, 2013, $2.0 million was repaid.

As of September 30, 2013 and June 30, 2013, the Company had restricted cash for short-term loans and bank guarantees of approximately $12.0 million and $6.5 million, respectively.

Notes payable:

During the three months ended September 30, 2013, bank notes were issued to a third party for inventory purchase. The notes amounted to $3.3 million (RMB 20 million) as of September 30, 2013, and are non-interest bearing with an expiration date of January 17, 2014. The restricted cash for the notes was approximately $1.0 million as of September 30, 2013.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	September 30,	June 30,
	2013	2013
Lease obligations for concrete pump trucks expiring in January 2016, lease payment at $185,000 per month with interest at 7.68% per annum	$5,478,642	$5,596,394
Lease obligations for concrete mixer trucks expiring in October 2013 and September 2015, lease payment at $62,000 per month with interest at 7.98% per annum	818,601	994,670
Lease obligations for concrete mixer trucks expiring in May 2014, lease payment at $155,000 per month with interest at 7.28% per annum	1,243,694	-
Lease obligations for concrete pump trucks expiring in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum	515,753	-
Lease obligations for a sedan expiring in June 2015, lease payment at $1,000 per month with no interest *	17,942	-
Total
	8,074,632	6,591,064
Less: Deferred interest	(533,199)	(581,362)
	7,541,433	6,009,702
Less: Capital lease obligations - current	(4,410,148)	(2,448,883)
Capital lease obligations - non current	$3,131,285	$3,560,819

*This lease was paid off in entirety in Oct 2013.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Future annual capital lease payments approximately consist of the following:

Twelve months ending September 30,	Amount
2014	$4,790,000
2015	2,730,000
2016	560,000
$8,080,000

Note 10 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guarantee some of the Company’s short-term loans payable to banks (see Note 8).

Total other payables - shareholders consisted of the following:

	September 30,	June 30,
	2013	2013
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	306,788	306,788
	$757,328	$757,328

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for income tax purposes for the three months ended September 30, 2013. As of September 30, 2013, net operating loss carry forward for United States income taxes was approximately $1.7 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2013 and 2012. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the British Virgin Islands.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities have cumulative undistributed earnings of approximately $12.0 million and $17.8 million as of September 30, 2013 and June 30, 2013, respectively, included in consolidated retained earnings and will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to an income tax reduction from 25% to 15% until June 12, 2015.

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

Loss before provision for income taxes consisted of:

	Three Months Ended
	September 30,
	2013	2012

USA and BVI	(33,302)	(401,818)
China	(5,802,082)	(4,183,838)
	$(5,835,384)	$(4,585,656)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Provision for income taxes consisted of:

	Three Months Ended
	September 30,
	2013	2012
Current provision:
USA	$-	$-
China	-	799,167
Total current provision	-	799,167
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$-	$799,167

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2013	2013
Deferred tax assets - current
Allowance for doubtful accounts	$5,742,625	$5,696,769
Valuation allowance *	(1,722,787)	(1,709,031)
Total deferred tax assets - current	$4,019,838	$3,987,738
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$590,613	$590,613
Impairment loss of long-lived assets	219,130	217,380
	809,743	807,993
Valuation allowance *	(590,613)	(590,613)
Total deferred tax assets - non-current	$219,130	$217,380

*Changes to valuation allowance were due to exchange rate difference.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

As of September 30, 2013 and June 30, 2013, the Company believes it is more likely than not that future pre-tax income from its China operations will be generated to realize its deferred tax. The Company also provided approximately $1.7 million valuation allowance against deferred tax assets related to its allowance for doubtful accounts as management estimates that certain bad debts were more than likely not to be allowed to deduct future pre-tax income by the Chinese tax authorities.

The Company has incurred losses from operations during all periods presented. Accordingly, management provided approximately $0.6 million valuation allowances against the deferred tax assets related to the Company’s U.S. operations as of September 30, 2013, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Taxes payable consisted of the following:

	September 30,	June 30,
	2013	2013
Income taxes payable	$-	$79,718
Other taxes payable	26,878	27,295
Total taxes payable	$26,878	$107,013

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2013 and June 30, 2013. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2013 and 2012, the Company did not incur any interest and penalties.

Note 12 – Shareholders’ equity

Reverse stock split

On August 1, 2013, the Company effectuated a 1-for-12 reverse stock split of its issued and outstanding shares of common stock. All share and per share amounts used in the Company’s unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the stock. The reverse stock split did not change the authorized number of shares of the Company’s common stock or its par value.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million as of September 30, 2013 and June 30, 2013.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

Note 14 – Loss per share

The basic and diluted loss per share for the three months ended September 30, 2013 and 2012 are as follows:

	September 30,	September 30,
	2013	2012
Net loss attributed to common shareholders	$(5,835,384)	$(5,384,823)
Weighted average shares outstanding
- Basic & Diluted	1,486,871	1,486,538

Loss per share - Basic & Diluted	$(3.92)	$(3.62)

For the three months ended September 30, 2013 and 2012, 0 and 585,125 warrants outstanding were excluded in the diluted EPS calculation because their effect was anti-dilutive, respectively.

Note 15 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to eligible employees. The pension includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary from the prior year and the other part, paid by the employee, is 8% of the actual salary. The Company’s contributions of employment benefits, including pension were approximately $0.2 million for the three months ended September 30, 2013 and 2012.

Note 16 – Commitments and contingencies

Lease Commitments

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on October 31, 2014, with annual payments of approximately $218,000. Certain lease payments have been prepaid and included in the prepayments, which are being amortized over the life of these leases. On August 31, 2010, the Company entered a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with annual payments of approximately $389,000. On April 30, 2012, the Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $427,000, with three different lease terms, each having three-year expiration periods which will be automatically renewed for ensuring three-year terms and so on if the office building is not acquired or demolished by the city government.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Company entered into three five-year and one four-year operating lease agreements for four manufacturing plants with various unrelated parties for a total monthly payment of $232,000. Three of the lease agreements were terminated early on November 30, 2010, September 25, 2012 and March 31, 2013, respectively. The four-year lease was renewed in September 2013 through December 31, 2018, with a monthly payment of $68,000.

In August 2013, the Company entered into an eight-year operating lease agreement for a manufacturing plant with an unrelated party for a monthly payment of $54,000.

Total operating lease expenses for the three months ended September 30, 2013 and 2012, were approximately $0.5 million and $0.7 million, respectively. Operating lease expense is included in cost of revenue, selling, general, and administrative expenses. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Years ending September 30,	Amount
2014	$2,016,000
2015	1,905,000
2016	1,887,000
2017	1,887,000
2018	1,279,000
Thereafter	2,906,000
Total	$11,880,000

Legal Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s unaudited consolidated financial position, results of operations and cash flows.

Note 17 – Business Segments

The Company’s operations are classified into three reportable segments that provide different products or services. The Company is engaged in the business of selling concrete and manufacturing concrete. Separate segments are required because each business unit is subject to different production and technology strategies.

For the three months ended September 30, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$9,721,117	$442,303	$-	$10,163,420
Depreciation	$(319,362)	$(59,940)	$(106,537)	$(485,839)
Segment profit (loss) (2)	$(347,291)	$31,160	$(6,079,853)	$(6,395,984)
Other income (expenses)	$584,558	$26,538	$130,955	$742,051
Interest income	$156	$-	$346,097	$346,253
Interest expense	$-	$-	$(527,704)	$(527,704)
Capital expenditures	$(55,174)	$(2,510)	$-	$(57,684)
Total assets as of September 30, 2013	$152,193,892	$6,924,700	$-	$159,118,592

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

For the three months ended September 30, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$28,876,908	$1,933,721	$-	$30,810,629
Depreciation	$(478,935)	$(361,452)	$(68,657)	$(909,044)
Segment profit (loss) (2)	$6,043,935	$274,663	$(12,150,164)	$(5,831,566)
Other income (expenses)	$1,829,374	$118,396	$(228,457)	$1,719,313
Interest income	$-	$-	$27,434	$27,434
Interest expense	$-	$-	$(500,837)	$(500,837)
Capital expenditures	$(48,655)	$-	$(4,158)	$(52,813)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which management determined by customers and not by segment.

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

During the three month ended September 30, 2013, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (two as of September 30, 2013) and our portable plants (one as of September 30, 2013) located in An Hui province in China. We own one concrete plant and its related equipment.

We produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2013, five customers accounted for approximately 62.1% of the Company’s sales and 9.4% of the Company’s accounts receivable as of September 30, 2013. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

PRC Taxation

China-ACMH and the VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the new Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax reduction from 25% to 15% from January 1, 2009 to June 12, 2012. The Company has received the approval for an income tax reduction from 25% to 15% for the period from June 13, 2012 to June 12, 2015.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three months ended September 30, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: concrete sales, manufacturing services, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended September 30, 2013:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$9,721,117	$442,303	$-	$10,163,420
Depreciation	$(319,362)	$(59,940)	$(106,537)	$(485,839)
Segment profit (loss) (2)	$(347,291)	$31,160	$(6,079,853)	$(6,395,984)
Other income	$584,558	$26,538	$130,955	$742,051
Interest income	$156	$-	$346,097	$346,253
Interest expense	$-	$-	$(527,704)	$(527,704)
Capital expenditures	$(55,174)	$(2,510)	$-	$(57,684)
Total assets as of September 30, 2013	$152,193,892	$6,924,700	$-	$159,118,592

For the three months ended September 30, 2012:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$28,876,908	$1,933,721	$-	$30,810,629
Depreciation	$(478,935)	$(361,452)	$(68,657)	$(909,044)
Segment profit (loss) (2)	$6,043,935	$274,663	$(12,150,164)	$(5,831,566)
Other income (expenses)	$1,829,374	$118,396	$(228,457)	$1,719,313
Interest income	$-	$-	$27,434	$27,434
Interest expense	$-	$-	$(500,837)	$(500,837)
Capital expenditures	$(48,655)	$-	$(4,158)	$(52,813)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which management determined by customers and not by segment.

(2) Segment profit reflects general and administrative expenses not specifically allocated by segments.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of two ready-mix concrete batching plants in Beijing. During the three months ended September 30, 2013, we entered into a new lease agreement for a manufacturing plant in the suburban area of Beijing. We expect to commence production at this facility in late 2013. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work sites, and, for more sophisticated structures, will pump the mixture and set it into structural frame molds as per structural design parameters.

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

Consolidated Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2013 and 2012, in US dollars:

	Three months ended
	September 30,
	2013	2012		Percentage
			Increase /	Increase /
			(Decrease)	(Decrease)
Total revenue	$10,163,420	$30,810,629	$(20,647,209)	(67)%
Total cost of revenue	9,025,898	23,477,681	(14,451,783)	(62)%
Gross profit	1,137,522	7,332,948	(6,195,426)	(84)%
Provision for doubtful accounts	(3,049,421)	(9,341,595)	(6,292,174)	(67)%
Selling, general and administrative expenses	(2,910,625)	(3,189,614)	(278,989)	(9)%
Research and development expenses	(203,999)	(288,880)	(84,881)	(29)%
Loss realized from disposal of property, plant and equipment	(1,369,461)	(344,425)	1,025,036	298%
Loss from operations	(6,395,984)	(5,831,566)	(564,418)	10%
Other income, net	560,600	1,245,910	(685,310)	(55)%
Loss before provision for income taxes	(5,835,384)	(4,585,656)	(1,249,728)	27%
Income taxes provision	-	(799,167))	(799,167)	(100)%
Net loss available to Common shareholders	$(5,835,384)	$(5,384,823)	$(450,561)	8%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the three months ended September 30, 2013, we generated total revenue of approximately $10.2 million, as compared to approximately $30.8 million during the three months ended September 30, 2012, a decrease of approximately $20.6 million, or 67%. Such decrease was primarily due to our sales generated from the concrete division for the three months ended September 30, 2013, which was approximately $9.7 million, a decrease of approximately $19.2 million, or 66%, as compared to $28.9 million for the three months ended September 30, 2012. The decrease in revenue attributable to concrete sales was principally due to the decreased sales in the areas in which we operate. Operations at one of our concrete producing plants were suspended due to the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area. In addition, China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, China’s economic growth has been decelerating since 2012, which has caused an adverse impact on the construction industry in China.

During the three months ended September 30, 2013, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. We suspended the operations of some portable plants in the three months ended March 31, 2013 due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $0.4 million to our total revenue for the three months ended September 30, 2013, a decrease of approximately $1.5 million, or 77%, as compared $1.9 million for the three months ended September 30, 2012. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the three months ended September 30, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $9.0 million for the three months ended September 30, 2013, as compared to approximately $23.5 million for the three months ended September 30, 2012, a decrease of approximately $14.5 million, or 62%. The decrease of cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the three months ended September 30, 2012.

The cost of revenue on concrete decreased by approximately $13.2 million, or 61%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Such decrease was due to a decrease in our concrete production volume.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased by approximately $1.2 million, or 75%, during the three months ended September 30, 2013, as compared to the same period last year.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of sales. Total gross profit was approximately $1.1 million for the three months ended September 30, 2013, as compared to approximately $7.3 million for the three months ended September 30, 2012. Our gross profit for sale of concrete was approximately $1.1 million, or 11% of revenue, for the three months ended September 30, 2013, as compared to approximately $7.0 million, or 24% of revenue for the year ended, 2012, a decrease of approximately $5.9 million. The decrease in gross profit for concrete sales for the three months ended September 30, 2013, as compared with the same period last year, was primarily due to lower production volume while we were subject to similar level of fixed costs.

Our gross profit with respect to our manufacturing services was approximately $0.03 million, or 7%, for the three months ended September 30, 2013, a decrease of $0.3 million from $0.3 million during the three months ended September 30, 2012, while the gross profit margin decreased from 16% for the three months ended September 30, 2012 to 7% for the three months ended September 30, 2013. Such decrease was principally due to the decrease in revenue from manufacturing services for the three months ended June 30, 2013, as a result of the decrease in the number of portable plants and lower production rates at our plants.

Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $3.0 million for the three months ended September 30, 2013, a decrease of approximately $6.3 million, as compared to approximately $9.3 million for the three months ended September 30, 2012. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, economy, the trend in the construction industry, the expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $39.5 million at September 30, 2013, as compared to approximately $36.5 million at June 30, 2013, as a result of a tightening monetary policy by the Chinese government which caused shortages in cash and declining business for certain of our customers.

As of September 30, 2013, our accounts and notes receivable aging are as follows:

	Accounts and notes receivable aging as of September 30, 2013:
	Balance	1-90	91-180	181-360	361-720	over 720
		days	days	days	days	days
Accounts receivable and notes	$92,146,452	$10,675,804	$11,011,322	$13,610,920	$34,443,234	$22,405,172
Allowance for doubtful accounts	(39,511,457)	-	-	(2,041,638)	(20,665,940)	(16,803,879)
Accounts receivable and notes, net	$52,634,995	$10,675,804	$11,011,322	$11,569,282	$13,777,294	$5,601,293

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.9 million for the three months ended September 30, 2013, a decrease of approximately $0.3 million, or 9%, as compared to approximately $3.2 million for the three months ended September 30, 2012. The decrease was principally due to a $0.1 million decrease in meals and entertainment expenses, a $0.1 million decrease in office expenses and a $0.1 million decrease in rental expenses.

Research and development expenses. Research and development expenses were approximately $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. The Company’s R&D expenditure was maintained at a certain percentage of revenue. The $0.1 million decrease was mainly due to lower R&D expenditures resulting from decreased revenue.

Loss realized from disposal of property, plant and equipment. For the three months ended September 30, 2013, we incurred a $1.4 million loss realized from disposal of property, plant and equipment. During the three months ended September 30, 2012, we incurred a $0.4 million loss realized from disposal of property, plant and equipment. The increase of $1.0 million was due to disposal of certain vehicles.

Loss from Operations. We recognized a loss from operations of approximately $6.4 million for the three months ended September 30, 2013, as compared to a loss from operations of approximately $5.8 million for the three months ended September 30, 2012, an increase of approximately $0.6 million in the loss from operations. Such an increase in our loss from operations was primarily due to a $6.2 million decrease in gross profit from our concrete sales and manufacturing services, a $1.0 million increase in loss realized from disposal of property, plant and equipment, offset by a $6.3 million decrease in provision of doubtful accounts and a $0.3 million decrease in selling, general and administration expenses.

The loss from operations of our concrete sales business for the three months ended September 30, 2013, was approximately $0.3 million, as compared to income from operations from this segment of $6.0 million for the three months ended September 30, 2012. The change from profit to loss was primarily due to a decrease in our concrete production resulting from a lower overall volume of traditional concrete sales and a lower gross profit margin.

Income from operations of our manufacturing services business for the three months ended September 30, 2013, was approximately $0.03 million, a decrease of $0.2 million from approximately $0.3 million income from operations of this segment for the three months ended September 30, 2012. The decrease was primarily due to a decrease in volume and gross profit during the three months ended September 30, 2013 as compared to the same period in 2012.

Our Corporate segment recorded depreciation of approximately $0.1 for the three months ended September 30, 2013 and 2012. Corporate recorded a segment loss of approximately $6.1 million for the three months ended September 30, 2013, as compared to a recorded segment loss of approximately $12.2 million for the three months ended September 30, 2012. The $6.1 million decrease in corporate segment loss was primarily due to a $6.3 million decrease in provision for doubtful accounts, which was partially offset by a $0.2 million increase in general and administrative expenses during the three months ended September 30, 2012.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.6 million for the three months ended September 30, 2013, as compared to net other income of approximately $1.2 million for the three months ended September 30, 2012, a decrease of approximately $0.6 million, or 55%. The decrease in net other income was mainly due to a $1.2 million decrease in other subsidy income and a $0.1 million decrease in change in fair value of warrants liability, offset by a $0.3 million increase in interest income and $0.4 million increase in other income. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 to June 2013, and thereafter a two year extension on the VAT tax exemption from June 2013 through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $0.5 million for the three months ended both September 30, 2013 and 2012. The Company also had interest income of $0.3 million for the three months ended September 30, 2013, as compared to $0.03 million in the three months ended September 30, 2012, an increase of $0.3 million related to increased short term investments.

Provision for Income Taxes. We did not incur any provision for income taxes for the three months ended September 30, 2013, as compared to income tax provision of $0.8 million for the three months ended September 30, 2012. The Company had a loss from operations since the three months ended September 30, 2012. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We recognized a net loss of approximately $5.8 million for the three months ended September 30, 2013, as compared to a net loss of approximately $5.4 million for the three months ended September 30, 2012, an increase of $0.4 million in net loss. Such increase in net loss was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in loss realized from disposal of property, plant and equipment, offset by the decrease in provision of doubtful accounts and provision for income taxes.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $6.9 million and restricted cash of approximately $13.0 million, which was 100% held by subsidiaries outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of September 30, 2013, we had working capital of approximately $33.2 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2013	2012
Net cash used in operating activities	$(2,773,025)	$(1,164,687)
Net cash used in investing activities	(5,891,483)	(52,813)
Net cash provided by financing activities	11,613,372	2,985,366
Effect of foreign currency translation on cash and cash equivalents	39,444	(13,852)
Net increase in cash and cash equivalents	$2,988,308	$1,754,014

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash used in operating activities totaled approximately $2.8 million for the three months ended September 30, 2013, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $1.0 million, including the adjustments for $0.5 million of depreciation, $3.0 million of provision for doubtful accounts and $1.4 million of loss realized from disposal of property, plant and equipment. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $1.8 million, which mainly included cash outflow in prepayments of $6.1 million and cash outflow in accounts payable $2.9 million, offset by $4.8 million collection of accounts and notes receivable, a $1.5 million collection of other receivable from termination of lease and $0.9 million from additional other payables.

Net cash used in operating activities totaled approximately $1.2 million for the three months ended September 30, 2012, which was primarily attributable to net loss and adjustments to reconcile to net cash provided by operating activities of $5.1 million, which primarily included adjustments for $0.9 million of depreciation and a $9.3 million of provision for doubtful accounts. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $6.3 million, which mainly included cash outflow from accounts and notes receivable of $8.9 million, cash outflow in prepayments of $1.5 million and cash outflow in other payables of $1.5 million, offset by $0.9 million inflow in inventories and $3.7 million from additional accounts payable.

One factor that had an impact on our net cash used in operating activities was increased prepayments for raw material purchases. Prices of raw materials for our productions had a tendency to increase as the Chinese government increased restrictions on the quality of concrete materials as part of the efforts to reduce air pollution. We adopted the strategy of increased prepayments for raw material purchases as an approach to stabilize our cost of productions in the near future.

We aim to make improvements in our cash flow from operating activities stemming from anticipated increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was approximately $5.9 million for the three months ended September 30, 2013, which was primarily attributable to $5.8 million acquisition of short term investments. Net cash used in investing activities was approximately $0.01 million for the three months ended September 30, 2012, and was attributable to purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities totaled approximately $11.6 million for the three months ended September 30, 2013, which was primarily attributable to $22.8 million cash proceeds from bank loans and letters of credit and $3.2 million proceeds from notes payable, which was offset by $7.3 million for repayments of bank loans and bank guarantees, $0.7 million of principal payments for capital lease equipment and an increase in restricted cash of approximately $6.4 million. Net cash provided by financing activities totaled approximately $3.0 million for the three months ended September 30, 2012, was primarily attributable to $10.7 million of cash proceeds from bank loans, offset by $5.9 million of loan repayments and increase in restricted cash of approximately $1.8 million.

Cash. As of September 30, 2013, we had cash of approximately $6.9 million as compared to approximately $3.9 million as of June 30, 2013. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of $59.7 million and $43.8 million outstanding on loans and credit facilities as of September 30, 2013 and June 30, 2013, respectively.

Short term loans, banks and bank guarantees:

	September 30,	June 30,
	2013	2013
Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, $2,442,000 due November 12, 2013 and $2,442,000 due December 12, 2013, guaranteed by Beijing Jinshengding Products Co., LTD	$4,884,000	$4,845,000
Loan from Construction Bank, interest rate of 6.00% per annum, due November 14, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu.	5,698,500	5,652,500
Loan from Citibank, interest rate of 7.50% per annum, $1,221,000 due January 23, 2014, $1,628,000 due October 31, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili. *	2,849,000	4,037,500
Loan from Beijing Bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Financing Inc.	5,046,080	5,006,500
Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili	6,512,000	-
Loan from Citic Bank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	3,256,000	-
Bank guarantees due to Construction bank, various due dates from October 2013 to March 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu, a related party. **	31,420,400	24,225,000
	$59,666,200	$43,766,500

*On October 31, 2013, $1.6 million was repaid.
**On October 11 and October 17, 2013, $2.0 million was repaid.

Each of the guarantors identified above are suppliers of the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 - Related Party Transactions in Notes to the unaudited condensed consolidated financial statements.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2013:

	Payments due by period
					More
		Less than	1 – 3	3 – 5	than 5
	Total	1 year	years	years	years
Loan obligations	$59,666,200	$59,666,200	$-	$-	$-
Notes payable	3,256,000	3,256,000	-	-	-
Capital lease payments, including interests	8,074,632	4,789,949	3,284,683	-	-
Operating lease obligations	11,880,000	2,016,000	3,792,000	3,166,000	2,906,000
Total	$82,876,832	$69,728,149	$7,076,683	$3,166,000	$2,906,000

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, its variable interest entity Xin Ao and its subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao are then consolidated with China ACM’s financial statements.

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

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

The Company includes shipping and handling fees in both revenue and cost of revenue.

Due to the fact that we use recycled raw materials to the manufacture of our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 to June 2013, and thereafter a two year extension on the VAT tax exemption from June 2013 through June 2015. The VAT tax collected during the aforementioned period from the Company’s customers is retained by the Company and recorded as other subsidy income.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, economy, trend in the construction industry, the expected collectability of amounts receivable that past due and the expected collectability of overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote.

The Company’s estimate of its allowance for doubtful accounts as of September 30, 2013 and June 30, 2013 was as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years.

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

As of September 30, 2013, the fair value of our property, plant and equipment other than the portable plants used in the manufacturing segment exceeded our carrying value of these assets by approximately 656.7% . We used the cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are the revenue generated by the estimated revenue and other subsidy income forecasted by our historical revenues data with no projected growth. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues.

There were no impairment charges for the three months ended September 30, 2013 and, 2012.

As of September 30, 2013, the fair value of our portable plants used in the manufacturing segment exceeded our carrying value of these assets by approximately 13.9% . We used the cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are the revenue generated by the existing services contracts and the current reselling value of the assets. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. Our total borrowings that were subject to interests were approximately $28.2 million as of September 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented due to the fact that we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our consolidated financial statements.

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2013	CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Interim Principal Financial Officer and
Interim Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Interim Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document