Form 10-Q
period 2013-12-31
China Advanced Construction Materials Group, Inc
filed 2014-02-12
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]      No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 6, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1,486,871

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.	CONTROLS AND PROCEDURES	38

PART II OTHER INFORMATION
ITEM 6.	EXHIBITS	39

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2013	2013

CURRENT ASSETS:
Cash	$2,359,234	$3,949,939
Restricted cash	11,879,607	6,491,175
Accounts and notes receivable, net of allowance for doubtful accounts of $40,539,962 and $36,469,156, respectively	47,752,209	59,696,331
Inventories	1,127,090	1,122,380
Short term investment	24,938,336	5,168,000
Other receivables	5,745,487	6,298,088
Other receivable from termination of lease, net	2,316,536	8,932,029
Prepayments and advances	29,476,275	27,827,638
Deferred tax assets	4,042,060	3,987,738
Total current assets	129,636,834	123,473,318

PROPERTY PLANT AND EQUIPMENT, net	15,191,109	14,357,349

OTHER ASSETS:
Other receivable from termination of lease, net	-	3,710,455
Advances on equipment purchases, net	3,473,509	4,015,294
Deferred tax assets	220,342	217,380
Total other assets	3,693,851	7,943,129

Total assets	$148,521,794	$145,773,796

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$47,767,660	$43,766,500
Short term loans - shareholders	2,946,600	-
Short term loans - other	327,400	-
Notes payable	8,185,000	-
Accounts payable	29,691,678	33,730,871
Customer deposits	1,261,040	1,732,662
Other payables	3,508,437	1,989,023
Other payables - shareholders	844,064	757,328
Accrued liabilities	1,123,920	988,598
Capital lease obligations - current	4,517,735	2,448,883
Taxes payable	26,713	107,013
Total current liabilities	100,200,247	85,520,878

OTHER LIABILITIES
Capital lease obligations - non current	2,453,057	3,560,819
Total liabilities	102,653,304	89,081,697

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 shares issued and outstanding as of December 31, 2013 and June 30, 2013	1,487	1,487
Additional paid-in-capital	35,233,305	35,233,305
(Accumulated deficit) Retained earnings	(6,121,786)	5,412,387
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,507,127	9,796,563
Total shareholders' equity	45,868,490	56,692,099
Total liabilities and shareholders' equity	$148,521,794	$145,773,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUE
Sales of concrete	$11,374,306	$19,060,488	$21,095,423	$47,937,396
Manufacturing services	454,026	2,516,859	896,329	4,450,580
Total revenue	11,828,332	21,577,347	21,991,752	52,387,976

COST OF REVENUE
Concrete	9,946,088	16,722,221	18,560,843	38,583,375
Manufacturing services	374,612	1,659,550	785,755	3,276,077
Total cost of revenue	10,320,700	18,381,771	19,346,598	41,859,452

GROSS PROFIT	1,507,632	3,195,576	2,645,154	10,528,524

PROVISION FOR DOUBTFUL ACCOUNTS	(5,055,600)	(467,597)	(8,105,021)	(9,809,192)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,735,275)	(2,457,328)	(5,645,900)	(5,646,942)
RESEARCH AND DEVELOPMENT EXPENSES	(247,563)	(284,912)	(451,562)	(573,792)
(LOSS) GAIN REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(4,222)	173,589	(1,373,683)	(170,836)
LOSS FROM TERMINATION OF LEASE	-	(4,096,984)	-	(4,096,984)

LOSS FROM OPERATIONS	(6,535,028)	(3,937,656)	(12,931,012)	(9,769,222)

OTHER (EXPENSE) INCOME, NET
Subsidy income	709,700	1,315,753	1,319,505	3,143,279
Non-operating (expense) income, net	(59,312)	(238,726)	72,934	(470,036)
Change in fair value of warrant liability	-	(21,446)	-	101,651
Interest income	837,828	30,627	1,184,081	58,061
Interest expense	(651,977)	(680,435)	(1,179,681)	(1,181,272)
TOTAL OTHER INCOME, NET	836,239	405,773	1,396,839	1,651,683

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,698,789)	(3,531,883)	(11,534,173)	(8,117,539)

(BENEFIT) PROVISION FOR INCOME TAXES	-	(23,831)	-	775,336

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,698,789)	$(3,508,052)	$(11,534,173)	$(8,892,875)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(5,698,789)	$(3,508,052)	$(11,534,173)	$(8,892,875)
Foreign currency translation adjustment	271,556	199,459	710,564	39,186

COMPREHENSIVE LOSS	$(5,427,233)	$(3,308,593)	$(10,823,609)	$(8,853,689)

LOSS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares (*):
Basic and diluted	1,486,871	1,486,622	1,486,871	1,486,382

Loss per share:
Basic and diluted (*)	$(3.83)	$(2.36)	$(7.76)	$(5.98)

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,534,173)	$(8,892,875)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	964,188	1,796,843
Stock-based compensation expense	-	36,772
Provision for doubtful accounts	8,105,021	9,809,192
Change in fair value of warrant liabilities	-	(101,651)
Loss realized from disposal of property, plant and equipment	1,373,683	170,836
Imputed interest on other receivable from termination of leases	(442,295)	-
Loss from termination of lease	-	4,096,984
Interest expense on capital lease	257,945	-
Changes in operating assets and liabilities
Accounts and notes receivable	5,720,891	(11,943,556)
Inventories	10,515	933,013
Other receivables	20,136	1,508,410
Other receivable from termination of lease	11,063,600	-
Prepayments	(2,425,283)	(581,702)
Long term prepayments	-	(174,804)
Accounts payable	(4,471,203)	5,905,442
Customer deposits	(492,200)	(209,270)
Other payables	1,484,105	1,629,753
Accrued liabilities	122,478	(303,787)
Taxes payable	(81,259)	(68,013)
Net cash provided by operating activities	9,676,149	3,611,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of short-term investments, net	(19,579,595)	-
Proceeds from disposal of property, plant and equipment	399,600	672,466
Purchase of property, plant and equipment	(263,360)	(266,362)
Net cash (used in) provided by investing activities	(19,443,355)	406,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	38,559,900	20,267,250
Payments of short term loans and bank guarantees	(35,175,740)	(25,016,750)
Proceeds from short term loan - shareholders	2,928,600	-
Proceeds from short term loan - other	325,400	-
Proceeds from short term borrowing	-	3,768,496
Proceeds from notes payable	8,135,000	-
Rent payable to shareholder	86,736	(52,656)
Principal payments on capital lease obligations	(1,455,843)	-
Restricted cash	(5,267,631)	1,123,864
Net cash provided by financing activities	8,136,422	90,204

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	40,079	(15,539)

NET CHANGE IN CASH	(1,590,705)	4,092,356

CASH, beginning of period	3,949,939	2,409,914

CASH, end of period	$2,359,234	$6,502,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware through its 100% owned subsidiaries and its variable interest entities (“VIEs”) (collectively, and together with China ACM hereinafter defined, the “Company”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered as a VIE.

Beijing XinAo Concrete Group (“Xin Ao”), our VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly-owned subsidiaries in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (Heng Xin).

On August 1, 2013, after the completion of the Reverse Split (See note 12), CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, with CADC Delaware merging into China ACM and China ACM being the surviving company, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entities listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the 2013 annual report in the Form 10-K filed with the SEC on September 25, 2013.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management makes ongoing assessments of whether China ACM is the primary beneficiary of Xin Ao and its subsidiaries. Based upon a series of contractual arrangements, the Company determined that Xin Ao and its subsidiaries are VIEs subject to consolidation and that China ACM is the primary beneficiary. Accordingly, the accounts of Xin Ao and its subsidiaries are consolidated with those of China ACM.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	June 30,
	2013	2013
Current assets	$129,859,958	$123,024,176
Property, plant and equipment	15,186,132	14,351,355
Other noncurrent assets	240,808	4,412,335
Total assets	145,286,898	141,787,866

Liabilities	(101,709,302)	(88,101,262)

Intercompany payables*	(7,477,137)	(7,378,365)

Total liabilities	(109,186,439)	(95,479,627)

Net assets	$36,100,459	$46,308,239

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

Asset and liability accounts at December 31, 2013 and June 30, 2013, were translated at RMB 6.11 to $1.00 and RMB 6.19 to $1.00. The average translation rates applied to the consolidated statements of income and cash flows for the six months ended December 31, 2013 and 2012, were RMB 6.15 and RMB 6.31 to $1.00, respectively.

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

Cash, restricted cash, investments, accounts receivable, other assets, short term loans, accounts payable, and accrued expenses qualify and current capital lease obligations as financial instruments, and their carrying amounts are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The fair value of non-current other receivable and long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s Long-lived assets were recorded at fair value on a nonrecurring basis as a result of impairment changes determined using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of December 31, 2013 and June 30, 2013, the Company had deposits in excess of federally insured limits totaling approximately $2.2 million and $3.8 million, respectively.

Restricted cash

Restricted cash consists of collateral totaling $11.9 million representing cash deposits for short term loans as of December 31, 2013.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the three and six months ended December 31, 2013, approximately $3.4 million was written off against the allowance balances. There were no write offs for the three and six months ended December 31, 2012.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, an unrelated entity, and receivables from an insurance company, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection are made. The allowance for other receivables was approximately $2.8 million and $2.2 million at December 31, 2013 and June 30, 2013, respectively.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31, 2013 and June 30, 2013, the Company determined that no reserves for obsolescence were necessary.

Short term investments

During May 2013, the Company entered into an investment agreement for a maximum period of two years with a financial investment company, whereby the Company could invest up to approximately RMB 100 million ($16.4 million). The Company can redeem the investment at any time within the agreed period upon 30-days notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed to be no less than 7% per annum. In October 2013, the Company entered into another investment agreement with the same financial investment company for a maximum period of eighteen months and up to approximately RMB 100 million ($16.4 million). The rate of return on the additional investment was guaranteed to be no less than 10% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For the three and six months ended December 31, 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million and $0.6 million, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred while additions, renewals and improvements are capitalized. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with 5% residual value. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There were no impairment charges for the three and six months ended December 31, 2013 and 2012.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended December 31, 2013 and 2012, were approximately $0.3 million and $0.3 million, respectively. Research and development costs for the six months ended December 31, 2013 and 2012, were approximately $0.5 million and $0.6 million, respectively. Advertising costs for the three months ended December 31, 2013 and 2012, were approximately $7,000 and $4,000, respectively. Advertising costs for the six months ended December 31, 2013 and 2012, were approximately $10,000 and $7,000, respectively. Repair and maintenance costs for the three months ended December 31, 2013 and 2012, were approximately $0.1 million and $0.5 million, respectively. Repair and maintenance costs for the six months ended December 31, 2013 and 2012, were approximately $0.1 million and $0.7 million, respectively.

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

Reclassifications

Certain amounts from prior period have been reclassified to conform to the current period’s presentation. The reclassification did not have any impact on the consolidated statements of operations and comprehensive loss.

Note 3 – Supplemental disclosure of cash flow information

For the six months ended December 31, 2013 and 2012, the Company paid interest in the amounts of approximately $1.1 million and $1.0 million, respectively.

Cash payments for income tax for the six months ended December 31, 2013 and 2012 were $0.5 million and $0.8 million, respectively.

Non-cash investing and financing activities

For the six months ended December 31, 2013, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See note 6).

The Company had other receivables of approximately $0.5 million as a result of disposal of property, plant and equipment during the six months ended December 31, 2013. The Company offset other payables from acquisitions of property, plant and equipment for approximately $0.4 million with other receivables from the termination of leases during the six months ended December 31, 2013. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million during the six months ended December 31, 2013.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

The Company’s estimates of its allowance for doubtful accounts as of December 31, 2013 and June 30, 2013 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts was approximately $40.5 million and $36.5 million at December 31, 2013 and June 30, 2013, respectively.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2013	2013
Accounts receivable, current	$88,095,731	$96,092,812
Notes receivable, current	196,440	72,675
	88,292,171	96,165,487
Less: Allowance for doubtful accounts, current	(40,539,962)	(36,469,156)
Total accounts and notes receivable, net	$47,752,209	$59,696,331

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On September 25, 2012, the Company entered an agreement with a third party to terminate an operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). As of December 31, 2013 and June 30, 2013, the Company had received approximately $15.5 million and $4.0 million of the total $17.8 million, and the remaining $2.3 million proceeds will be paid in installments with no interest by December 31, 2014. In connection with this transaction, we have returned $1.2 million to the lessor as it was considered as part of the $20.6 million net assets. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, and imputed interest was approximately $1.2 million. At December 31, 2013 and June 30, 2013, the receivables from termination of lease had net balances of approximately $2.3 million and $12.6 million, respectively, net of allowances of $0.1 million and $0.7 million, respectively, and discount on note of $0.3 million $0.7 million, respectively.

Other receivables and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2013	2013
Other receivables, current	$8,408,392	$7,807,391
Less: Allowance for doubtful accounts, current	(2,662,905)	(1,509,303)
Other receivables - current, net	$5,745,487	$6,298,088

Other receivables from termination of lease	$2,721,686	$14,049,440
Less: Discount on note	(269,066)	(704,484)
Allowance for doubtful accounts	(136,084)	(702,472)
Other receivables from termination of lease, net	2,316,536	12,642,484
Less: Other receivables from termination of lease - current	(2,316,536)	(8,932,029)
Other receivables from termination of lease – non current	$-	$3,710,455

As of the disposal date, the book value of the net assets underlying the lease and the determination of the approximately $4.1 million loss is as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total consideration	$17,752,000
Less:
Interest expense	(1,227,078)
Total consideration (less cash held in Huacheng station and imputed interest)	16,524,922
Net assets
Cash held in Huacheng station as of disposal date	1,141,427
Account receivables	34,664,492
Inventories	88,617
Fixed assets	306,108
Long term deferred lease expenditure	1,299,700
Other long term deferred expenses	16,322
Account payables	(16,512,117)
Salary payable	(184,092)
Tax payable	(2,514)
Other payables	(198,119)
Total net assets	20,619,824
Total	(4,094,902)
Exchange rate effect	(22,761)
Loss	$(4,117,663)

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2013	2013
Machinery and equipment	$5,639,312	$5,653,211
Transportation equipment	1,052,400	5,377,121
Leased equipment (A)	11,287,442	7,542,050
Office equipment	1,297,727	1,272,683
Buildings and improvements	258,538	228,487
Total	19,535,419	20,073,552
Less: Accumulated depreciation	(4,344,310)	(5,716,203)
Plant and equipment, net	$15,191,109	$14,357,349

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended December 31, 2013 and 2012 amounted to approximately $0.5 million and $0.9 million, respectively. Depreciation expense for the six months ended December 31, 2013 and 2012 amounted to approximately $1.0 million and $1.8 million, respectively. Depreciation expense for the leased equipment was $0.3 million and $0.5 for the three and six months ended December 31, 2013, respectively. Accumulated depreciation for the leased equipment as of December 31, 2013 was $0.7 million.

(A) Capital lease

In January 2013, the Company entered into two lease agreements with a third party to lease eight concrete pump trucks for total lease payments of approximately $6.7 million. The lease term for each is for three years, starting in January 2013 and ending in January 2016 with monthly lease payments of approximately $0.2 million and an interest rate per annum of 7.68% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the three-year lease term (see Note 9). For the three and six months ended December 31, 2013, the Company recognized approximately $0.1 million and $0.2 million of interest expense, and $0.1 million and $0.3 million of depreciation expense, respectively.

In June 2013, the Company entered into lease agreements with a third party to lease 28 concrete mixer trucks for total lease payments of approximately $1.0 million. The lease terms range from 5 to 27 months, between June 2013 and September 2015, and the interest rate per annum was 7.98% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). For the three and six months ended December 31, 2013, the Company recognized approximately $0.01 and $0.03 million of interest expense, and $0.04 million $0.08 million of depreciation expense, respectively. One of the leases was fully paid off in November 2013.

In July 2013, the Company entered into five lease agreements with third parties to lease fifty concrete mixer trucks, two concrete pump trucks and one sedan for total lease payments of approximately $2.2 million. The lease terms range from 10 to 22 months, from August 2013 to June 2015, with interest rates ranging from 0% to 7.28% per annum. The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). For the three and six months ended December 31, 2013, the Company recognized approximately $0.03 million and $0.05 million of interest expense, and $0.09 million and $0.12 million of depreciation expense, respectively. One of the leases was early paid off in October 2013.

Note 7 – Prepayments and advances

Prepayments consisted of the following:

	December 31,	June 30,
	2013	2013
Advances on inventory purchases	$29,255,705	$27,714,588
Rent prepayments (see Note 16)	220,570	113,050
Total prepayments, current	$29,476,275	$27,827,638

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Short term loans, banks, Bank guarantees and Notes payable

Short term loans, banks:

The outstanding balances on these loans consisted of the following:

	December 31,	June 30,
	2013	2013

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, due November 4, 2014, guaranteed by Beijing Jinshengding Products Co., LTD	$2,455,500	$4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu.	5,729,500	5,652,500

Loan from Citibank, interest rate of 7.50% per annum, $1,227,750 due January 23, 2014, $1,227,750 due January 28, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili. *	2,455,500	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Financing Inc.	4,059,760	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	6,548,000	-

Loan from CiticBank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	3,274,000	-

	$24,522,260	$19,541,500

* On January 23 and 28, 2014, both loans were repaid in full.

The above guarantors are various suppliers of the Company. Mr. Han Xianfu and Mr. He Weili are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 – Related party transactions.

Interest expense on short term loans - bank for the three months ended December 31, 2013 and 2012 amounted to approximately $0.5 million and $0.6 million, respectively. Interest expense on short-term loans for the six months ended December 31, 2013 and 2012 amounted to approximately $0.9 million and $1.0 million, respectively.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are noninterest-bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	December 31,	June 30,
	2013	2013
Bank guarantees due to Construction Bank, various due dates from January 2014 to June 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu, a related party. *	$23,245,400	$24,225,000

* On January 8, 10 and 29, 2014, $8.7 million was repaid.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and June 30, 2013, the Company had restricted cash for short-term loans and bank guarantees of approximately $10.0 million and $6.5 million, respectively.

Short term loans - shareholders:

The outstanding balance consisted of the following:

	December 31,	June 30,
	2013	2013
Short term loans due to shareholders, monthly interest rate of 1.8%, due March 11, 2014.	$2,946,600	$-

Interest expense on short term loans – shareholders for the three and six months ended December 31, 2013 amounted to approximately $0.01 million.

Short term loans - other:

The outstanding balance consisted of the following:

	December 31,	June 30,
	2013	2013
Short term loans due to third party, monthly interest rate of 1.8%, due March 11, 2014.	$327,400	$-

Interest expense on short term loans – other for the three and six months ended December 31, 2013 amounted to approximately $1,600.

Notes payable:

During the three months ended December 31, 2013, bank notes were issued to a third party for inventory purchases. The notes payable were approximately $8.2 million (RMB 50 million) as of December 31, 2013, and were non-interest bearing with expiration dates of January 17, 2014 and April 16, 2014. On January 17, 2014, $3.3 million (RMB 20 million) was repaid in full. The restricted cash for the notes was approximately $2.0 million as of December 31, 2013.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	December 31,	June 30,
	2013	2013
Lease obligations for concrete pump trucks expiring in January 2016, lease payment at $186,000 per month with interest at 7.68% per annum	$5,322,829	$5,596,394
Lease obligations for concrete mixer trucks expiring September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	667,936	994,670
Lease obligations for concrete mixer trucks expiring in May 2014, lease payment at $156,000 per month with interest at 7.28% per annum	937,927	-
Lease obligations for concrete pump trucks expiring in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum	452,908	-
Total
	7,381,600	6,591,064

Less: Deferred interest	(410,808)	(581,362)
	6,970,792	6,009,702
Less: Capital lease obligations - current	(4,517,735)	(2,448,883)
Capital lease obligations - non current	$2,453,057	$3,560,819

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future annual capital lease payments approximately consist of the following:

Twelve months ending December 31,	Amount
2014	$4,830,000
2015	2,550,000
$7,380,000

Note 10 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed some of the Company’s short-term loans payable to banks, and funded the Company’s working capital as short term loans to the Company from December 2013 through March 2014 (see Note 8).

Total other payables - shareholders consist of the following:

	December 31,	June 30,
	2013	2013
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	393,524	306,788
	$844,064	$757,328

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for income tax purposes for the three and six months ended December 31, 2013. As of December 31, 2013, China ACM’s net operating loss carry forward for United States income taxes was approximately $1.7 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States company. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three and six months ended December 31, 2013 and 2012. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the BVI.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities had cumulative undistributed earnings of approximately $6.4 million and $17.8 million as of December 31, 2013 and June 30, 2013, respectively, included in consolidated retained earnings, and such amounts will continue to be indefinitely reinvested in the PRC. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received the Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until June 12, 2015.

In accordance with the EIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and are subject to the PRC income tax at the rate of 25% on their worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. No detailed interpretation of guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of this law, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. The Company continues to monitor changes in the interpretation and/or guidance of this law.

The EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The Company considers permanently reinvesting undistributed earnings of Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Loss before provision for income taxes consisted of:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

USA and BVI	$(133,041)	$(290,922)	$(166,343)	$(692,740)
China	(5,565,748)	(3,240,961)	(11,367,830)	(7,424,799)
	$(5,698,789)	$(3,531,883)	$(11,534,173)	$(8,117,539)

Provision for income taxes consisted of:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Current provision:
USA	$-	$-	$-	$-
China	-	(23,831)	-	(480,000)
Total current provision	-	(23,831)	-	(480,000)
Deferred provision:
USA	-	-	-	-
China	-	-	-	1,255,336
Total deferred provision	-	-	-	1,255,336
Total provision for income taxes	$-	$(23,831)	$-	$775,336

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2013	2013
Deferred tax assets - current
Allowance for doubtful accounts	$5,774,372	$5,696,769
Valuation allowance *	(1,732,312)	(1,709,031)
Total deferred tax assets - current	$4,042,060	$3,987,738
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$590,613	$590,613
Impairment loss of long-lived assets	220,342	217,380
	810,955	807,993
Valuation allowance *	(590,613)	(590,613)
Total deferred tax assets - non-current	$220,342	$217,380

*Changes to valuation allowance were due to exchange rate difference.

As of December 31, 2013 and June 30, 2013, the Company believes it is more likely than not that its China operations will be unable to generate future pre-tax income to fully realize its deferred tax. As such, the Company provided approximately $1.7 million valuation allowance against deferred tax assets related to its allowance for doubtful accounts as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities.

The Company has incurred losses from operations during all periods presented. Accordingly, management provided approximately $0.6 million valuation allowances against the deferred tax assets related to the Company’s U.S. operations as of December 31, 2013, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	December 31,	June 30,
	2013	2013
Income taxes payable	$-	$79,718
Other taxes payable	26,713	27,295
Total taxes payable	$26,713	$107,013

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2013 and June 30, 2013. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three and six months ended December 31, 2013 and 2012, the Company did not incur any interest and penalties arising from tax payment.

Note 12 – Shareholders’ equity

Reverse stock split

On August 1, 2013, the Company effectuated a 1-for-12 reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock. All share and per share amounts used in the Company’s unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Split. The Reverse Split did not change the authorized number of shares of the Company’s common stock or its par value.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million as of December 31, 2013 and June 30, 2013.

The transfer to this reserve must be made before distribution of any dividends to the Company’s shareholders. The surplus reserve fund is non-distributable other than during liquidation. The surplus reserve fund can however be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by foreign invested enterprises. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 14 – Loss per share

The basic and diluted loss per share for the three and six months ended December 31, 2013 and 2012 are as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss attributed to common shareholders	$(5,698,789)	$(3,508,052)	$(11,534,173)	$(8,892,875)
Weighted average shares outstanding - Basic & Diluted	1,486,871	1,486,622	1,486,871	1,486,382

Loss per share - Basic & Diluted	$(3.83)	$(2.36)	$(7.76)	$(5.98)

For the three and six months ended December 31, 2013, there were no warrants outstanding. For the three and six months ended December 31, 2012, 585,125 warrants outstanding were excluded from the diluted EPS calculation, respectively, because their effect was anti-dilutive.

Note 15 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to eligible employees. The pension consists of two parts: (i) the first part is paid by the Company, and is 20% of the employee’s actual salary from the prior year and (ii) the second part, is paid by the employee, and is 8% of the employee’s actual salary. The Company’s contributions of employment benefits including pension were approximately $0.2 million for the three months ended December 31, 2013 and 2012. The Company’s contributions of employment benefits including pension were approximately $0.4 million and $0.3 million for the six months ended December 31, 2013 and 2012, respectively.

On November 21, 2013 the Company adopted the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. Under the ESPP, the board of directors of the Company may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

The aggregate number of shares of common stock, that may be issued under the ESPP is 280,000 shares initially plus an annual increase in the number of shares on July 1 of each year, commencing on July 1, 2014 and ending on July 1, 2023, equal to one percent of the number of shares of Common Stock outstanding on each such date, subject to proportionate adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company, under which circumstances, the class(es) and number of shares and price per share of stock subject to outstanding rights, may also be adjusted by the board of directors or the Committee, as defined below.

The ESPP will be administered by the board of directors of the Company unless and until the board of directors delegates administration to a committee composed of two or more non-employee directors.

Any employee of the Company or any parent (if any) and subsidiary corporation of the Company (the “Affiliate”), who is not a natural person resident in the United States, who has been in the employ of the Company or any Affiliate for such continuous period as required by the board of directors preceding the grant of rights under the ESPP is eligible to participate in the ESPP during the applicable offering period, subject to administrative rules established by the board of directors.

The ESPP is implemented by sequential offerings, the commencement and duration of which will be determined by the board of directors. The purchase price at which each share of common stock may be acquired in an offering period upon the exercise of all or any portion of a purchase right will be established by the board of directors. However, the purchase price on each purchase date will not be less than the greater of the book value or the fair market value of a share of the Common Stock on the purchase date.

As of December 31, 2013, the Company has not issued any shares under the ESPP.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and contingencies

Lease Commitments

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on October 31, 2014, with annual payments of approximately $219,000. Certain lease payments have been prepaid and included in the prepayments, which are being amortized over the life of these leases. On August 31, 2010, the Company entered into a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with annual payments of approximately $390,000. This lease was renewed through October 31, 2014, with annual payments of approximately $27,000. On April 30, 2012, the Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $428,000, with three different lease terms, each having three-year expiration periods which will be automatically renewed for ensuring three-year terms and so on if the office building is not acquired or demolished by the city government.

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

Total operating lease expenses for the three months ended December 31, 2013 and 2012, were approximately $0.4 million and $0.8 million, respectively. Operating lease expenses are included in the cost of revenue, selling, general, and administrative expenses. Total operating lease expenses for the six months ended December 31, 2013 and 2012, were approximately $0.9 million and $1.5 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending December 31,	Amount
2014	$2,098,000
2015	1,893,000
2016	1,893,000
2017	1,893,000
2018	1,079,000
Thereafter	2,645,000
Total	$11,501,000

Guarantee

As of December 31, 2013, the Company provided guarantees to shareholders’ and third party’s bank loans amounting to $3.3 million (see Note 8 for short term loans – shareholders and third party totaled $3,274,000).

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$11,374,306	$454,026	$-	$11,828,332
Depreciation	$(354,351)	$(55,297)	$(68,701)	$(478,349)
Segment profit (loss) (2)	$119,855	$79,414	$(6,734,297)	$(6,535,028)
Other income (expenses)	$694,045	$27,225	$(70,882)	$650,388
Interest income	$166	$-	$837,662	$837,828
Interest expense	$-	$-	$(651,977)	$(651,977)
Capital expenditures	$(197,452)	$(8,224)	$-	$(205,676)
Total assets as of December 31, 2013	$142,468,416	$6,053,378	$-	$148,521,794

For the six months ended December 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$21,095,426	$896,329	$-	$21,991,752
Depreciation	$(673,713)	$(115,237)	$(175,238)	$(964,188)
Segment profit (loss) (2)	$(277,436)	$110,574	$(12,814,150)	$(12,931,012)
Other income (expenses)	$1,278,603	$53,763	$60,073	$1,392,439
Interest income	$322	$-	$1,183,759	$1,184,081
Interest expense	$-	$-	$(1,179,681)	$(1,179,681)
Capital expenditures	$(252,626)	$(10,734)	$-	$(263,360)
Total assets as of December 31, 2013	$142,468,416	$6,053,378	$-	$148,521,794

For the three months ended December 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$19,060,488	$2,516,859	$-	$21,577,347
Depreciation	$(464,386)	$(353,239)	$(70,174)	$(887,799)
Segment profit (loss) (2)	$(2,138,077)	$790,255	$(2,589,834)	$(3,937,656)
Other income (expenses)	$533,900	$167,877	$353,804	$1,055,581
Interest income	$-	$-	$30,627	$30,627
Interest expense	$-	$-	$(680,435)	$(680,435)
Capital expenditures	$(75,901)	$-	$(137,648)	$(213,549)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2012:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$47,937,396	$4,450,580	$-	$52,387,976
Depreciation	$(943,321)	$(714,691)	$(138,831)	$(1,796,843)
Segment profit (loss) (2)	$3,905,858	$1,064,918	$(14,739,998)	$(9,769,222)
Other income (expenses)	$2,363,274	$286,273	$125,347	$2,774,894
Interest income	$-	$-	$58,061	$58,061
Interest expense	$-	$-	$(1,181,272)	$(1,181,272)
Capital expenditures	$(124,556)	$-	$(141,806)	$(266,362)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

(1) All amounts shown in the Corporate column were incurred at the company headquarters level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which management determined by customers and not by segment.

(2) Segment loss of corporate reflected general and administrative expenses not specifically allocated by segments.

Note 18 - Concentrations

For the three months ended December 31, 2013, the Company had three customers that represented approximately 12.0%, 11.7% and 11.6% of the total revenue, respectively. For the six months ended December 31, 2013, the Company had two customers that represented approximately 12.2% and 10.6% of the total revenue, respectively. As of December 31, 2013, no customer accounted for more than 10% of the total balance of accounts receivable. For the three and six months ended December 31, 2012, the Company had no customer that represented for more than 10% of the total revenue or 10% of the total balance of accounts receivable.

For the three months ended December 31, 2013, the Company had two vendors that represented approximately 14.5% and 11.7% of total purchases, respectively. For the six months ended December 31, 2013, the Company had one vendor that represented approximately 10.3% of total purchases. As of December 31, 2013, no vendor accounted for more than 10% of the total balance of accounts payable. For the three and six months ended December 31, 2012, the Company had no vendor that represented for more than 10% of the total purchases or 10% of the total balance of accounts payable.

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

  “China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
  “BVI” are references to the British Virgin Islands;
  “China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI-ACM and China-ACMH, as well as Xin Ao, but do not include the stockholders of China Advanced;
  “BVI-ACM” are references to Xin Ao Construction Materials, Inc.;
  “China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
  “AIH” are references to Advance Investment Holding Co., Inc.;
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

During the three and six months ended December 31, 2013, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (two as of December 31, 2013) and our portable plants (one as of December 31, 2013) located in An Hui province in China. We own one concrete plant and its related equipment.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended December 31, 2013, three customers accounted for approximately 35.3% of our sales and 7.6% of our accounts receivable as of December 31, 2013. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.
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
  Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science & Technology (the “Institute”) which assists us with our research and development activities. During our five year agreement with the Institute, we have realized an advantage over many of our competitors by gaining access to a wide array of resources and knowledge. A single payment of approximately $2.3 million was paid to the Institute under the agreement.
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

PRC Taxation

China-ACMH and the VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. After January 1, 2008, under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to an income tax rate reduction from 25% to 15% through June 12, 2015.

In accordance with the EIT Law and related regulations, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The regulations define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. We have analyzed the applicability of this law, and for each of the applicable periods presented, we have not accrued for PRC tax on such basis. We continue to monitor changes in the interpretation and/or guidance of this law.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and six months ended December 31, 2013 and 2012, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: concrete sales, manufacturing services, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended December 31, 2013:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$11,374,306	$454,026	$-	$11,828,332
Depreciation	$(354,351)	$(55,297)	$(68,701)	$(478,349)
Segment profit (loss) (2)	$119,855	$79,414	$(6,734,297)	$(6,535,028)
Other income	$694,045	$27,225	$(70,882)	$650,388
Interest income	$166	$-	$837,662	$837,828
Interest expense	$-	$-	$(651,977)	$(651,977)
Capital expenditures	$(197,452)	$(8,224)	$-	$(205,676)
Total assets as of December 31, 2013	$142,468,416	$6,053,378	$-	$148,521,794

For the six months ended December 31, 2013:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$21,095,423	$896,329	$-	$21,991,752
Depreciation	$(673,713)	$(115,237)	$(175,238)	$(964,188)
Segment profit (loss) (2)	$(277,436)	$110,574	$(12,814,150)	$(12,931,012)
Other income	$1,278,603	$53,763	$60,073	$1,392,439
Interest income	$322	$-	$1,183,759	$1,184,081
Interest expense	$-	$-	$(1,179,681)	$(1,179,681)
Capital expenditures	$(252,626)	$(10,734)	$-	$(263,360)
Total assets as of December 31, 2013	$142,468,416	$6,053,378	$-	$148,521,794

For the three months ended December 31, 2012:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$19,060,488	$2,516,859	$-	$21,577,347
Depreciation	$(464,386)	$(353,239)	$(70,174)	$(887,799)
Segment profit (loss) (2)	$(2,138,077)	$790,255	$(2,589,834)	$(3,937,656)
Other income (expenses)	$533,900	$167,877	$353,804	$1,055,581
Interest income	$-	$-	$30,627	$30,627
Interest expense	$-	$-	$(680,435)	$(680,435)
Capital expenditures	$(75,901)	$-	$(137,648)	$(213,549)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

For the six months ended December 31, 2012:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$47,937,396	$4,450,580	$-	$52,387,976
Depreciation	$(943,321)	$(714,691)	$(138,831)	$(1,796,843)
Segment profit (loss) (2)	$3,905,858	$1,064,918	$(14,739,998)	$(9,769,222)
Other income (expenses)	$2,363,274	$286,273	$125,347	$2,774,894
Interest income	$-	$-	$58,061	$58,061
Interest expense	$-	$-	$(1,181,272)	$(1,181,272)
Capital expenditures	$(124,556)	$-	$(141,806)	$(266,362)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

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

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of two ready-mix concrete batching plants in Beijing. During the six months ended December 31, 2013, we entered into a new lease agreement for a manufacturing plant in the suburban area of Beijing. We expect to commence production at this facility in the first quarter of 2014. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work sites, and, for more sophisticated structures, we will pump the mixture and set it into structural frame molds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. At present, our manufacturing services business segment is primarily dedicated to various high-speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

Consolidated Results of Operations

Comparison of the Three Months Ended December 31, 2013 and 2012

The following table sets forth key components of our results of operations for the three months ended December 31, 2013 and 2012, in US dollars:

	Three months ended
	December 31,
	2013	2012		Percentage
			Change	Change
Total revenue	$11,828,332	$21,577,347	$(9,749,015)	(45)%
Total cost of revenue	10,320,700	18,381,771	(8,061,071)	(44)%
Gross profit	1,507,632	3,195,576	(1,687,944)	(53)%
Provision for doubtful accounts	(5,055,600)	(467,597)	(4,588,003)	981%
Selling, general and administrative expenses	(2,735,275)	(2,457,328)	(277,947)	11%
Research and development expenses	(247,563)	(284,912)	37,349	(13)%
(Loss) gain realized from disposal of property, plant and equipment	(4,222)	173,589	(177,811)	(102)%
Loss from termination of lease	-	(4,096,984)	4,096,984	(100)%
Loss from operations	(6,535,028)	(3,937,656)	(2,597,372)	66%
Other income, net	836,239	405,773	430,466	106%
Loss before provision for income taxes	(5,698,789)	(3,531,883)	(2,166,906)	61%
Income taxes provision	-	(23,831))	23,831	(100)%
Net loss available to common shareholders	$(5,698,789)	$(3,508,052)	$(2,190,737)	62%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the three months ended December 31, 2013, we generated total revenue of approximately $11.8 million, as compared to approximately $21.6 million during the three months ended December 31, 2012, a decrease of approximately $9.7 million, or 45%. Such decrease was primarily due to our sales generated from the concrete division for the three months ended December 31, 2013, which was approximately $11.4 million, a decrease of approximately $7.7 million, or 40%, as compared to $19.1 million for the three months ended December 31, 2012. The decrease in revenue attributable to concrete sales was principally due to the decreased sales in the areas in which we operate. Operations at one of our concrete producing plants were suspended until late 2013 due to the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area. In addition, China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and China’s economic growth has been decelerating since 2012, which has caused an adverse impact on the construction industry in China.

During the three months ended December 31, 2013, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. We suspended the operations of some portable plants in the three months ended March 31, 2013 due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $0.4 million to our total revenue for the three months ended December 31, 2013, a decrease of approximately $2.1 million, or 82%, as compared $2.5 million for the three months ended December 31, 2012. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the three months ended December 31, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $10.3 million for the three months ended December 31, 2013, as compared to approximately $18.4 million for the three months ended December 31, 2012, a decrease of approximately $8.1 million, or 44%. The decrease in the cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production from manufacturing services compared to the three months ended December 31, 2012.

The cost of revenue on concrete sales decreased by approximately $6.8 million, or 41%, for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 due to a decrease in our concrete production volume.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased by approximately $1.3 million, or 77%, during the three months ended December 31, 2013, as compared to the same period last year.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of revenue. Total gross profit was approximately $1.5 million for the three months ended December 31, 2013, as compared to approximately $3.2 million for the three months ended December 31, 2012. Our gross profit with respect to our sales of concrete was approximately $1.4 million, or 13% of revenue, for the three months ended December 31, 2013, as compared to approximately $2.3 million, or 12% of revenue for the three months ended December 31, 2012, a decrease of approximately $0.9 million. The decrease in gross profit for concrete sales for the three months ended December 31, 2013, as compared with the same period last year, was primarily due to lower production volume.

Our gross profit with respect to our manufacturing services was approximately $0.08 million, or 17%, for the three months ended December 31, 2013, a decrease of $0.8 million from $0.9 million during the three months ended December 31, 2012. Gross profit margin decreased from 34% for the three months ended December 31, 2012 to 17% for the three months ended December 31, 2013. Such decrease was principally due to the decrease in revenue from manufacturing services for the three months ended June 30, 2013, as a result of the decrease in the number of portable plants and lower production rates at our plants.

Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $5.1 million for the three months ended December 31, 2013, an increase of approximately $4.6 million, as compared to approximately $0.5 million for the three months ended December 31, 2012. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, the expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts increased to approximately $40.5 million at December 31, 2013, as compared to approximately $36.5 million at June 30, 2013, as a result of a tightening monetary policy by the Chinese government, which caused shortages in cash and declining business for certain of our customers.

As of December 31, 2013, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720
		days	days	days	days	days
Accounts receivable and notes	$88,292,171	$12,629,562	$8,499,918	$8,789,798	$30,387,850	$27,985,043
Allowance for doubtful accounts	(40,539,962)	-	-	(1,318,470)	(18,232,710)	(20,988,782)
Accounts receivable and notes, net	$47,752,209	$12,629,562	$8,499,918	$7,471,328	$12,155,140	$6,996,261

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.7 million for the three months ended December 31, 2013, an increase of approximately $0.2 million, or 11%, as compared to approximately $2.5 million for the three months ended December 31, 2012. The increase was principally due to a $0.1 million increase in meals and entertainment expenses and a $0.1 million increase in office expenses.

Research and development expenses. Research and development expenses were approximately $0.2 million and $0.3 million for the three months ended December 31, 2013 and 2012, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue. The $0.1 million decrease was mainly due to lower research and development expenditures resulting from decreased revenue.

(Income) Loss realized from disposal of property, plant and equipment. For the three months ended December 31, 2013, we incurred a $4,000 loss realized from disposal of property, plant and equipment, while during the three months ended December 31, 2012, we realized a $0.2 million gain from disposal of property, plant and equipment.

Loss from Operations. We recognized a loss from operations of approximately $6.5 million for the three months ended December 31, 2013, as compared to a loss from operations of approximately $3.9 million for the three months ended December 31, 2012, an increase of approximately $2.6 million in our loss from operations. Such an increase in loss from operations was primarily due to a $1.7 million decrease in gross profit from our concrete sales and manufacturing services segments, a $4.6 million increase in provision of doubtful accounts and a $0.3 million increase in selling, generate and administrative expenses, offset by an approximately $4.1 million decrease in loss from termination of lease.

We generated $0.1 million of income from operations of our concrete sales business for the three months ended December 31, 2013, as compared to loss from operations from this segment of $2.1 million for the three months ended December 31, 2012. The change from loss to profit was primarily due to the fact that we did not incur a loss from termination of lease for the three months ended December 31, 2013.

Income from operations of our manufacturing services business for the three months ended December 31, 2013, was approximately $0.1 million, a decrease of $0.7 million from approximately $0.8 million income from operations of this segment for the three months ended December 31, 2012. The decrease was primarily due to a decrease in volume and gross profit during the three months ended December 31, 2013 as compared to the same period in 2012.

Our Corporate segment recorded depreciation of approximately $0.1 million for the three months ended December 31, 2013 and 2012. Corporate recorded a segment loss of approximately $6.7 million for the three months ended December 31, 2013, as compared to a recorded segment loss of approximately $2.6 million for the three months ended December 31, 2012. The $4.1 million increase in corporate segment loss was primarily due to a $4.6 million decrease in provision for doubtful accounts.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.8 million for the three months ended December 31, 2013, as compared to net other income of approximately $0.4 million for the three months ended December 31, 2012, an increase of approximately $0.4 million, or 106%. The increase in net other income was mainly due to a $0.8 million increase in interest income, offset by a $0.6 million decrease in other subsidy income. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 to June 2013, and thereafter a two year extension on the VAT tax exemption from June 2013 through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $0.7 million for the three months ended both December 31, 2013 and 2012. The Company also had interest income of $0.8 million for the three months ended December 31, 2013, as compared to $0.03 million in the three months ended December 31, 2012, an increase of $0.8 million related to increased short term investments.

Provision for Income Taxes. We did not incur any provision for income taxes for the three months ended December 31, 2013, as compared to income tax benefit of $0.02 million for the three months ended December 31, 2012. The Company had a loss from operations since the three months ended December 31, 2012. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss available to Common Shareholders. We recognized a net loss of approximately $5.7 million for the three months ended December 31, 2013, as compared to a net loss of approximately $3.5 million for the three months ended December 31, 2012, an increase of $2.2 million in net loss. Such increase in net loss was primarily due to the decrease in gross profits of concrete sales and manufacturing service, and the increase in provision of doubtful accounts, offset by the decrease in loss from termination of lease.

Comparison of the Six Months Ended December 31, 2013 and 2012

The following table sets forth key components of our results of operations for the six months ended December 31, 2013 and 2012, in US dollars:

	Six months ended
	December 31,
	2013	2012		Percentage
			Change	Change
Total revenue	$21,991,752	$52,387,976	$(30,396,224)	(58)%
Total cost of revenue	19,346,598	41,859,452	(22,512,854)	(54)%
Gross profit	2,645,154	10,528,524	(7,883,370)	(75)%
Provision for doubtful accounts	(8,105,021)	(9,809,192)	1,704,171	(17)%
Selling, general and administrative expenses	(5,645,900)	(5,646,942)	1,042	-
Research and development expenses	(451,562)	(573,792)	122,230	(21)%
Loss realized from disposal of property, plant and equipment	(1,373,683)	(170,836)	(1,202,847)	704%
Loss from termination of lease	-	(4,096,984)	4,096,984	100%
Loss from operations	(12,931,012)	(9,769,222)	(3,161,790)	32%
Other income, net	1,396,839	1,651,683	(254,844)	(15)%
Loss before provision for income taxes	(11,534,173)	(8,177,539)	(3,416,634)	42%
Income taxes provision	-	775,336)	(775,336)	(100)%
Net loss available to common shareholders	$(11,534,173)	$(8,892,875)	$(2,641,298)	30%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the six months ended December 31, 2013, we generated total revenue of approximately $22.0 million, as compared to approximately $52.4 million during the six months ended December 31, 2012, a decrease of approximately $30.4 million, or 58%. Such decrease was primarily due to our sales generated from the concrete division for the six months ended December 31, 2013, which was approximately $21.1 million, a decrease of approximately $26.8 million, or 56%, as compared to $47.9 million for the six months ended December 31, 2012. The decrease in revenue attributable to concrete sales was principally due to the decreased sales in the areas in which we operate. Operations at one of our concrete producing plants were suspended until late 2013 due to the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area. In addition, China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and China’s economic growth has been decelerating since 2012, which has caused an adverse impact on the construction industry in China.

During the six months ended December 31, 2013, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. We suspended the operations of some portable plants in the three months ended March 31, 2013 due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $0.9 million to our total revenue for the six months ended December 31, 2013, a decrease of approximately $3.6 million, or 80%, as compared $4.5 million for the six months ended December 31, 2012. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the six months ended December 31, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $19.3 million for the six months ended December 31, 2013, as compared to approximately $41.9 million for the six months ended December 31, 2012, a decrease of approximately $22.5 million, or 54%. The decrease of cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the six months ended December 31, 2012.

The cost of revenue on concrete sales decreased by approximately $20.0 million, or 52%, for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012. Such decrease was due to a decrease in our concrete production volume.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased by approximately $2.5 million, or 76%, during the six months ended December 31, 2013, as compared to the same period last year.

Gross Profit. Gross profit is equal to the difference between our revenue and cost of revenue. Total gross profit was approximately $2.6 million for the six months ended December 31, 2013, as compared to approximately $10.5 million for the six months ended December 31, 2012. Our gross profit with respect to our sales of concrete was approximately $2.5 million, or 12% of revenue, for the six months ended December 31, 2013, as compared to approximately $9.4 million, or 20% of revenue for the six month ended December 31, 2012, a decrease of approximately $6.8 million. The decrease in gross profit for concrete sales for the six months ended December 31, 2013, as compared with the same period last year, was primarily due to lower production volume while we were subject to similar level of fixed costs.

Our gross profit with respect to our manufacturing services was approximately $0.1 million, or 12%, for the six months ended December 31, 2013, a decrease of $1.1 million from $1.2 million during the six months ended December 31, 2012. The gross profit margin decreased from 26% for the six months ended December 31, 2012 to 12% for the six months ended December 31, 2013. Such decrease was principally due to the decrease in revenue from manufacturing services for the six months ended June 30, 2013, as a result of the decrease in the number of portable plants and lower production rates at our plants.

Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $8.1 million for the six months ended December 31, 2013, a decrease of approximately $1.7 million, as compared to approximately $9.8 million for six three months ended December 31, 2012. The change was primarily due to a change in our allowance for doubtful accounts policy in the fourth quarter of fiscal year 2013. Management believes that the current policy is in line with our collections. The allowance for doubtful accounts increased to approximately $40.5 million at December 31, 2013, as compared to approximately $36.5 million at June 30, 2013, as a result of a tightening monetary policy by the Chinese government, which caused shortages in cash and declining business for certain of our customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $5.6 million for the six months ended December 31, 2013 and 2012.

Research and development expenses. Research and development expenses were approximately $0.5 million and $0.6 million for the six months ended December 31, 2013 and 2012, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue. The $0.1 million decrease was mainly due to lower research and development expenditures resulting from decreased revenue.

Loss realized from disposal of property, plant and equipment. For the six months ended December 31, 2013 and 2012, we incurred a $1.4 million and $0.2 million loss realized from disposal of property, plant and equipment, respectively. The increase of $1.0 million was due to disposal of certain vehicles.

Loss from Operations. We recognized a loss from operations of approximately $12.9 million for the six months ended December 31, 2013, as compared to a loss from operations of approximately $9.8 million for the six months ended December 31, 2012, an increase of approximately $3.2 million in our loss from operations. Such an increase in our loss from operations was primarily due to a $7.9 million decrease in gross profit from our concrete sales and manufacturing services segments and a $1.2 million increase in loss realized from disposal on property, plant and equipment, which were offset by a $1.7 million decrease in our provision for doubtful accounts and a $4.1 million decrease in our loss from termination of lease.

We incurred $0.3 million of loss from operations of our concrete sales business for the six months ended December 31, 2013, as compared to income from operations from this segment of $3.9 million for the six months ended December 31, 2012. The change from profit to loss was primarily due to decrease in our concrete production resulting from a lower overall volume of traditional concrete sales and a lower gross profit margin.

Income from operations of our manufacturing services business for the six months ended December 31, 2013, was approximately $0.1 million, a decrease of $1.0 million from approximately $1.1 million income from operations of this segment for the six months ended December 31, 2012. The decrease was primarily due to a decrease in volume and gross profit during the six months ended December 31, 2013 as compared to the same period in 2012.

Our Corporate segment recorded depreciation of approximately $0.2 million and 0.1 million for the six months ended December 31, 2013 and 2012, respectively. Corporate recorded a segment loss of approximately $12.8 million for the six months ended December 31, 2013, as compared to a recorded segment loss of approximately $14.7 million for the three months ended December 31, 2012. The $1.9 million decrease in corporate segment loss was primarily due to a $1.7 million decrease in provision for doubtful accounts.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $1.4 million for the six months ended December 31, 2013, as compared to net other income of approximately $1.7 million for the six months ended December 31, 2012, a decrease of approximately $0.3 million, or 15%. The decrease in net other income was mainly due to an $1.8 million decrease in other subsidy income, offset by a $1.1 million increase in interest income and a $0.4 million decrease in non-operating expense. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 to June 2013, and thereafter a two year extension on the VAT tax exemption from June 2013 through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. In addition, we had interest expense of $1.2 million for the six months ended both December 31, 2013 and 2012. The Company also had interest income of $1.2 million for the six months ended December 31, 2013, as compared to $0.1 million in the six months ended December 31, 2012, an increase of $1.1 million related to an increase in short term investments.

Provision for Income Taxes. We did not incur any provision for income taxes for the six months ended December 31, 2013, as compared to an income tax provision of $0.8 million for the six months ended December 31, 2012. The Company had a loss from operations since the three months ended December 31, 2012. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss available to Common Shareholders. We recognized a net loss of approximately $11.5 million for the six months ended December 31, 2013, as compared to a net loss of approximately $8.9 million for the six months ended December 31, 2012, an increase of $2.6 million in net loss. Such increase in net loss was primarily due to the decrease in gross profits of concrete sales and manufacturing service and the increase in loss realized from disposal of property, plant and equipment, which was offset by the decrease in provision of doubtful accounts, the loss from termination of lease and the provision for income taxes.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $2.4 million and restricted cash of approximately $11.9 million, which was 100% held by subsidiaries outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of December 31, 2013, we had working capital of approximately $29.4 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the six months ended
	December 31,
	2013	2012
Net cash provided by operating activities	$9,676,149	$3,611,587
Net cash (used in) provided by investing activities	(19,443,355)	406,104
Net cash provided by financing activities	8,136,422	90,204
Effect of foreign currency translation on cash and cash equivalents	40,079	(15,539)
Net change in cash	$(1,590,705)	$4,092,356

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash provided by operating activities totaled approximately $9.7 million for the six months ended December 31, 2013, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $1.3 million, including the adjustments for $1.0 million of depreciation, $8.1 million of provision for doubtful accounts and $1.4 million of loss realized from disposal of property, plant and equipment. Net cash provided by changes in operating assets and liabilities resulted in a net cash inflow of $11.0 million, which mainly included cash $5.7 million inflow of accounts and notes receivable, a $11.1 million collection of other receivable from termination of lease and $1.5 million from additional other payables, offset by outflow for prepayments of $2.4 million and cash outflow in accounts payable $4.5 million.

Net cash provided by operating activities totaled approximately $3.6 million for the six months ended December 31, 2012, which was primarily attributable to net loss and adjustments to reconcile to net cash provided by operating activities of $6.9 million, which primarily included adjustments for $1.8 million of depreciation and a $9.8 million of provision for doubtful accounts. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $3.3 million, which mainly included cash outflow from accounts and notes receivable of $11.9 million and cash outflow in prepayments of $0.6 million, offset by $0.9 million inflow in inventories, $1.5 million inflow in other receivable, $5.9 million from additional accounts payable and $1.6 million from additional other payables.

One factor that had an impact on our net cash provided by operating activities was increased prepayments for raw material purchases. Prices of raw materials for our productions had a tendency to increase as the Chinese government increased restrictions on the quality of concrete materials as part of the efforts to reduce air pollution. We adopted the strategy of increased prepayments for raw material purchases as an approach to stabilize our cost of productions in the near future.

We aim to make improvements in our cash flow from operating activities stemming from anticipated increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was approximately $19.4 million for the six months ended December 31, 2013, which was primarily attributable to $19.6 million acquisition of short term investments. Net cash provided by investing activities was approximately $0.4 million for the six months ended December 31, 2012, and was attributable to proceeds from disposal of property, plant and equipment, offset by purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities totaled approximately $8.1 million for the six months ended December 31, 2013, which was primarily attributable to $38.6 million cash proceeds from bank loans and letters of credit, $2.9 million proceeds from short term loan - shareholders and $8.1 million proceeds from notes payable, which was offset by $35.2 million for repayments of bank loans and bank guarantees, $1.5 million of principal payments for capital lease obligations and an increase in restricted cash of approximately $5.3 million. Net cash provided by financing activities totaled approximately $0.1 million for the six months ended December 31, 2012, was primarily attributable to $20.3 million of cash proceeds from bank loans, $3.8 million of cash proceeds from short term borrowing and decrease in restrict cash of approximately $1.1 million, offset by $25.0 million of loan repayments.

Cash. As of December 31, 2013, we had cash of approximately $2.4 million as compared to approximately $3.9 million as of June 30, 2013. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of approximately $51.0 million and $43.8 million outstanding on loans and credit facilities as of December 31, 2013 and June 30, 2013, respectively.

Short term loans, banks and bank guarantees:

	December 31,	June 30,
	2013	2013

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, due November 4, 2014, guaranteed by Beijing Jinshengding Products Co., LTD	$2,455,500	$4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu.	5,729,500	5,652,500

Loan from Citibank, interest rate of 7.50% per annum, $1,227,750 due January 23, 2014, $1,227,750 due January 28, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han XianFu and Mr. He Weili. *	2,455,500	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, due March 29, 2014, guaranteed by Beijing Shouchuang Financing Inc.	4,059,760	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili	6,548,000	-

Loan from Citic Bank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	3,274,000	-

Bank guarantees due to Construction bank, various due dates from January 2014 to June 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu, a related party. **	23,245,400	24,225,000

Short term loans due to shareholders, monthly interest rate of 1.8%, due March 11, 2014	2,946,600	-

Short term loans due to third party, monthly interest rate of 1.8%, due March 11, 2014	327,400	-
	$51,041,660	$43,766,500

* On January 23 and 28, 2014, both loans were repaid in full.
**On January 8, 10 and 29, 2014, $8.7 million was repaid.

Each of the guarantors identified above are suppliers of the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 - Related Party Transactions in Notes to the unaudited condensed consolidated financial statements.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2013:

	Payments due by period
					More
		Less than	1 – 3	3 – 5	than 5
	Total	1 year	years	years	years
Loan obligations	$51,041,660	$51,041,660	$-	$-	$-
Notes payable	8,185,000	8,185,000	-	-	-
Capital lease payments, including interests	7,380,000	4,830,000	2,550,000	-	-
Operating lease obligations	11,501,000	2,098,000	3,786,000	2,972,000	2,645,000
Total	$78,107,660	$66,154,660	$6,336,000	$2,972,000	$2,645,000

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no material changes during the three months and six months ended December 31, 2013 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2013 annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for Renminbi bank loans with a term of 12 months or less. Our total borrowings that were subject to interest were approximately $51.0 million as of December 31, 2013.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2014	CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Interim Principal Financial Officer and
Interim Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

China Advanced Construction Materials Group, Inc. 2013 Employee Stock Purchase Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 27, 2013 and incorporated herein by reference).

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