Form 10-Q
period 2014-03-31
China Advanced Construction Materials Group, Inc
filed 2014-05-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1,486,871

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4.	CONTROLS AND PROCEDURES	40

PART II
OTHER INFORMATION
ITEM 6.	EXHIBITS	42

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$6,108,443	$3,949,939
Restricted cash	10,749,108	6,491,175
Accounts and notes receivable, net of allowance for doubtful accounts of $32,677,813 and $36,469,156, respectively	40,049,203	59,696,331
Inventories	1,401,197	1,122,380
Short term investment	26,185,758	5,168,000
Other receivables	4,694,773	6,298,088
Other receivable from termination of lease, net	-	8,932,029
Prepayments and advances	29,282,396	27,827,638
Deferred tax assets	2,658,965	3,987,738
Total current assets	121,129,843	123,473,318

PROPERTY PLANT AND EQUIPMENT, net	14,120,990	14,357,349

OTHER ASSETS:
Other receivable from termination of lease, net	-	3,710,455
Advances on equipment purchases, net	3,148,113	4,015,294
Deferred tax assets	200,808	217,380
Total other assets	3,348,921	7,943,129

Total assets	$138,599,754	$145,773,796

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$42,441,450	$43,766,500
Short term loans - other	7,465,800	-
Notes payable	9,738,000	-
Accounts payable	26,664,978	33,730,871
Customer deposits	1,079,453	1,732,662
Other payables	2,112,059	1,989,023
Other payables - shareholders	858,027	757,328
Accrued liabilities	1,393,306	988,598
Capital lease obligations - current	4,525,884	2,448,883
Taxes payable	60,953	107,013
Total current liabilities	96,339,910	85,520,878

OTHER LIABILITIES
Capital lease obligations - non current	1,793,905	3,560,819
Total liabilities	98,133,815	89,081,697

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 shares issued and outstanding as of March 31, 2014 and June 30, 2013	1,487	1,487
Additional paid-in-capital	35,233,305	35,233,305
(Accumulated deficit) Retained earnings	(11,166,672)	5,412,387
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,149,462	9,796,563
Total shareholders' equity	40,465,939	56,692,099
Total liabilities and shareholders' equity	$138,599,754	$145,773,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

     CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
REVENUE
Sales of concrete	$6,925,301	$7,221,971	$28,020,724	$55,159,367
Manufacturing services	103,005	5,616	999,334	4,456,196
Total revenue	7,028,306	7,227,587	29,020,058	59,615,563

COST OF REVENUE
Concrete	6,861,157	6,595,355	25,422,000	45,178,730
Manufacturing services	245,692	573,922	1,031,447	3,849,999
Total cost of revenue	7,106,849	7,169,277	26,453,447	49,028,729

GROSS (LOSS) PROFIT	(78,543)	58,310	2,566,611	10,586,834

PROVISION FOR DOUBTFUL ACCOUNTS	(311,911)	(1,292,052)	(8,416,932)	(11,101,244)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(3,057,335)	(3,761,220)	(8,703,235)	(9,408,162)
RESEARCH AND DEVELOPMENT EXPENSES	(375,330)	(205,343)	(826,892)	(779,135)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(291,727)	(3,596,059)	(1,665,410)	(3,766,895)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	-	(250,746)	-	(250,746)
LOSS FROM TERMINATION OF LEASE	-	-	-	(4,096,984)

LOSS FROM OPERATIONS	(4,114,846)	(9,047,110)	(17,045,858)	(18,816,332)

OTHER (EXPENSE) INCOME, NET
Subsidy income	401,971	433,656	1,721,476	3,576,935
Non-operating (expense) income, net	(16,179)	(47,303)	56,755	(517,339)
Change in fair value of warrant liability	-	30,776	-	132,427
Interest income	900,871	280,342	2,084,952	338,403
Interest expense	(844,635)	(404,424)	(2,024,316)	(1,585,696)
TOTAL OTHER INCOME, NET	442,028	293,047	1,838,867	1,944,730

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,672,818)	(8,754,063)	(15,206,991)	(16,871,602)

PROVISION FOR INCOME TAXES	(1,372,068)	(36,027)	(1,372,068)	(811,363)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,044,886)	$(8,790,090)	$(16,579,059)	$(17,682,965)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(5,044,886)	$(8,790,090)	$(16,579,059)	$(17,682,965)
Foreign currency translation adjustment	(357,665)	378,779	352,899	417,965

COMPREHENSIVE LOSS	$(5,402,551)	$(8,411,311)	$(16,226,160)	$(17,265,000)

LOSS PER COMMON SHARE ALLOCATED TO COMMON SHAREHOLDERS
Weighted average number of shares (*):
Basic and diluted	1,486,871	1,486,622	1,486,871	1,486,461

Loss per share:
Basic and diluted (*)	$(3.39)	$(5.91)	$(11.15)	$(11.90)

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,579,059)	$(17,682,965)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation	1,420,242	2,732,964
Stock-based compensation expense	-	54,757
Deferred tax provision	1,372,068	-
Provision for doubtful accounts	8,416,932	11,101,244
Change in fair value of warrant liabilities	-	(132,427)
Loss realized from disposal of property, plant and equipment	1,665,410	3,766,895
Impairment loss of long-lived assets	-	250,746
Imputed interest on other receivable from termination of leases	(708,996)	-
Loss from termination of lease	-	4,096,984
Changes in operating assets and liabilities
Accounts and notes receivable	13,057,519	(1,386,175)
Inventories	(274,435)	1,114,636
Other receivables	1,925,723	(479,144)
Other receivable from termination of lease	13,083,021	2,409,825
Prepayments	(2,500,580)	2,528,160
Accounts payable	(7,315,865)	(2,688,926)
Customer deposits	(664,646)	414,518
Other payables	114,003	(2,995,764)
Accrued liabilities	402,738	(897,456)
Taxes payable	(46,790)	(492,554)
Net cash provided by operating activities	13,367,285	1,715,318

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of short-term investments, net	(21,082,697)	-
Proceeds from disposal of property, plant and equipment	400,336	673,315
Purchase of property, plant and equipment	(325,006)	(267,744)
Net cash (used in) provided by investing activities	(21,007,367)	405,571

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans and bank guarantees	61,858,500	23,375,600
Payments of short term loans and bank guarantees	(63,407,000)	(27,798,500)
Proceeds from short term loan - shareholders	2,934,000	-
Payments of short term loan - shareholders	(2,934,000)	-
Proceeds from short term loan - other	11,410,000	-
Payments of short term loan - other	(3,912,000)	-
Proceeds from short term borrowing	-	3,773,251
Payments for short term borrowing	-	(3,507,270)
Proceeds from notes payable	13,040,000	-
Payments of notes payable	(3,260,000)	-
Rent payable to shareholder	100,699	(52,723)
Principal payments on capital lease obligations	(1,794,045)	(287,707)
Restricted cash	(4,244,004)	2,243,361
Net cash provided by (used in) financing activities	9,792,150	(2,253,988)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	6,436	(24,319)

NET CHANGE IN CASH	2,158,504	(157,418)

CASH, beginning of period	3,949,939	2,409,914

CASH, end of period	$6,108,443	$2,252,496

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	June 30,
	2014	2013
Current assets	$120,911,062	$123,024,176
Property, plant and equipment	14,116,601	14,351,355
Other noncurrent assets	687,708	4,412,335
Total assets	135,715,371	141,787,866

Liabilities	(97,150,850)	(88,101,262)

Intercompany payables*	(7,413,027)	(7,378,365)

Total liabilities	(104,563,877)	(95,479,627)

Net assets	$31,151,494	$46,308,239

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

Asset and liability accounts at March 31, 2014 and June 30, 2013, were translated at RMB 6.16 to $1.00 and RMB 6.19 to $1.00. The average translation rates applied to the consolidated statements of income and cash flows for the nine months ended March 31, 2014 and 2013, were RMB 6.13 and RMB 6.30 to $1.00, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of non-current other receivable, advances on equipment purchases, net and long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s Long-lived assets were recorded at fair value on a nonrecurring basis as a result of impairment changes determined using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of March 31, 2014 and June 30, 2013, the Company had deposits in excess of federally insured limits totaling approximately $5.9 million and $3.8 million, respectively.

Restricted cash

As of March 31, 2014 restricted cash consists of collateral totaling $10.7 million representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the three and nine months ended March 31, 2014, approximately $7.5 million and $10.9 million was written off against the allowance balances, respectively. There were no write offs for the three and nine months ended March 31, 2013.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, unrelated entities, and receivables from an insurance company, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection are made. The allowance for other receivables was approximately $2.8 million and $2.2 million at March 31, 2014 and June 30, 2013, respectively.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2014 and June 30, 2013, the Company determined that no reserves for obsolescence were necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Short term investments

During May 2013, the Company entered into an investment agreement for a maximum period of two years with a financial investment company, whereby the Company could invest up to approximately RMB 100 million ($16.2 million). The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed to be no less than 7% per annum. In October 2013, the Company entered into another investment agreement with the same financial investment company for a maximum period of eighteen months and up to approximately RMB 100 million ($16.2 million). The rate of return on the additional investment was guaranteed to be no less than 10% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured.

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For the three and nine months ended March 31, 2014, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million and $0.9 million, respectively.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There were no impairment charges for the three and nine months ended March 31, 2014. The Company recognized approximately $0.3 million of impairment charges relating to the portable plants for the three and nine months ended March 31, 2013.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended March 31, 2014 and 2013, were approximately $0.4 million and $0.2 million, respectively. Research and development costs for the nine months ended March 31, 2014 and 2013, were approximately $0.8 million and $0.8 million, respectively. Advertising costs for the three months ended March 31, 2014 and 2013, were approximately $4,000 and $0.4 million, respectively. Advertising costs for the nine months ended March 31, 2014 and 2013, were approximately $14,000 and $0.4 million, respectively. Repair and maintenance costs for the three months ended March 31, 2014 and 2013, were approximately $0.1 million and $42,000, respectively. Repair and maintenance costs for the nine months ended March 31, 2014 and 2013, were approximately $0.2 million and $0.7 million, respectively.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the US GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share. Diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

ASC 260-10-55 requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Note 3 – Supplemental disclosure of cash flow information

For the nine months ended March 31, 2014 and 2013, the Company paid interest in the amounts of approximately $2.0 million and $1.3 million, respectively.

Cash payments for income tax for the nine months ended March 31, 2014 and 2013 were $0.7 million and $1.3 million, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities

For the nine months ended March 31, 2014, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See note 6).

The Company had other receivables of approximately $0.8 million as a result of disposal of property, plant and equipment during the nine months ended March 31, 2014. The Company had payables of approximately $0.1 million as a result of purchases of property, plant and equipment during the nine months ended March 31, 2014. The Company offset other payables from acquisitions of property, plant and equipment for approximately $0.4 million with other receivables from the termination of leases during the nine months ended March 31, 2014. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million during the nine months ended March 31, 2014.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold and technological consulting services provided to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts.

The Company’s estimates of its allowance for doubtful accounts as of March 31, 2014 and June 30, 2013 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts was approximately $32.7 million and $36.5 million at March 31, 2014 and June 30, 2013, respectively.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2014	2013
Accounts receivable, current	$72,662,096	$96,092,812
Notes receivable, current	64,920	72,675
	72,727,016	96,165,487
Less: Allowance for doubtful accounts, current	(32,677,813)	(36,469,156)
Total accounts and notes receivable, net	$40,049,203	$59,696,331

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On September 25, 2012, the Company entered an agreement with a third party to terminate an operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). As of June 30, 2013, the Company had received approximately $4.0 million of the total $17.8 million; as of March 31, 2014, the Company had received in full the total cash proceeds from the transaction. In connection with this transaction, we have returned $1.2 million to the lessor as it was considered as part of the $20.6 million net assets. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, and imputed interest was approximately $1.2 million. At March 31, 2014 and June 30, 2013, the receivables from termination of lease had net balances of approximately $0 and $12.6 million, respectively, net of allowances of $0 and $0.7 million, respectively, and discount on note of $0 and $0.7 million, respectively.

Other receivables and allowance for doubtful accounts consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,
	2014	2013
Other receivables, current	$7,469,825	$7,807,391
Less: Allowance for doubtful accounts, current	(2,775,052)	(1,509,303)
Other receivables - current, net	$4,694,773	$6,298,088

Other receivables from termination of lease	$-	$14,049,440
Less: Discount on note	-	(704,484)
Allowance for doubtful accounts	-	(702,472)
Other receivables from termination of lease, net	-	12,642,484
Less: Other receivables from termination of lease - current	-	(8,932,029)
Other receivables from termination of lease – non current	$-	$3,710,455

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2014	2013
Machinery and equipment	$4,517,771	$5,653,211
Transportation equipment	1,094,199	5,377,121
Leased equipment (A)	11,190,910	7,542,050
Office equipment	1,291,043	1,272,683
Buildings and improvements	298,706	228,487
Total	18,392,629	20,073,552
Less: Accumulated depreciation	(4,271,639)	(5,716,203)
Plant and equipment, net	$14,120,990	$14,357,349

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to approximately $0.5 million and $0.9 million, respectively. Depreciation expense for the nine months ended March 31, 2014 and 2013 amounted to approximately $1.4 million and $2.7 million, respectively. Depreciation expense for the leased equipment was $0.3 million and $0.7 million for the three and nine months ended March 31, 2014, respectively. Depreciation expense for the leased equipment was $0.1 million for the three and nine months ended March 31, 2013. Accumulated depreciation for the leased equipment as of March 31, 2014 and June 30, 2013 was $1.0 million and $0.1 million, respectively.

(A) Capital lease

In January 2013, the Company entered into two lease agreements with a third party to lease eight concrete pump trucks for total lease payments of approximately $6.7 million. The lease term for each is for three years, starting in January 2013 and ending in January 2016 with monthly lease payments of approximately $0.2 million and an interest rate per annum of 7.68% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the three-year lease term (see Note 9). For the three and nine months ended March 31, 2014, the Company recognized approximately $0.1 million and $0.3 million of interest expense, and $0.1 million and $0.4 million of depreciation expense, respectively. For the three and nine months ended March 31, 2013, the Company recognized approximately $0.1 million of interest expense and $0.1 million of depreciation expense.

In June 2013, the Company entered into lease agreements with a third party to lease 28 concrete mixer trucks for total lease payments of approximately $1.0 million. The lease terms range from 5 to 27 months, between June 2013 and September 2015, and the interest rate per annum was 7.98% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). For the three and nine months ended March 31, 2014, the Company recognized approximately $0.01 and $0.04 million of interest expense, and $0.04 million $0.1 million of depreciation expense, respectively. One of the leases was fully paid off in November 2013.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the Company entered into five lease agreements with third parties to lease fifty concrete mixer trucks, two concrete pump trucks and one sedan for total lease payments of approximately $2.2 million. The lease terms range from 10 to 22 months, from August 2013 to June 2015, with interest rates ranging from 0% to 7.28% per annum. The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). For the three and nine months ended March 31, 2014, the Company recognized approximately $0.02 million and $0.07 million of interest expense, and $0.09 million and $0.2 million of depreciation expense, respectively. One of the leases was paid off early in October 2013.

Note 7 – Prepayments and advances

Prepayments consisted of the following:

	March 31,	June 30,
	2014	2013
Advances on inventory purchases	$29,063,712	$27,714,588
Rent prepayments (see Note 16)	218,684	113,050
Total prepayments, current	$29,282,396	$27,827,638

Note 8 – Short term loans, banks, Bank guarantees and Notes payable

Short term loans, banks:

The outstanding balances on these loans consisted of the following:

	March 31,	June 30,
	2014	2013

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, various due dates between July 2014 and January 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD	$10,955,250	$4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu.	5,680,500	5,652,500

Loan from Citibank, repaid in full in January 2014.	-	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, due March 21, 2015, guaranteed by Beijing Shouchuang Financing Inc.	4,869,000	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	6,492,000	-

Loan from Citic Bank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	3,246,000	-

	$31,242,750	$19,541,500

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The above guarantors are various suppliers to the Company. Mr. Han Xianfu and Mr. He Weili are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 – Related party transactions.

Interest expense on short term loans - bank for each of the three month periods ended March 31, 2014 and 2013 amounted to approximately $0.4 million. Interest expense on short-term loans for the nine months ended March 31, 2014 and 2013 amounted to approximately $1.3 million and $1.6 million, respectively.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	March 31,	June 30,
	2014	2013
Bank guarantees due to Construction Bank, various due dates from June 2014 to September 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu, a related party.	$11,198,700	$24,225,000

As of March 31, 2014 and June 30, 2013, the Company had restricted cash for short-term loans and bank guarantees of approximately $7.8 million and $6.5 million, respectively.

Short term loans - other:

The outstanding balance consisted of the following:

	March 31,	June 30,
	2014	2013
Short term loans due to third-party individual and investment corporation, interest rates ranging from 0% to 10.5% per annum, various due dates between April 2014 and July 2014.*	$7,465,800	$-

*On April 1, 2014, $4.2 million of such short term loans was repaid.

Interest expense on short term loans – other for the three and nine months ended March 31, 2014 amounted to approximately $0.1 million.

Notes payable:

During the nine months ended March 31, 2014, bank notes were issued to a third party for inventory purchases. The notes payable were approximately $9.7 million (RMB 60 million) as of March 31, 2014, and were non-interest bearing with expiration dates of July 17, 2014 and September 3, 2014. The restricted cash for the notes was approximately $2.9 million as of March 31, 2014.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,
	2014	2013
Lease obligations for concrete pump trucks expiring in January 2016, lease payment at $184,000 per month with interest at 7.68% per annum	$5,066,317	$5,596,394
Lease obligations for concrete mixer trucks expiring September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	567,262	994,670
Lease obligations for concrete mixer trucks expiring in May 2014, lease payment at $155,000 per month with interest at 7.28% per annum	605,306	-
Lease obligations for concrete pump trucks expiring in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum	384,764	-

Total
	6,623,649	6,591,064

Less: Deferred interest	(303,860)	(581,362)

	6,319,789	6,009,702

Less: Capital lease obligations - current	(4,525,884)	(2,448,883)

Capital lease obligations - non current	$1,793,905	$3,560,819

Future annual capital lease payments approximately consist of the following:

Twelve months ending March 31,	Amount
2015	$4,774,000
2016	1,850,000
$6,624,000

Note 10 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed some of the Company’s short-term loans payable to banks (see Note 8).

Total other payables - shareholders consist of the following:

	March 31,	June 30,
	2014	2013
Han Xianfu, shareholder	$450,540	$450,540
He Weili, shareholder	407,487	306,788
	$858,027	$757,328

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the three and nine months ended March 31, 2014. As of March 31, 2014, China ACM’s net operating loss carry forward for United States income taxes was approximately $1.7 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States company. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three and nine months ended March 31, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities had cumulative loss of approximately $1.4 million as of March 31, 2014, and undistributed earnings of approximately $17.8 million as of June 30, 2013, included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until June 12, 2015.

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

The EIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The Company intends to permanently reinvest undistributed earnings of its Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

(Loss) income before provision for income taxes consisted of:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

USA and BVI	$(67,249)	$12,206	$(233,592)	$(680,534)
China	(3,605,569)	(8,766,269)	(14,973,399)	(16,191,068)
	$(3,672,818)	$(8,754,063)	$(15,206,991)	$(16,871,602)

Provision for income taxes consisted of:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Current provision:
USA	$-	$-	$-	$-
China	-	(36,027)	-	(811,363)
Total current provision	-	(36,027)	-	(811,363)
Deferred provision:
USA	-	-	-	-
China	(1,372,068)	-	(1,372,068)	-
Total deferred provision	(1,372,068)	-	(1,372,068)	-
Total provision for income taxes	$(1,372,068)	$(36,027)	$(1,372,068)	$(811,363)

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2014	2013
Deferred tax assets - current
Allowance for doubtful accounts	$5,317,930	$5,696,769
Valuation allowance	(2,658,965)	(1,709,031)
Total deferred tax assets - current	$2,658,965	$3,987,738

Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$590,613	$590,613
Net operating loss carryforward in the PRC	2,377,168	-
Impairment loss of long-lived assets	200,808	217,380
	3,168,589	807,993
Valuation allowance	(2,967,781)	(590,613)
Total deferred tax assets - non-current	$200,808	$217,380

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014 and June 30, 2013, the Company believes it is more likely than not that its China operations will be unable to generate sufficient future pre-tax income to fully realize its deferred tax. As such, as of March 31, 2014, the Company provided approximately $5.0 million of valuation allowance, $2.6 million against deferred tax assets – current and $2.4 million against deferred tax assets – noncurrent, related to its allowance for doubtful accounts and net operating loss carry forwards, as management estimates that certain bad debts and net operating loss carry forwards may not be deductible against future pre-tax income by the Chinese tax authorities. As of June 30, 2013, the Company provided approximately $1.7 million against deferred tax assets – current related to its allowance for doubtful accounts.

The Company has incurred losses from operations during all periods presented. Accordingly, management provided approximately $0.6 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of March 31, 2014 and June 30, 2013, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2013	$1,709,031
Allowance for doubtful accounts	941,468
Effect of exchange rate difference	8,466
As of March 31, 2014	$2,658,965

Valuation
Allowance
For deferred tax assets - noncurrent
As of June 30, 2013	$590,613
Net operating loss carryfoward in PRC	2,377,168
As of March 31, 2014	$2,967,781

Taxes payable consisted of the following:

	March 31,	June 30,
	2014	2013

Income taxes payable	$-	$79,718
Other taxes payable	60,953	27,295
Total taxes payable	$60,953	$107,013

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2014 and June 30, 2013. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three and nine months ended March 31, 2014 and 2013, the Company did not incur any interest and penalties arising from tax payment.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.1 million and 2.0 million as of March 31, 2014 and June 30, 2013, respectively.

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

Note 14 – Loss per share

The basic and diluted loss per share for the three and nine months ended March 31, 2014 and 2013 are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss attributed to common shareholders	$(5,044,886)	$(8,790,090)	$(16,579,059)	$(17,682,965)
Weighted average shares outstanding
- Basic & Diluted	1,486,871	1,486,622	1,486,871	1,486,461

Loss per share - Basic & Diluted	$(3.39)	$(5.91)	$(11.15)	$(11.90)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2014, there were no warrants outstanding. For the three and nine months ended March 31, 2013, 585,125 warrants outstanding were excluded from the diluted EPS calculation, respectively, because their effect was anti-dilutive.

Note 15 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to eligible employees. The pension consists of two parts: (i) the first part, is paid by the Company, and is 20% of the employee’s actual salary from the prior year and (ii) the second part, is paid by the employee, and is 8% of the employee’s actual salary. The Company’s contributions of employment benefits including pension were approximately $0.2 million for the three months ended March 31, 2014 and 2013. The Company’s contributions of employment benefits including pension were approximately $0.5 million and $0.6 million for the nine months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, the Company has not issued any shares under the ESPP.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and contingencies

Lease Commitments

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2015, with annual payments of approximately $220,000. On August 31, 2010, the Company entered into a lease agreement to lease office space from a third party, starting from November 1, 2010 to October 31, 2013, with annual payments of approximately $391,000. This lease was renewed through October 31, 2014, with annual payments of approximately $27,000. On April 30, 2012, the Company entered a lease agreement to lease new office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $429,000, with three different lease terms, each having three-year expiration periods which will be automatically renewed for additional three-year terms provided the office building is not acquired or demolished by the city government.

The Company entered into three five-year and one four-year operating lease agreements for four manufacturing plants with various unrelated parties for a total monthly payment of approximately $238,000. Three of the lease agreements were terminated early on November 30, 2010, September 25, 2012 and March 31, 2013, respectively. The four-year lease was renewed in September 2013 through December 31, 2018, with a monthly payment of $68,000.

In August 2013, the Company entered into an eight-year operating lease agreement for a manufacturing plant with an unrelated party for a monthly payment of $54,000.

Operating lease expenses are included in the cost of revenue, selling, general, and administrative expenses. Total operating lease expenses for the three months ended March 31, 2014 and 2013, were approximately $0.6 million and $0.4 million, respectively. Total operating lease expenses for the nine months ended March 31, 2014 and 2013, were approximately $1.5 million and $1.9 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2015	$2,131,000
2016	2,006,000
2017	1,896,000
2018	1,692,000
2019	1,081,000
Thereafter	2,325,000
Total	$11,131,000

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

For the three months ended March 31, 2014:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$6,925,301	$103,005	$-	$7,028,306
Depreciation	$(338,874)	$(53,592)	$(63,588)	$(456,054)
Segment loss (2)	$(1,784,197)	$(142,687)	$(2,187,962)	$(4,114,846)
Other income (expenses)	$439,082	$6,181	$(59,471)	$385,792
Interest income	$135	$-	$900,736	$900,871
Interest expense	$-	$-	$(844,635)	$(844,635)
Capital expenditures	$(61,188)	$(458)	$-	$(61,646)
Total assets as of March 31, 2014	$133,826,936	$4,772,818	$-	$138,599,754

For the nine months ended March 31, 2014:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$28,020,724	$999,334	$-	$29,020,258
Depreciation	$(1,012,587)	$(168,829)	$(238,826)	$(1,420,242)
Segment loss (2)	$(2,011,633)	$(32,113)	$(15,002,112)	$(17,045,858)
Other income	$1,717,685	$59,944	$602	$1,778,231
Interest income	$457	$-	$2,084,495	$2,084,952
Interest expense	$-	$-	$(2,024,316)	$(2,024,316)
Capital expenditures	$(313,814)	$(11,192)	$-	$(325,006)
Total assets as of March 31, 2014	$133,826,936	$4,772,818	$-	$138,599,754

For the three months ended March 31, 2013:

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$7,221,971	$5,616	$-	$7,227,587
Depreciation	$(514,817)	$(311,884)	$(109,420)	$(936,121)
Segment loss (2)	$(3,793,401)	$(819,693)	$(4,434,016)	$(9,047,110)
Other income (expenses)	$4,612,241	$(18,901)	$(4,176,211)	$417,129
Interest income	$267,276	$-	$13,066	$280,342
Interest expense	$-	$-	$(404,424)	$(404,424)
Capital expenditures	$(646)	$-	$(736)	$(1,382)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

For the nine months ended March 31, 2013:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sales of	Manufacturing
	concrete	services	Corporate (1)	Total
Net revenue	$55,159,367	$4,456,196	$-	$59,615,563
Depreciation	$(1,459,328)	$(1,027,477)	$(246,159)	$(2,732,964)
Segment profit (loss) (2)	$6,017,909	$197,271	$(25,031,512)	$(18,816,332)
Other income (expenses)	$6,975,515	$267,372	$(4,050,864)	$3,192,023
Interest income	$267,276	$-	$71,127	$338,403
Interest expense	$-	$-	$(1,585,696)	$(1,585,696)
Capital expenditures	$(125,202)	$-	$(142,542)	$(267,744)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

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

Note 18 - Concentrations

For the three months ended March 31, 2014, the Company had two customers that represented approximately 15.8% and 11.0% of the total revenue, respectively. For the nine months ended March 31, 2014, the Company had one customer that represented approximately 11.9% of the total revenue. As of March 31, 2014, no customer accounted for more than 10% of the total balance of accounts receivable. For the three months ended March 31, 2013, the Company had one customer that represented approximately 17.7% of the total revenue. For the nine months ended March 31, 2013, the Company had no customer that represented for more than 10% of the total revenue. As of March 31, 2013, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended March 31, 2014, the Company had two vendors that represented approximately 15.2% and 10.2% of total purchases, respectively. For the nine months ended March 31, 2014, the Company had one vendor that represented approximately 10.3% of total purchases. As of March 31, 2014, no vendor accounted for more than 10% of the total balance of accounts payable. For the three and nine months ended March 31, 2013, the Company had no vendor that represented for more than 10% of the total purchases or 10% of the total balance of accounts payable.

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
•	“BVI” are references to the British Virgin Islands;
•

“China Advanced,” “China-ACM,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI-ACM and China-ACMH, as well as Xin Ao, but do not include the stockholders of China Advanced;

•	“BVI-ACM” are references to Xin Ao Construction Materials, Inc.;
•	“China-ACMH” are references to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
•	“AIH” are references to Advance Investment Holding Co., Inc.;
•	“Xin Ao” are references to Beijing Xin Ao Concrete Group;
•	“RMB” are references to the Renminbi, the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are references to the legal currency of the United States.

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

During the three and nine months ended March 31, 2014, we supplied materials and provided services to our high speed railway projects through our network of ready-mixed concrete plants throughout Beijing (three as of March 31, 2014) and our portable plants (one as of March 31, 2014) located in An Hui province in China. We own one concrete plant and its related equipment.

We produce ready-mix concrete at portable plants, which can be dismantled and moved to new sites for new projects. Our management believes that we have the ability to capture a greater share of the Beijing market via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended March 31, 2014, two customers accounted for approximately 26.8% of our sales and 5.3% of our accounts receivable as of March 31, 2014. Should we lose any of these customers in the future and are unable to obtain additional customers, our revenues will suffer.

-

Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

-

Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science & Technology.

-

Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially, all of the contracts on which we bid are awarded through a competitive bid process, with award contracts often being made awarded to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

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

In accordance with the EIT Law and related regulations, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The regulations define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. We have analyzed the applicability of this law, and for each of the applicable periods presented, our non-PRC incorporated entities have not accrued any PRC tax liability on such basis. We continue to monitor changes in the interpretation and/or guidance of this law.

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the three and nine months ended March 31, 2014 and 2013, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: concrete sales, manufacturing services, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the three months ended March 31, 2014:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$6,925,301	$103,005	$-	$7,028,306
Depreciation	$(338,874)	$(53,592)	$(63,588)	$(456,054)
Segment loss (2)	$(1,784,197)	$(142,687)	$(2,187,962)	$(4,114,846)
Other income (expenses)	$439,082	$6,181	$(59,471)	$385,792
Interest income	$135	$-	$900,736	$900,871
Interest expense	$-	$-	$(844,635)	$(844,635)
Capital expenditures	$(61,188)	$(458)	$-	$(61,646)
Total assets as of March 31, 2014	$133,826,936	$4,772,818	$-	$138,599,754

For the nine months ended March 31, 2014:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$28,020,724	$999,334	$-	$29,020,258
Depreciation	$(1,012,587)	$(168,829)	$(238,826)	$(1,420,242)
Segment loss (2)	$(2,011,633)	$(32,113)	$(15,002,112)	$(17,045,858)
Other income	$1,717,685	$59,944	$602	$1,778,231
Interest income	$457	$-	$2,084,495	$2,084,952
Interest expense	$-	$-	$(2,024,316)	$(2,024,316)
Capital expenditures	$(313,814)	$(11,192)	$-	$(325,006)
Total assets as of March 31, 2014	$133,826,936	$4,772,818	$-	$138,599,754

For the three months ended March 31, 2013:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$7,221,971	$5,616	$-	$7,227,587
Depreciation	$(514,817)	$(311,884)	$(109,420)	$(936,121)
Segment loss (2)	$(3,793,401)	$(819,693)	$(4,434,016)	$(9,047,110)
Other income (expenses)	$4,612,241	$(18,901)	$(4,176,211)	$417,129
Interest income	$267,276	$-	$13,066	$280,342
Interest expense	$-	$-	$(404,424)	$(404,424)
Capital expenditures	$(646)	$-	$(736)	$(1,382)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

For the nine months ended March 31, 2013:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total
Net revenue	$55,159,367	$4,456,196	$-	$59,615,563
Depreciation	$(1,459,328)	$(1,027,477)	$(246,159)	$(2,732,964)
Segment profit (loss) (2)	$6,017,909	$197,271	$(25,031,512)	$(18,816,332)
Other income (expenses)	$6,975,515	$267,372	$(4,050,864)	$3,192,023
Interest income	$267,276	$-	$71,127	$338,403
Interest expense	$-	$-	$(1,585,696)	$(1,585,696)
Capital expenditures	$(125,202)	$-	$(142,542)	$(267,744)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

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

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of two ready-mix concrete batching plants in Beijing. During the nine months ended March 31, 2014, we entered into a new lease agreement for a manufacturing plant in the suburban area of Beijing. Production at this facility commenced in the first calendar quarter of 2014. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work sites, and, for more sophisticated structures, we will pump the mixture and set it into structural frame molds as per structural design parameters.

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

Consolidated Results of Operations

Comparison of the Three months ended March 31, 2014 and 2013

The following table sets forth key components of our results of operations for the three months ended March 31, 2014 and 2013, in US dollars:

	Three months ended
	March 31,
	2014	2013		Percentage
			Change	Change
Total revenue	$7,028,306	$7,227,587	$(199,281)	(3)%
Total cost of revenue	7,106,849	7,169,277	(62,428)	(1)%
Gross (loss) profit	(78,543)	58,310	(136,853)	(235)%
Provision for doubtful accounts	(311,911)	(1,292,052)	(980,141)	(76)%
Selling, general and administrative expenses	(3,057,335)	(3,761,220)	703,885	(19)%
Research and development expenses	(375,330)	(205,343)	(169,987)	83%
Loss realized from disposal of property, plant and equipment	(291,727)	(3,596,059)	3,304,332	(92)%
Impairment loss of long-lived assets	-	(250,746)	250,746	(100)%
Loss from operations	(4,114,846)	(9,047,110)	4,932,264	(55)%
Other income, net	442,028	293,047	148,981	51%
Loss before provision for income taxes	(3,672,818)	(8,754,063)	5,081,245	(58)%
Provision for income taxes	(1,372,068)	(36,027))	(1,336,041)	3,708%
Net loss available to common shareholders	$(5,044,886)	$(8,790,090)	$3,745,204	(43)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the three months ended March 31, 2014, we generated total revenue of approximately $7.0 million, as compared to approximately $7.2 million during the three months ended March 31, 2013, a decrease of approximately $0.2 million, or 3%. Such decrease was primarily due to our sales generated from the concrete division for the three months ended March 31, 2014, which was approximately $6.9 million, a decrease of approximately $0.3 million, or 4%, as compared to $7.2 million for the three months ended March 31, 2013. The decrease in revenue attributable to concrete sales was principally due to the decreased average sales price, which, compared to that of the three months ended March 31, 2013, decreased by 8% in the three months ended March 31, 2014. The decreased average sales price was mainly attributable to the increased competition in the area where we operate. The effect of decrease in unit price on revenue was partially offset by a 4% increase in sales volume, as operation of our manufacturing plant in the suburban area of Beijing commenced in the three months ended March 31, 2014.

During the three months ended March 31, 2014, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. Since the three months ended March 31, 2013, we suspended the operations of some of our portable plants due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $0.1 million to our total revenue for the three months ended March 31, 2014, an increase of approximately $0.1 million, or 1,734%, as compared approximately $6,000 for the three months ended March 31, 2013. The increase in revenues attributable to our manufacturing services was principally due to the operations of these three projects during the three months ended March 31, 2014 whereas we had minimal operation of our manufacturing service due to suspension of operations of our portable plants during the three months ended March 31, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $7.1 million for the three months ended March 31, 2014, as compared to approximately $7.2 million for the three months ended March 31, 2013, a decrease of approximately $0.1 million, or 1%. The decrease in the cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area, offset by increased production from manufacturing services compared to the three months ended March 31, 2013.

The cost of revenue on concrete sales increased by approximately $0.3 million, or 4%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 due to the increase in our concrete production volume.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased by approximately $0.3 million, or 57%, during the three months ended March 31, 2014, as compared to the same period last year.

Gross (Loss) Profit. Gross loss or profit is equal to the difference between our revenue and cost of revenue. Total gross loss was approximately $0.1 million for the three months ended March 31, 2014, as compared to gross profit of approximately $0.1 million for the three months ended March 31, 2013. Our gross profit with respect to our sales of concrete was approximately $0.06 million, or 1% of revenue, for the three months ended March 31, 2014, as compared to approximately $0.6 million, or 9% of revenue for the three months ended March 31, 2013, a decrease of approximately $0.6 million. The decrease in gross profit for concrete sales for the three months ended March 31, 2014, as compared with the same period last year, was primarily due to decrease in sales price.

Our gross loss with respect to our manufacturing services was approximately $0.2 million, for the three months ended March 31, 2014, a decrease of $0.4 million from gross loss of $0.6 million during the three months ended March 31, 2013. Such decrease was principally due to the decrease in cost of revenue from manufacturing services for the three months ended March 31, 2014, as a result of the decrease in the number of portable plants and thus lowered overhead.

Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $0.3 million for the three months ended March 31, 2014, a decrease of approximately $1.0 million, as compared to approximately $1.3 million for the three months ended March 31, 2013. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, the expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts decreased to approximately $32.7 million at March 31, 2014, as compared to approximately $36.5 million at June 30, 2013, mainly attributable to a $10.9 million write-off of bad debts against allowance balances, offset by additional provision.

As of March 31, 2014, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720
		days	days	days	days	days
Accounts receivable and notes	$72,727,016	$7,896,545	$10,542,433	$9,428,140	$23,308,069	$21,551,829
Allowance for doubtful accounts	(32,677,813)	-	-	(1,414,221)	(13,984,841)	(17,278,751)
Accounts receivable and notes, net	$40,049,203	$7,896,545	$10,542,433	$8,013,919	$9,323,228	$4,273,078

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $3.1 million for the three months ended March 31, 2014, a decrease of approximately $0.7 million, or 19%, as compared to approximately $3.8 million for the three months ended March 31, 2013. The decrease was principally due to a $0.4 million decrease in advertising expense, a $0.3 million decrease in labor service expense and a $0.1 million decrease in meals and entertainment expense, offset by a $0.1 million increase in consulting expense.

Research and development expenses. Research and development expenses were approximately $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue, plus discretionary spending on projects that helped to improve our competitive advantage. The $0.2 million increase was mainly due to increased research and development expenditures resulting from certain technical support services obtained from third parties.

Loss realized from disposal of property, plant and equipment. For the three months ended March 31, 2014 and 2013, we incurred a $0.3 million and $3.6 million loss realized from disposal of property, plant and equipment, respectively.

Loss from Operations. We recognized a loss from operations of approximately $4.1 million for the three months ended March 31, 2014, as compared to a loss from operations of approximately $9.0 million for the three months ended March 31, 2013, a decrease of approximately $4.9 million in our loss from operations. Such a decrease in loss from operations was primarily due to a $1.0 million decrease in provision of doubtful accounts, a $0.7 million decrease in selling, generate and administrative expenses and a $3.3 million decrease from loss realized from disposal of property, plant and equipment.

We recognized a $1.8 million loss from operations of our concrete sales business for the three months ended March 31, 2014, as compared to loss from operations from this segment of $3.8 million for the three months ended March 31, 2013. The decrease in loss was primarily due to the decrease in operating expenses.

Loss from operations of our manufacturing services business for the three months ended March 31, 2014, was approximately $0.1 million, a decrease of $0.7 million from approximately $0.8 million loss from operations of this segment for the three months ended March 31, 2013. The decrease was primarily due to a decrease in gross profit during the three months ended March 31, 2014 as compared to the same period in 2013.

Our corporate segment recorded depreciation of approximately $0.1 million for the three months ended March 31, 2014 and 2013. Corporate recorded a segment loss of approximately $2.2 million for the three months ended March 31, 2014, as compared to a recorded segment loss of approximately $4.4 million for the three months ended March 31, 2013. The $2.2 million decrease in corporate segment loss was primarily due to a $3.3 million decrease in loss realized from disposal of property, plant and equipment and $1.0 decrease in provision for doubtful accounts, offset by increase in research and development expense and selling, general and administration expenses.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.4 million for the three months ended March 31, 2014, as compared to net other income of approximately $0.3 million for the three months ended March 31, 2013, an increase of approximately $0.1 million, or 51%. The increase in net other income was mainly due to a $0.6 million increase in interest income, offset by a $0.4 million increase in interest expense. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 to June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. Approximately $0.4 million of subsidy income was recorded for the three months ended March 31, 2014 and 2013.

Provision for Income Taxes. We incurred provision for income taxes of $1.4 million and $0.04 million for the three months ended March 31, 2014 and 2013, respectively. The provision for income taxes incurred for the three months ended March 31, 2014 was mainly due to additional valuation allowance to deferred tax assets as we estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss available to Common Shareholders. We recognized a net loss of approximately $5.0 million for the three months ended March 31, 2014, as compared to a net loss of approximately $8.8 million for the three months ended March 31, 2013, an decrease of $3.8 million in net loss. Such decrease in net loss was primarily due to the decrease in provision of doubtful accounts, selling, general and administration expenses and loss realized from disposal of property, plant and equipment, offset by the increase in provision for income taxes.

Comparison of the Nine months ended March 31, 2014 and 2013

The following table sets forth key components of our results of operations for the nine months ended March 31, 2014 and 2013, in US dollars:

	Nine months ended
	March 31,
	2014	2013		Percentage
			Change	Change
Total revenue	$29,020,058	$59,615,563	$(30,595,505)	(51)%
Total cost of revenue	26,453,447	49,028,729	(22,575,282)	(46)%
Gross profit	2,566,611	10,586,834	(8,020,223)	(76)%
Provision for doubtful accounts	(8,416,932)	(11,101,244)	2,684,312	(24)%
Selling, general and administrative expenses	(8,703,235)	(9,408,162)	704,927	(7)%
Research and development expenses	(826,892)	(779,135)	(47,757)	6%
Loss realized from disposal of property, plant and equipment	(1,665,410)	(3,766,895)	2,101,485	(56)%
Impairment loss of long-lived assets	-	(250,746)	250,746	100%
Loss from termination of lease	-	(4,096,984)	4,096,984	100%
Loss from operations	(17,045,858)	(18,816,332)	(1,770,474)	(9)%
Other income, net	1,838,867	1,944,730	(105,863)	(5)%
Loss before provision for income taxes	(15,206,991)	(16,871,602)	1,664,611	(10)%
Provision for income taxes	(1,372,068)	(811,363)	(560,705)	69%
Net loss available to common shareholders	$(16,579,059)	$(17,682,965)	$1,103,906	(6)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products and manufacturing services. For the nine months ended March 31, 2014, we generated total revenue of approximately $29.0 million, as compared to approximately $59.6 million during the nine months ended March 31, 2013, a decrease of approximately $30.6 million, or 51%. Such decrease was primarily due to our sales generated from the concrete division for the nine months ended March 31, 2014, which was approximately $28.0 million, a decrease of approximately $27.1 million, or 49%, as compared to $55.2 million for the nine months ended March 31, 2013. The decrease in revenue attributable to concrete sales was principally due to the decreased sales in the areas in which we operate. After the suspension due to the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area, operations at one of our concrete producing plants recommenced in the first calendar quarter of 2014, but had yet to achieve full capacity. Furthermore, China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and China’s economic growth has been decelerating since 2012, which has caused an adverse impact on the construction industry in China.

During the nine months ended March 31, 2014, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. We suspended the operations of some of our portable plants since the three months ended March 31, 2013 due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $1.0 million to our total revenue for the nine months ended March 31, 2014, a decrease of approximately $3.5 million, or 78%, as compared $4.5 million for the nine months ended March 31, 2013. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the nine months ended March 31, 2014.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $26.5 million for the nine months ended March 31, 2014, as compared to approximately $49.0 million for the nine months ended March 31, 2013, a decrease of approximately $22.5 million, or 46%. The decrease of cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the nine months ended March 31, 2013.

The cost of revenue on concrete sales decreased by approximately $19.8 million, or 44%, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013. Such decrease was due to a decrease in our concrete production volume.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased by approximately $2.8 million, or 73%, during the nine months ended March 31, 2014, as compared to the same period last year.

Gross (Loss) Profit. Gross profit is equal to the difference between our revenue and cost of revenue. Total gross profit was approximately $2.6 million for the nine months ended March 31, 2014, as compared to approximately $10.6 million for the nine months ended March 31, 2013. Our gross profit with respect to our sales of concrete was approximately $2.6 million, or 9% of revenue, for the nine months ended March 31, 2014, as compared to approximately $10.0 million, or 18% of revenue for the nine month ended March 31, 2013, a decrease of approximately $7.4 million. The decrease in gross profit for concrete sales for the nine months ended March 31, 2014, as compared with the same period last year, was primarily due to lower production volume while we were subject to similar level of fixed costs.

Our gross loss with respect to our manufacturing services was approximately $0.03 million, for the nine months ended March 31, 2014, a decrease of $0.6 million from a gross profit of $0.6 million during the nine months ended March 31, 2013. Such decrease was principally due to the decrease in revenue from manufacturing services for the nine months ended March 31, 2014, as a result of the decrease in the number of portable plants and lower production rates at our plants.

Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $8.4 million for the nine months ended March 31, 2014, a decrease of approximately $2.7 million, as compared to approximately $11.1 million for nine months ended March 31, 2013. The change was primarily due to a change in our allowance for doubtful accounts policy in the fourth quarter of fiscal year 2013. Management believes that the current policy is in line with our collections. The allowance for doubtful accounts decreased to approximately $32.7 million at March 31, 2014, as compared to approximately $36.5 million at June 30, 2013, mainly attributable to a $10.9 million write-off of bad debts against allowance balances, offset by additional provision.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional and legal fees paid to third parties. We incurred selling, general and administrative expenses of approximately $8.7 million and $9.4 million for the nine months ended March 31, 2014 and 2013, respectively. The decrease of $0.7 million was mainly due to a $0.4 million decrease in advertising expense, a $0.3 million decrease in labor service expense, a $0.1 million decrease in rent and a $0.2 million decrease in meals and entertainment expense, offset by a $0.1 million increase in consulting expense, a $0.1 million increase in conference expense and a $0.1 million increase in salary.

Research and development expenses. Research and development expenses were approximately $0.8 million for the nine months ended March 31, 2014 and 2013. The Company’s research and development expenditure was maintained at a certain percentage of revenue, plus discretionary spending on projects that helped to improve our competitive advantage.

Loss realized from disposal of property, plant and equipment. For the nine months ended March 31, 2014 and 2013, we incurred a $1.7 million and $3.8 million loss realized from disposal of property, plant and equipment, respectively.

Loss from Operations. We recognized a loss from operations of approximately $17.0 million for the nine months ended March 31, 2014, as compared to a loss from operations of approximately $18.8 million for the nine months ended March 31, 2013, a decrease of approximately $1.8 million in our loss from operations. Such a decrease in our loss from operations was primarily due to a $2.7 million decrease in our provision for doubtful accounts, a $0.7 million decrease in selling, general and administrative expenses, a $4.1 million decrease in our loss from termination of lease and a $2.1 million decrease in loss from disposal of property, plant and equipment, which were offset by an $8.0 million decrease in gross profit from our concrete sales and manufacturing services segments.

We incurred $2.0 million of loss from operations of our concrete sales business for the nine months ended March 31, 2014, as compared to income from operations from this segment of $6.0 million for the nine months ended March 31, 2013. The change from profit to loss was primarily due to decrease in our concrete production resulting from a lower overall volume of concrete sales and a lower gross profit margin.

Loss from operations of our manufacturing services business for the nine months ended March 31, 2014, was approximately $0.03 million, compared to approximately $0.2 million income from operations of this segment for the nine months ended March 31, 2013. The decrease was primarily due to a decrease in volume and gross profit during the nine months ended March 31, 2014 as compared to the same period in 2013.

Our corporate segment recorded depreciation of approximately $0.2 million for the nine months ended March 31, 2014 and 2013. Corporate recorded a segment loss of approximately $15.0 million for the nine months ended March 31, 2014, as compared to a recorded segment loss of approximately $25.0 million for the three months ended March 31, 2013. The decrease in corporate segment loss was primarily due to decrease in provision for doubtful accounts and selling, general and administration expenses.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $1.8 million for the nine months ended March 31, 2014, as compared to net other income of approximately $1.9 million for the nine months ended March 31, 2013, a decrease of approximately $0.1 million, or 5%. The decrease in net other income was mainly due to an $1.8 million decrease in other subsidy income and a $0.4 million increase in interest expense, offset by a $1.7 million increase in interest income and a $0.4 million decrease in non-operating expense. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. Approximately $1.7 million and $3.6 million of subsidy income was recorded for the nine months ended March 31, 2014 and 2013, respectively.

Provision for Income Taxes. We incurred provision for income taxes of $1.4 million and $0.8 million for the nine months ended March 31, 2014 and 2013, respectively. The provision for income taxes incurred for the nine months ended March 31, 2014 was mainly due to additional valuation allowance to deferred tax assets as we estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss available to Common Shareholders. We recognized a net loss of approximately $16.6 million for the nine months ended March 31, 2014, as compared to a net loss of approximately $17.7 million for the nine months ended March 31, 2013, a decrease of $1.1 million in net loss. Such decrease in net loss was primarily due to a $2.7 million decrease in our provision for doubtful accounts, a $0.7 million decrease in selling, general and administrative expenses, a $4.1 million decrease in our loss from termination of lease, a $2.1 million decrease in loss from disposal of property, plant and equipment and a $0.8 million decrease in provision for income taxes, which were offset by an $8.0 million decrease in gross profit from our concrete sales and manufacturing services segments and a $0.6 million increase in provisions for income taxes.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $6.1 million and restricted cash of approximately $10.7 million, which was 100% held by subsidiaries and VIEs outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of March 31, 2014, we had working capital of approximately $24.8 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the nine months ended
	March 31,
	2014	2013
Net cash provided by operating activities	$13,367,285	$1,715,318
Net cash (used in) provided by investing activities	(21,007,367)	405,571
Net cash provided by (used in) financing activities	9,792,150	(2,253,988)
Effect of foreign currency translation on cash and cash equivalents	6,436	(24,319)
Net change in cash	$2,158,504	$(157,418)

Principal demands for liquidity are for construction or acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash provided by operating activities totaled approximately $13.4 million for the nine months ended March 31, 2014, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $4.4 million, including adjustments for $1.4 million of depreciation, $1.4 million of deferred tax provision, $8.4 million of provision for doubtful accounts and $1.7 million of loss realized from disposal of property, plant and equipment. Net cash provided by changes in operating assets and liabilities resulted in a net cash inflow of $17.8 million, which mainly included cash $13.1 million inflow from collections of accounts and notes receivable, a cash inflow from collections in other receivable of $1.9 million and a $13.1 million collection of other receivable from termination of lease, offset by additional prepayments of $2.5 million, cash payments for accounts payable of $7.3 million and a reduction in customer deposits $0.7 million.

Net cash provided by operating activities totaled approximately $1.7 million for the nine months ended March 31, 2013, which was primarily attributable to net loss and adjustments to reconcile to net cash provided by operating activities of $4.2 million, which primarily included adjustments for $2.7 million of depreciation, an $11.1 million provision for doubtful accounts, $3.8 million of loss realized from disposal of property, plant and equipment and $4.1 million loss from termination of lease. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $2.5 million, which mainly included an increase from accounts and notes receivable of $1.4 million, an increase in accounts payable of $2.7 million, an increase in other payables of $3.0 million and cash outflow in accrued liabilities of $0.9 million, offset by $1.1 million of cash paid to acquire inventories, a $2.4 million collection of other receivable from termination of lease and reduction in prepayments of $2.5 million.

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

Investing Activities. Net cash used in investing activities was approximately $21.0 million for the nine months ended March 31, 2014, which was primarily attributable to $21.0 million acquisition of short term investments. Net cash provided by investing activities was approximately $0.4 million for the nine months ended March 31, 2013, and was attributable to proceeds from disposal of property, plant and equipment, offset by purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities totaled approximately $9.8 million for the nine months ended March 31, 2014, which was primarily attributable to $61.8 million cash proceeds from bank loans and letters of credit, $2.9 million proceeds from short term loan - shareholders, $11.4 million proceeds from short term loan - other and $13.0 million proceeds from notes payable, which was offset by $63.4 million for repayments of bank loans and bank guarantees, $2.9 million for repayments of short term loan - shareholders, $3.9 million for repayments of short term loan - other, $3.3 million for repayments of notes payable, $1.8 million of principal payments for capital lease obligations and an increase in restricted cash of approximately $4.2 million. Net cash used in financing activities totaled approximately $2.3 million for the nine months ended March 31, 2013, was primarily attributable to $27.8 million of loan repayments and $3.5 million repayments of short term borrowing, offset by $23.4 million of cash proceeds from bank loans, $3.8 million of cash proceeds from short term borrowing and decrease in restrict cash of approximately $2.2 million.

Cash. As of March 31, 2014, we had cash of approximately $6.1 million as compared to approximately $3.9 million as of June 30, 2013. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of approximately $49.9 million and $43.8 million outstanding on loans and credit facilities as of March 31, 2014 and June 30, 2013, respectively.

Short term loans, banks and bank guarantees:

	March 31,	June 30,
	2014	2013

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, various due dates between July 2014 and January 2015, guaranteed by Beijing Jinshengding Products Co., LTD	$10,955,250	$4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu.	5,680,500	5,652,500

Loan from Citibank, repaid in full in January 2014	-	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, due March 21, 2015, guaranteed by Beijing Shouchuang Financing Inc.	4,869,000	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili	6,492,000	-

Loan from Citic Bank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili.	3,246,000	-

Bank guarantees due to Construction bank, various due dates from June 2014 to September 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu, a related party.	11,198,700	24,225,000

Short term loans due to third-party individual and investment corporation, interest rates ranging from 0% to 10% per annum, various due dates between April 2014 and July 2014*	7,465,800	-
	$49,907,250	$43,766,500

*On April 1, 2014, $4.2 million was repaid.

Each of the guarantors identified above are suppliers of the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 - Related Party Transactions in Notes to the unaudited condensed consolidated financial statements.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of March 31, 2014:

	Payments due by period
					More
		Less than	1 – 3	3 – 5	than 5
	Total	1 year	years	years	years
Loan obligations	$49,907,250	$49,907,250	$-	$-	$-
Notes payable	9,738,000	9,738,000	-	-	-
Capital lease payments, including interests	6,624,000	4,774,000	1,850,000	-	-
Operating lease obligations	11,131,000	2,131,000	3,902,000	2,773,000	2,325,000
Total	$77,400,250	$66,550,250	$5,752,000	$2,773,000	$2,325,000

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

There have been no material changes during the three months and nine months ended March 31, 2014 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2013 annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for Renminbi bank loans with a term of twelve months or less. Our total borrowings that were subject to interest were approximately $45.7 million as of March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

In an effort to remedy this material weakness in the future, we intend to:

•

Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

•	Design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

•

Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

•	Hire an individual that possesses the requisite U.S. GAAP experience and education.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	CHINA ADVANCED CONSTRUCTION
MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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