Form 10-K
period 2014-06-30
China Advanced Construction Materials Group, Inc
filed 2014-09-23
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34515

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

Yes [   ]        No [X]

At December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there were 1,486,871 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Capital Market) was approximately $3.6 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 2014, there were 1,904,059 shares of the Registrant’s common stock outstanding.

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
  “AIH” are references to Advance Investment Holding Co., Inc. ;
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

PART I

Item 1. Business

OUR BUSINESS

Overview

The Company is a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entity Xin Ao. The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company is primarily focused on engineering, producing, servicing, delivering and pumping a comprehensive range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects. Ready-mixed concrete products are important building materials that are used in a vast majority of commercial, residential and public works construction projects. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, extending product life, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

During the year ended June 30, 2014, we supplied materials and provided services to our customers through our network of ready-mixed concrete plants in Beijing (three as of June 30, 2014) and our portable plants (three as of June 30, 2014) in Anhui province. We own one concrete plant and its related equipment, and we lease two additional plant in Beijing. Our management believes that we may have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Our Corporate Structure

We own all of the issued and outstanding capital stock of Xin Ao Construction Materials, Inc., or “BVI-ACM”, a British Virgin Islands corporation, which in turn owns 100% of the outstanding capital stock of Beijing Ao Hang Construction Materials Technology Co., Ltd., or “China-ACMH”, a company incorporated under the laws of China. On November 28, 2007, China-ACMH entered into a series of contractual agreements with Beijing Xin Ao Concrete Group Co., Ltd., or “Xin Ao”, a company incorporated under the laws of China, and its two shareholders, in which China-ACMH effectively took over management of the business activities of Xin Ao and has the right to appoint all executives and senior management and the members of the board of directors of Xin Ao. The contractual arrangements are comprised of a series of agreements, including an Exclusive Technical Consulting and Services Agreement and an Operating Agreement, through which China-ACMH has the right to advise, consult, manage and operate Xin Ao for an annual fee in the amount of Xin Ao’s yearly net profits after tax. Additionally, Xin Ao’s shareholders have pledged their rights, titles and equity interest in Xin Ao as security for China-ACMH to collect technical consulting and services fees provided to China-ACMH through an Equity Pledge Agreement. In order to further reinforce China-ACMH’s rights to control and operate Xin Ao, Xin Ao’s shareholders have granted China-ACMH the exclusive right and option to acquire all of their equity interests in Xin Ao through an Option Agreement.

The following chart reflects our organizational structure as of the date of this report.

China Advanced Construction Materials Group, Inc.
(Nevada, NASDAQ Listed)
100%
Xin Ao Construction Materials, Inc.
(British Virgin Islands)
100%
Outside PRC(Offshore)
Inside PRC(Onshore)
Contactual Arrangement
Beijing Ao Hang Construction Materials Technology Co., Ltd.
(People's Republic of China)
(China-ACMH)
Beijing Xin Ao Concrete Group Co., Ltd.
(People's Republic of China)
(Xin Ao)
100%
Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd.
(Beijing)
Beijing Hong Sheng An Construction Materials Co., Ltd.
(Beijing)
Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd.
(Beijing)
Luan Xian Heng Xin Technology Co., Ltd.
(Hebei)
Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd.
(Da Tong)

Our Corporate History

China Advanced Construction Materials Group, Inc. was founded as an unincorporated business on September 1, 2005, under the name TJS Wood Flooring, Inc., and became a C corporation in the State of Delaware on February 15, 2007. On April 29, 2008, we changed our name to China Advanced Construction Materials Group, Inc. in response to a reverse acquisition transaction with BVI-ACM described below.

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

Background and History of BVI-ACM and China-ACMH

BVI-ACM was established on October 9, 2007, under the laws of British Virgin Islands. The majority shareholders of BVI-ACM are Chinese citizens who own 100% of Xin Ao, a limited liability company formed under laws of China. BVI-ACM was established as a “special purpose vehicle” for foreign fund raising for Xin Ao. China State Administration of Foreign Exchange (the “SAFE”), requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters. On September 29, 2007, BVI-ACM was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

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

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation as of June 30, 2014. The purpose of these subsidiaries is to support the Company’s future growth.

Business Segment Information

During the year ended June 30, 2014, our operations were comprised of two reportable segments: selling concrete and manufacturing concrete.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Consolidated Financial Statements appearing elsewhere in this annual report.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of three ready mix concrete batching plants in Beijing. The ready-mixed concrete sales business engages principally in the formulation, preparation and delivery of ready-mixed concrete to the worksites of our customers. For this segment of our business, we procure raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work site, and, for more sophisticated structures, pump the mixture and set it into structural frame molds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes because the chemistry of concrete mixture hardens thereafter. The deliverable radius of a concrete mixture from any one of our three ready mix plants in Beijing is approximately 25 kilometers. Traffic conditions would affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we believe that competitors will try to expand their sales and build up their distribution networks in our principal market. We anticipate that this trend will continue and likely accelerate. Increased competition may have a material adverse effect on our financial condition and operation results.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our three portable plant networks consist of 4.5 rapid assembly and deployment batching plants, located in Anhui province. In this segment, we provide services to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. Our clients will purchase and provide the raw materials in volume on a separate account which we will then proportion and mix according to our formulation for a given project’s specifications. Our manufacturing services business segment used to be primarily dedicated to various high-speed rail projects in China which set very high quality standards on a time sensitive work schedule.

On August 15, 2014, our board of director (the “Board”) decided to discontinue this segment due to the shift of administration authority for high-speed railway projects from government to state-owned entities, resulting in competitive disadvantage to our business. We expect the disposal of properties and equipment of this segment be completed by the end of this month. However, we do not expect such disposal would represent a strategic shift that has (or will have) a major effect on our operations and financial results, as our major source of revenue has been and will continue to be the concrete sales business.

Our Industry

Our Industry was influenced by the decline in the macroeconomy in recent periods. The concrete products industry experienced a slowdown in industry production and economic growth since September 2011. In 2013 and 2014, the slowdown in the industry became more obvious month by month, with profit generally being squeezed by the greater pressure to maintain stable level of production and operation.

China’s average annual GDP growth remained approximately 10% over the past 31 years. China has become the world’s second largest economy, both in nominal GDP and Purchasing Power Parity terms, after the United States. In line with this macroeconomic growth, the Chinese construction and building material industry has grown tremendously.

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

According to Nomura Research, in order to meet a possibly higher energy-saving target during 12th five year plan (“FYP”) period, which runs from 2011 to 2015, China has given high priority to industry consolidation to curb capacities and energy consumption. According to one news report (Source: China Cement Net, Cement Industry Restructuring Set to Start, Sept 13, 2010), China aims to increase the market share of the Top 10 cement producers from 25% (as of 2009) to above 35% by 2015, the end of the 12th FYP period. The government has a two pronged approach to industry consolidation: phasing out outdated capacity and encouraging merger and acquisition activity among the industry.

Construction Demand in China

China’s gross national construction output is expected to increase by 15% during the country’s 12th FYP period, according to a statement from China’s Ministry of Housing and Urban-Rural Development of China on August 18, 2011.

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

Construction expenditures in China are nearly equally split among residential buildings, nonresidential buildings, and nonbuilding structures. Nonbuilding construction will experience the fast growth (in real terms) through 2017. The increases will benefit from stated efforts to expand and upgrade the country’s transportation infrastructure, such as highways network, subway systems in major cities, and several airports. Utilities construction will also contribute to the expenditures on nonbuilding construction, particularly in rapidly growing urban areas, as the government continues to expand and improve access to such infrastructure like water supply, sewage treatment, rubbish disposal, and gas distribution. Further efforts to increase the country’s power generation capacity and improve electricity transmission networks will also drive spending on nonbuilding construction.

According to the Investment Research Institute of China's State Development and Reform Commission, during the 12th FYP, the Chinese government will invest $460 billion (RMB3.05 trillion) in rural infrastructure.

China’s Cement & Concrete Demand

According to the Summary, demand for cement in China is forecast to rise 6.0% annually from 2012 and eventually reaches 1.8 billion metric tons. Growth will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to stimulate sales by improving the quality of the product, stressing he versatility of certain types of cement with excellent performance and/or price benefits over other types of cement across a range of construction applications. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. The cement markets in Northwest and Southwest China are expected to grow at a faster pace, as a result of the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to exceed the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin. (Summary of the Freedonia Group's January 2009 "Cement in China" report, from Business Wire).

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. At the present rate, it is presumed that China will continue to be an important player in the global construction materials market for at least the next two decades.

Demand for Ready-Mixed Concrete

Construction contractors are expected to continuously represent the largest market for cement. Economic downturns or reductions in government funding of infrastructure projects could significantly reduce our revenues. However, we believe that the ready-mix concrete market exhibits the strongest growth in the cement industry. Revenues are expected to be received from government regulations banning on-site concrete and mortar mixing. Demand for cement used in concrete products is expected to be driven by the increasing popularity of precast concrete with many construction contractors. In addition, the phase-out of clay bricks will heighten demand for concrete blocks. Recognizing the significant environmental impact created from the large-scale construction activities undertaken in the past few decades, China’s government implemented Decree #341 in 2004 which bans onsite concrete production in over 200 major cities across China in order to reduce environmental damage from onsite cement mixing and improve the quality of concrete used in construction.

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

The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within hours after mixing. Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within certain radius of such plant’s location. We produce ready-mixed concrete in batches at our plants and use mixer and other trucks to complete the production process, then distribute and deliver the concrete to the worksites of our customers.

Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products.

We generally obtain contracts through local sales and marketing efforts directed at concrete sub-contractors, general contractors, property owners and developers, governmental agencies and home builders.

Our competitors includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all contracts on which we bid are awarded through a competitive bid process with awards often made to the lowest bidder, though other factors such as shorter completion time or prior experiences are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction corporations, some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of large national companies in our industry that could potentially enter into our markets and compete with us. If we are unable to compete successfully in our markets, our relative market share and profits would reduced.

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining market for construction materials in China:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and raise less credit risk to us. For the year ended June 30, 2014, five customers accounted for approximately 31% of the Company’s sales and 10% of the Company’s account receivables as of June 30, 2014.

Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

• Experienced Management. The technical knowledge and business relationships of our management give us the ability to secure major infrastructure projects, increase production volumes, and implement quality standards and environmentally sensitive policies, and it also provide us with leverage to acquire less sophisticated operators. If there is any significant turnover in our management, we would lose the institutional knowledge held by our existing senior management team.

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers hence we maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science &Technology, which assist us with our research and development activities. During our five year agreement with the Institute, we obtain an advantageous status over many of our competitors by gaining access to a wide array of resources and knowledge. The Company incurred research & development expenses of approximately $1.5 million and $2.2 million for the years ended June 30, 2014 and 2013, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

• Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to efficiently operate our plants, by increasing capacity utilization at existing plants or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand. We significantly increased capacity utilization at our three Beijing-based concrete plants in fiscal year 2014 when demand was increasing. During fiscal year 2013, we obsoleted 12 portable stations in view of lower anticipated demand. We may begin to selectively sell or retire portable plant assets in fiscal year 2015 based on slowing demand for railway construction in connection and the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and national development and reform commission.

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

• Vertical Integration. When capital permits, we plan to acquire smaller companies within the construction industry, develop more material recycling centers, and hire additional highly qualified employees. In order to accomplish this, we may need to offer additional equity or debt securities. Certain companies we seek to acquire are suppliers of the raw materials we purchase to manufacture our products. If we do acquire such companies we will have greater control over our raw material costs.

• Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leverage our scale.

• New Product Offering. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

Our Operations

We provide materials and services through our network of ready-mixed concrete plants in Beijing (three as of June 30, 2014) and portable plants (three as of June 30, 2014) located in Anhui province. We own one concrete plant and its related equipment, and we lease two additional plants in Beijing.

Our manufacturing services are used primarily for our national high speed railway projects; almost all our general contractors on the high speed railway projects supply the needed raw materials for the projects, which results in higher gross margins for us and reduces our upfront capital investments on raw materials purchases.

Products and Services

As architectural designs have become more complex, challenging, and modern in scope, the need for technology driven companies to provide high-end specialty concrete mixtures has rapidly accelerated. Increasing demand for state-of-the-art cement mixtures has spurred our technological innovation and our ability to provide advanced mixtures of building materials that meet project specific engineering and environmental specifications. We produce a range of C10 to C100 concrete materials and specialize in an array of specialized ready-mixed concretes tailored to each project’s technical specifications and environmental standards.

We specialize in “ready-mixed concrete”, a concrete mixture made at our facility with complete computerized operating systems. Such concrete accounts for nearly three-fourths of all concrete produced. Ready-mixed concrete is mixed on demand and is shipped to worksites by concrete mixer trucks.

Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms at the worksite. Selecting the optimum mix for a worksite entails determining not only the ingredients with the desired permeability, strength, appearance and other properties after it hardened, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the worksite. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we produce, our volume production capacity and our scheduling, delivery and placement reliability.

We produce ready-mixed concrete by combining the desired type of cement, other cementitious materials and gravel and crushed stone with water and, typically, one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

We use a variety of chemical admixtures to relieve internal pressure, increase resistance to crack in subfreezing weather, retard the hardening process to make concrete more workable in hot weather, strengthen concrete by reducing its water content, accelerate the hardening process, reduce the time required for curing, and facilitate the placement of concrete acquiring low water content.

We frequently use various mineral admixtures as supplements to cement, which we refer to as cementitious materials, to alter the permeability, strength and other properties of concrete.

The ready-mixed concrete sector in the market is growing at a fast rate, largely due to the Chinese government’s implementation of Decree #341 in 2004. This law bans on-site concrete production in over 200 cities across China, with the goal of reducing environmental damages from onsite concrete mixing and improving the quality of concrete used in construction. The use of ready-mix concrete minimizes worksite noise, dirt and congestion, and most additives used in ready-mix concrete are environmentally safe. Our goal is to continue the use of at least 30% recyclable components in our concrete mixtures.

We are building a comprehensive product portfolio that serves the diverse needs of our developing customer base and all unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, each of them are specifically formulated to meet the needs of each project. We provide both industry standard and highly innovative products, including:

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

Our Customers

For the fiscal year ended June 30, 2014, we had one customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 31% and 22% of the Company’s sales for the years ended June 30, 2014 and 2013, respectively. The total accounts receivable from these customers amounted to approximately $7.9 million and $7.8 million as of June 30, 2014 and 2013, respectively.

Developing New Relationships

Our business will be damaged if project contracts with the Chinese government, for which we may act as a subcontractor, are cancelled. Our sales strategy balances these risks by focusing on building new long-term cooperative relationships with some of China’s top construction companies in order to enhance our reputation and to enter new markets. Our sales representatives are actively building relationships with the Chinese government, general contractors, architects, engineers, and other potential sources of new business in target markets. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, formulation and implementation of advanced construction and concrete materials projects.

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 33% and 27% of the Company’s purchases for the years ended June 30, 2014 and 2013, respectively. The total accounts payable to these suppliers amounted to approximately $5.4 million and $5.5 million as of June 30, 2014 and 2013, respectively.

Sales and Marketing

General contractors typically select their suppliers of ready-mixed concrete and precast concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department, may influence the purchasing decision, particularly if the concrete has complicated design specifications. In connection with large, complex projects and government-funded projects, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or a competitive bidding process. Our marketing efforts target on general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of our product to quality, consistency and reducing the in-place cost.

Our marketing efforts are geared toward advancing China-ACMH as the supplier to build China’s most modern and challenging projects. The Company is constantly seeking ways to raise its profile and leverage additional publicity. To this end, the Company plans to expand its presence at leading construction industry events and in periodicals to build up successful reputation. The primary goal is to reinforce the sales efforts by promoting positive testimonials and successful stories from the Company’s high profile clients and projects. Our marketing and sales strategy emphasizes on the sale of value-added products and solutions to customers.

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industrial demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the specific needs of projects while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, in cooperation with a leading research institution, experienced management and advisory experts. Our research and development expense was approximately $1.5 million for the year ended June 30, 2014, as compared to $2.2 million for the year ended June 30, 2013.

University Relationships & Cooperation Agreements

We have strong relationships with Tsinghua University and the Xi’an University of Architecture and Technology. On June 10, 2007, we signed a ten-year cooperation agreement with Xi’an University, a top university in the fields of building and material science research and education to keep up with the global advancements of the cement and concrete industries.

Beijing Concrete Institute Partnership

The Beijing DongfangJianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have frequently participated and collaborated with national and local government agencies to establish the following industry standards:

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
  High Performance Concrete mineral admixtures; GB/T18736-2012
  Test method for determining cement density GB/T 208-2014
  Evaluation for Life Cycle Environment-friendly Assessment of concrete products national standard GB/T XXXX- 20XX
  Compound admixtures for concrete industry standard JG/T XXXX-20XX
  The evaluation system on clean production of ready-mixed concrete
  Safety production management regulation of premixed concrete

  Technical specifications of waster concrete regeneration, commercial standard

We have a close association with the Beijing Concrete Institute and have been able to incorporate many of these research findings into our operations, products, and procedures. We work closely with the institute and, in return for our sponsorships to multiple research initiatives, we have been granted exclusive works for the development of the materials used for our existing plants’ regional projects.

We are able to use the Research Findings and Technical Publication and Procedures of the Beijing Concrete Institute, University of Science and Technology Beijing, Beijing University of Technology, China Academy of Building Research, China Building Materials Academy in our business, which provides us with an advantage over many of our competitors. Because of our contracts with the institutes, our competitors are unable to commercially utilize the findings. Some of these findings include:

  Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.
  Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.
  Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science& Technology.
  Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.
  Construction Technology of HPC for the Capital International Airport.
  Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar.
  Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique.
  State Swimming Center for Concrete Cracking Control Technology.
  Research on construction waste recycled materials in concrete; Through the identification of the scientific and technological achievements with China Building Materials Science& Technology Progress.
  Research on the application of tailings waste rocks in the concrete. Through the scientific and technological achievements identification by China Building Materials Science & Technology.
  The research and application of alkali- free & high performance accelerator on concrete; Through the scientific and technological achievement identification by China Building Materials Science & Technology

In addition, we collaborate closely with the institute and its executives who play a strong role in recommending industry standards, advising on major infrastructure developments, and creating and maintaining strong connections with leading developers, construction companies, and governmental officials.

Successful Innovations

Some of our advanced products and processes are developed through our relationships with research institutes and universities, including:

C100 High Performance Concrete

High Strength Concrete is often defined as concrete with a compressive strength greater than 6000 psi (41 MPa). The primary difference between high-strength concrete and normal-strength concrete is the compressive strength that represent the maximum resistance of a concrete sample to applied pressure. Manufacturing high-strength concrete involves making optimal use of the basic ingredients that constitute normal-strength concrete.

Through our collaborative efforts, we have developed a high performance concrete which can be produced at an impermeable grade above P35, and can be used as self-waterproofing concrete for structural engineering, as the water-cement (W/C) ratio and carbonized shrinking is minimal and the structure is close-grained.

Only a limited number of corporations in the Beijing are equipped with the expertise to produce C100 High Performance Concrete.

Compound Admixture Concrete

This compound mineral mixture is a composite of coal powder, mineral powder and mineral activators blended to specific proportions. This mixture improves activity, filling, and super-additive effects of the concrete and also improves the compatibility between cement and aggregate.

Lightweight Aggregate Concrete & Innovative Pumping Technology

This procedure involves a pumping technology of lightweight aggregate. It is a pretreatment method of lightweight aggregate. Setting appropriate times and pressure, lightweight aggregate will reach an appropriate saturation state under pressure once it is put into a custom designed sealed pressure vessel. Lightweight aggregate concrete was prepared through the above pretreatment method, and would dry quicker under pumping pressure without losing consistency. Accordingly, lightweight aggregate concrete will be easily pumped when applied which shorten the construction time.

Energy-saving Technologies of Phase Change Thermostat Concrete

Energy conservation concrete may adjust and reflect process temperature, which would solve cracking problem brought about by cement heat of hydration in large-scale concrete pours.

Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique

The research and production of water reducing admixture would improve performance while lowering pollution and environmental impact. Super plasticizer Polycarboxylate series which reduces water requirements is an attractive additive in that it enables high strength concrete, super-strength concrete, high fluidity and super plasticizer concrete, and self-defense concrete. The water reduction of Polycarboxylate may reach 20% to 25%, higher than the current industry standard -- the Naphthaline water reducing agent. The cost of the water reducing agent is highly competitive, as it may replace Naphthaline to be used for high strength and high performance concrete production.

Application of Reused Water in Concrete

The re-use of waste water of a concrete plant to mix concrete is significant as it can reduce production costs, minimize fresh water usage and introduce an efficient approach to address industrial waste. The practical application of this effort is a further step towards the goal of minimal pollution and emissions.

Our Competition

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we believe that competitors will try to expand their sales and build up their distribution networks in Beijing. Our future success depends on our ability to establish and maintain a competitive position in the marketplace.

We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Beijing Construction Engineering Group, BBMG Group Co., LTD, Beijing Uni-Construction Group., Jidong Concrete Group,.

Essentially all of the contracts we bid on are awarded through a competitive bid process with awards generally made to the lowest bidder, though other factors such as shorter completion time or prior experiences are often just as important. Within our markets, we compete with many national, regional and local construction corporations. Some of these competitors have achieved greater market penetration or have greater financial and other resources than us. In addition, we compete with a number of state-owned enterprises, which have significantly greater financial resources and competitive advantage than us.

There are approximately 142 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 10% market share.

Intellectual Property

We currently own the following intellectual property rights:

Name	Patent No.	Duration	Patent Owner
Method of using recycled aggregate to prepare LC7.5concrete and its preparation method	ZL 2013 1 0070387.3	April 9, 2014- April 9, 2034	Xin Ao
One kind of recycled aggregate formulated with C25 self-compacting concrete and its preparation method	ZL 2013 1 0069510.X	May 7, 2014- May 6, 2034	Xin Ao
An ultra-fine powder and its preparation method active regeneration	ZL 2013 1 0070164.7	July 9, 2014- July 8, 2034	Xin Ao
A Polycarboxylate and preparation method used recycled aggregate concrete	ZL 2013 1 0072014.X	January 1, 2014- December 31, 2034	Xin Ao
An early strength of recycled aggregate concrete superplasticizer	ZL 2013 1 0072015.4	April 9, 2014- April 8, 2034	Xin Ao

Environmental Matters

We are obliged to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration. Some specific environmental regulations require sealed transportation of dust materials and final products, closed storage of sand and gravel, as well as reduction of noise and dust pollution on worksites and encouragement of the use of waste materials. The governmental regulatory authorities conduct periodic inspections. We have met all the requirements in the past inspections. We are one of the 10 companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

Regulation

The company has been in compliance with all registrations and requirements for the issuance and maintenance of all licenses and certificates required by the applicable governing authorities, including the Ministry of Construction and the Beijing Administration of Industry & Commerce. The Ministry of Construction awards Level II and Level III qualifications to concrete producers in the PRC construction industry, based on criteria such as production capacity, technical qualification, registered capital and capital equipment, as well as performance on their past projects. Level II companies are licensed to produce concrete of all strength levels as well as special concretes, and Level III producers are licensed to produce concrete with strength level C60 and below. We are currently a Level II concrete producer.

Additionally, to make improvements at our currently existing plants, we do not need to apply for regulatory approval. However, in order to build new concrete plants, we need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area, and (iii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee. The time estimated to receive each of these approvals is approximately one month. In the past, we have not been rejected by any of these three regulators for approval.

Our Labor Force

As of June 30, 2014, we employed 808 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2014.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	97	12.00%
Sales	46	5.69%
Technical & Engineering Staff	51	6.31%
Production Staff	80	9.9%
Equipment & Maintenance	12	1.49%
Drivers & Heavy Equipment Operators	10	1.23%
Sub-Total	296	36.63%
Independent Contractors	512	63.37%
Total	808	100%

As required by applicable PRC law, we have entered into employment contracts with all our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff.

In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe that we are in material compliance with the relevant laws.

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

RISKS RELATED TO OUR BUSINESS

Our plans to build additional plants and to improve and upgrade our internal control and management system will require capital expenditures in fiscal year 2015.

Our plans to build additional plants and to maintain and continually upgrade our internal control and management systems in line with our growing scale will require significant capital expenditures in fiscal year 2015. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

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
  delays caused by weather conditions;
  later contract start dates than expected when we bid on the contract;
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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts also increased. Some of our customers appeared to have the problems of declining business and shortage in cash. The allowance for doubtful accounts decreased to approximately $31.7 million at June 30, 2014, compared to approximately $36.5 million at June 30, 2013. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has increased from approximately 37.9% as of June 30, 2013, to approximately 39.1% as of June 30, 2014. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable to bad debt expense. The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

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

Our Chairman, Xianfu Han, owns approximately 29.62% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 19.75% of our outstanding voting securities as of June 30, 2014, in a fully-diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2014, and a report of our management for the 2014 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2014, our internal controls over financial reporting were not effective. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2014, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

Most of our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the SAFE on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, or Notice 78. Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who have been granted shares or stock options pursuant to our share incentive plan are subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and employee option plans could be materially and adversely affected.

The discontinuation, reduction or delay of any of the preferential tax treatments currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise Jan 2012 and was entitled to a 15% preferential income tax rate for the three-year period ended Dec 2014. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax rate from June 2013 through June 2015. However, we cannot assure you that Xin Ao will be able to maintain its status as “high and new technology enterprises” and/or as an enterprise for value-added tax exemption. If Xin Ao fails to continue to qualify or fails to receive an updated approvals, our income tax and value-added tax expenses would increase, which would have a material adverse effect on our net income and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a two year term beginning on October 1, 2013, with the option to extend following expiration. The annual rent on the property is approximately $220,000. On April 30, 2012, the Company entered into a lease agreement to lease 43,000 square feet of office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $429,000. The lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

We currently have two operating leases in Beijing. The five-year lease agreement lasts from January 2014 to December 2018 with an annual rent of $806,000; the eight-year lease lasts from November 2013 to October 2021, with an annual rent of $645,000.

We have an extensive fleet of 78 transit mounted concrete mixers, 10 pump trucks, and we have access to an additional 11concrete mixers and 5 pump truck vehicles for lease in Beijing and 4 transit mounted concrete mixers at our portable stations depending on specific project requirements. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “CADC”. On February 25, 2013, our common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by NASDAQ for the periods indicated. Effective August 1, 2013 we completed a 1 for 12 reverse stock split, and stock prices prior to such date have been adjusted to reflect the effect of the reverse stock split.

Year	Quarter Ending	High	Low

2014	June 30	$5.34	$3.48
	March 31	$9.24	$4.70
2013	December 31	$7.18	$3.75
	September 30	$5.87	$2.65
	June 30	$4.92	$2.88
	March 31	$6.96	$4.80
2012	December 31	$12.48	$4.68
	September 30	$20.88	$18.24
	June 30	$29.40	$18.24
	March 31	$30.60	$27.36

Holders of Common Stock

As of September 18, 2014, there were 382 stockholders of record of our common stock.

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

During the year ended June 30, 2014, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (three as of June 30, 2014) and our portable plant (one as of June 30, 2014) located in Anhui province in China.

In the first quarter of fiscal year ended June 30, 2015, management evaluated the operations of manufacturing service business, and on August 15, 2014, the Board decided to discontinue this segment due to the shift of administration authority for high-speed rail projects from government to state-owned entities, resulting in competitive disadvantage to our business.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2014, one customer accounted for approximately 10.6% of our sales and 3.8% of our accounts receivable as of June 30, 2014. Should we lose any of large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

-

Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science & Technology. We entered technical service contracts with these research institutes to further improve our production and products.

-

Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially, all of the contracts on which we bid are awarded through a competitive bid process, with award contracts often being made awarded to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state- owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

PRC Taxation

China-ACMH and the VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the current Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. As granted by the State Administration of Taxation of the PRC, Xin Ao was qualified and entitled to an income tax rate reduction from 25% to 15% through June 12, 2015.

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

Business Segments and Periods Presented

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed segment information for each of our business segments below for the years ended June 30, 2014 and 2013, in order to provide a meaningful discussion of our business segments. We have organized our operations into three principal segments: concrete sales, manufacturing services, and corporate. We present our segment information along the same lines that our chief executives review our operating results in assessing performance and allocating resources.

For the year ended June 30, 2014:

	Sales of	Manufacturing	Corporate
	concrete	services (3)	(1)	Total
Net revenue	$47,468,956	$1,221,881	$-	$48,690,837
Depreciation	$(1,863,212)	$(232,981)	$(303,070)	$(2,399,263)
Segment loss (2)	$(908,582)	$(49,658)	$(16,226,080)	$(17,184,321)
Other income (expenses)	$2,920,060	$73,297	$(207,276)	$2,786,081
Interest income	$555	$-	$2,743,963	$2,744,518
Interest expense	$-	$-	$(2,548,080)	$(2,548,080)
Capital expenditures	$(382,169)	$(9,837)	$-	$(392,006)
Total assets as of June 30, 2014	$148,800,652	$3,830,223	$-	$152,630,875

For the year ended June 30, 2013:

	Sales of	Manufacturing	Corporate	Total
	concrete	services (3)	(1)
Net revenue	$69,314,758	$5,172,214	$-	$74,486,972

Depreciation	$(1,779,944)	$(1,171,860)	$(347,676)	$(3,299,480)
Segment profit (loss) (2)	$3,468,291	$644,366	$(30,658,746)	$(26,546,089)
Other income (expenses)	$4,153,257	$329,114	$(247,072)	$4,235,299
Interest income	$1,779	$16	$657,967	$659,762
Interest expense	$-	$-	$(1,798,025)	$(1,798,025)
Capital expenditures	$(308,167)	$(22,995)	$-	$(331,162)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

(1) All amounts shown in the Corporate column were incurred at the company headquarter level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which management determined by customers and not by segment.

(2) Segment loss for corporate reflects general and administrative expenses not specifically allocated to other segments.

(3) In the first quarter of fiscal year ended June 30, 2015, management evaluated the operations of manufacturing service business, and on August 15, 2014, the Board decided to discontinue this segment due to the shift of administration authority from government to state-owned entities, resulting in competitive disadvantage to our business. We expect the disposal of the properties and equipment of this segment by the end of the first quarter of fiscal year ended June 30, 2015. However, we do not expect such disposal would represent a strategic shift that has (or will have) a major effect on our operations and financial results, as our major source of revenue and gross profit has been and will continue to be the concrete sales business.

Concrete Sales Business

Our concrete sales business segment is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of two ready-mix concrete batching plants in Beijing. During the year ended June 30, 2014, we entered into two lease agreements, which last for five years and eight years respectively, for two manufacturing plant in the suburban area of Beijing. For this segment of our business, we procure all of our own raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work sites, and, for more sophisticated structures, we will pump the mixture and set it into structural frame molds as per structural design parameters.

Manufacturing Services Business

Our manufacturing services business segment is comprised of the formulation, production and delivery of project-specific concrete mixtures primarily through our current portable plant network of rapid assembly and deployment batching plants, located in various provinces throughout China. Our clients purchase and provide the raw materials in volume on a separate account which we then proportion and mix according to our formulation for a given project’s specifications. Our manufacturing services business segment was primarily dedicated to various high-speed rail projects in China which demand very high quality standards on a time sensitive work schedule.

Consolidated Results of Operations

Comparison of the year ended June 30, 2014 and 2013

The following table sets forth key components of our results of operations for the years ended June 30, 2014 and 2013, in US dollars:

	Year ended
	June 30,
	2014	2013	Percentage
			Change	Change
Total revenue	$48,690,837	$74,486,972	$(25,796,135)	(35)%
Total cost of revenue	44,067,731	60,766,527	(16,698,796)	(27)%
Gross profit	4,623,106	13,720,455	(9,097,339)	(66)%
Provision for doubtful accounts	(7,683,463)	(15,183,439)	7,499,976	(49)%
Selling, general and administrative expenses	(10,676,783)	(12,535,344)	1,858,561	(15)%
Research and development expenses	(1,484,218)	(2,178,113)	693,895	(32)%
Loss realized from disposal of property, plant and equipment	(1,669,923)	(5,980,281)	4,310,358	(72)%
Impairment loss of long-lived assets	(293,040)	(251,694)	41,346	(16)%
Loss from termination of lease	-	(4,117,663)	4,117,663	(100)%
Loss from operations	(17,184,321)	(26,526,089)	9,341,768	(39)%
Other income, net	2,982,519	3,097,036	(114,517)	(4)%
Loss before provision for income taxes	(14,201,802)	(23,429,053)	9,227,251	(39)%
Provision for income taxes	(2,445,290)	(169,326))	(2,275,964)	1,344%
Net loss	$(16,647,092)	$(23,598,379)	$6,951,287	(29)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the year ended June 30, 2014, we generated total revenue of approximately $48.7 million, as compared to approximately $74.5 million during the year ended June 30, 2013, a decrease of approximately $25.8 million, or 35%. Such decrease was primarily due to our sales generated from the concrete division for the year ended June 30, 2014, which was approximately $47.5 million, a decrease of approximately $21.8 million, or 32%, as compared to $69.3 million for the year ended June 30, 2013. The decrease in revenue attributable to concrete sales was principally due to the decreased sales in the areas we operate. After the suspension due to the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area, operations at one of our concrete producing plants recommenced in the first calendar quarter of 2014, but had yet to achieve full capacity. Furthermore, China’s central government continues to impose restrictions on the purchase of residential apartments in order to regulate housing prices in China, and China’s economic growth has been decelerating since 2012, which has caused an adverse impact on the construction industry in China.

During the year ended June 30, 2014, we continued to supply concrete products to three railway projects in China through our portable plants, specifically our projects located in Anhui Province. We suspended the operations of some portable plants during year ended June 30, 2014 due to inspections of high speed railroad projects by the government in China. The three railway projects contributed approximately $1.2 million to our total revenue for the year ended June 30, 2014, a decrease of approximately $4.0 million, or 76%, as compared $5.2 million for the year ended June 30, 2013. The decrease in revenues attributable to our manufacturing services was principally due to the suspension of operations of a number of our portable plants during the year ended June 30, 2014.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $44.1 million for the year ended June 30, 2014, as compared to approximately $60.8 million for the year ended June 30, 2013, a decrease of approximately $16.7 million, or 27%. The decrease of cost of revenue was primarily due to the overall decrease in production from our fixed concrete plants in the Beijing area and decreased production on manufacturing services compared to the year ended June 30, 2013.

The cost of revenue on concrete sales decreased by approximately $13.5 million, or 24%, for the year ended June 30, 2014, as compared to the year ended June 30, 2013. Such decrease was due to a decrease in our concrete production volume.

Cost of revenue with respect to our manufacturing services was primarily due to our manufacturing services, which decreased by approximately $3.2 million, or 72%, during the year ended June 30, 2014, as compared to the same period last year.

Gross (Loss) Profit. Gross profit is equal to the difference between our revenue and cost of revenue. Total gross profit was approximately $4.6 million for the year ended June 30, 2014, as compared to approximately $13.7 million for the year ended June 30, 2013. Our gross profit with respect to our sales of concrete was approximately $4.7 million, or 10% of revenue, for the year ended June 30, 2014, as compared to approximately $13.0 million, or 19% of revenue for the year ended June 30, 2013, a decrease of approximately $8.4 million. The decrease in gross profit for concrete sales for the year ended June 30, 2014, as compared with the same period last year, was primarily due to lowered production volume while we were subject to similar level of fixed costs.

Our gross loss with respect to our manufacturing services was approximately $0.04 million, for the year ended June 30, 2014, a decrease of $0.66 million from a gross profit of $0.7 million during the year ended June 30, 2013. Such decrease was principally due to the decrease in revenue from manufacturing services for the year ended June 30, 2014, as a result of the decrease in the number of portable plants and lower production rates at our plants.

Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $7.7 million for the year ended June 30, 2014, a decrease of approximately $7.5 million, as compared to approximately $15.2 million for the year ended June 30, 2013. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, the expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts decreased to approximately $31.7 million at June 30, 2014, as compared to approximately $36.5 million at June 30, 2013, mainly attributable to a $10.9 million write-off of bad debts against allowance balances, offset by additional provision in current year.

As of June 30, 2014, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720
		days	days	days	days	days
Accounts receivable and notes	$81,035,255	$19,901,102	$6,505,128	$10,722,490	$19,136,481	$24,770,054
Allowance for doubtful accounts	(31,667,803)	-	-	(1,608,374)	(11,481,889)	(18,577,540)
Accounts receivable and notes, net	$49,367,452	$19,901,102	$6,505,128	$9,114,116	$7,654,592	$6,192,514

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $10.7 million and $12.5 million for the years ended June 30, 2014 and 2013, respectively. The decrease of $1.9 million was mainly due to a $0.6 million decrease in advertising expense, a $0.4 million decrease in labor service expense, a $0.2 million decrease in automobile expenses and a $0.2 million decrease in meals and entertainment expense.

Research and development expenses. Research and development expenses were approximately $1.5 million and $2.2 million for the years ended June 30, 2014 and 2013, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue, plus discretionary spending on projects that helped to improve our competitive advantage.

Loss realized from disposal of property, plant and equipment. For the years ended June 30, 2014 and 2013, we incurred a $1.7 million and $6.0 million loss realized from disposal of property, plant and equipment, respectively.

Impairment loss of long-lived assets. For each of the years ended June 30, 2014 and 2013, we incurred a $0.3 million impairment loss of long-lived assets. For the year ended June 30, 2014, the impairment loss was related to the carrying values of certain property, plant and equipment of our manufacturing service business segment exceeded the estimated future cash flow from disposition of these assets.

Loss from termination of lease. On September 25, 2012, we entered an agreement with a third party to terminate one operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation were determined to be RBM 130.1 million (approximately $20.6 million) on September 25, 2012, and were settled for RMB 112 million (approximately $17.8 million). As a result, we recognized approximately $4.1 million loss from the termination of the lease for the year ended June 30, 2013.

Loss from Operations. We recognized a loss from operations of approximately $17.2 million for the year ended June 30, 2014, as compared to a loss from operations of approximately $26.5 million for the year ended June 30, 2013, a decrease of approximately $9.3 million in our loss from operations. Such a decrease in our loss from operations was primarily due to a $7.5 million decrease in our provision for doubtful accounts, a $1.9 million decrease in selling, general and administrative expenses, a $4.3 million decrease in loss from disposal of property, plant and equipment, and a $4.1 million decrease in our loss from termination of lease, which were offset by an $9.1 million decrease in gross profit from our concrete sales and manufacturing services segments.

We incurred $0.9 million of loss from operations of our concrete sales business for the year ended June 30, 2014, as compared to income from operations from this segment of $3.5 million for the year ended June 30, 2013. The change from profit to loss was primarily due to decrease in our concrete production resulting from a lowered overall volume of concrete sales and a lower gross profit margin.

Loss from operations of our manufacturing services business for the year ended June 30, 2014, was approximately $0.05 million, compared to approximately $0.6 million income from operations of this segment for the year ended June 30, 2013. The change from profit to loss was primarily due to a decrease in volume and gross profit during the year ended June 30, 2014 as compared to the same period in 2013.

Our Corporate segment recorded depreciation of approximately $0.3 million for each of the years ended June 30, 2014 and 2013. Corporate recorded a segment loss of approximately $16.2 million for the year ended June 30, 2014, as compared to a recorded segment loss of approximately $30.7 million for the year ended June 30, 2013. The decrease in corporate segment loss was primarily due to decrease in provision for doubtful accounts, selling, general and administration expenses and loss from termination of lease.

Other Income (Expense), net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $3.0 million for the year ended June 30, 2014, as compared to net other income of approximately $3.1 million for the year ended June 30, 2013, a decrease of approximately $0.1 million, or 4%. The decrease in net other income was mainly due to an $1.5 million decrease in other subsidy income and a $0.8 million increase in interest expense, offset by a $2.1 million increase in interest income and a $0.2 million decrease in net non-operating expense. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption from August 2005 through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. Approximately $2.9 million and $4.5 million of subsidy income was recorded for the years ended June 30, 2014 and 2013, respectively.

Provision for Income Taxes. We incurred provision for income taxes of $2.4 million and $0.2 million for the years ended June 30, 2014 and 2013, respectively. The provision for income taxes incurred for the year ended June 30, 2014 was mainly due to additional valuation allowance to deferred tax assets as we estimate that certain bad debts may not be deductible against future pre-tax income. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We recognized a net loss of approximately $16.6 million for the year ended June 30, 2014, as compared to a net loss of approximately $23.6 million for the year ended June 30, 2013, a decrease of $7.0 million in net loss. Such decrease in net loss was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $15.4 million and restricted cash of approximately $13.4 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of June 30, 2014, we had working capital of approximately $25.8 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the Years Ended
	June 30,
	2014	2013
Net cash provided by(used in) operating activities	$7,039,127	$(17,143,511)
Net cash used in investing activities	(9,925,597)	(4,752,901)
Net cash provided by financing activities	14,392,812	23,387,434
Effect of foreign currency translation on cash and cash equivalents	(25,171)	49,003
Net change in cash	$11,481,171	$1,540,025

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash provided by operating activities totaled approximately $7.0 million for the year ended June 30, 2014, which was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $3.7 million, including adjustments for $2.4 million of depreciation, $1.6 million of deferred tax provision, $7.7 million of provision for doubtful accounts and $1.7 million of loss realized from disposal of property, plant and equipment. Net cash provided by changes in operating assets and liabilities resulted in a net cash inflow of $10.7million, which mainly included cash $4.8 million inflow of accounts and notes receivable, $2.9 million inflow of other receivables, a $13.1 million collection of other receivable from termination of lease and a cash inflow in accrued liabilities of $1.2 million, offset by cash outflow in inventory of $0.4 million, cash outflow for prepayments of $8.9 million, cash outflow in accounts payable $1.4 million and cash outflow in customer deposits of $0.7 million.

Net cash used in operating activities totaled approximately $17.1 million for the year ended June 30, 2013, which was primarily attributable to net loss adjusted to reconcile to net cash provided by operating activities of $4.4 million, which primarily included adjustment for a $3.3 million of depreciation, a $15.2 million of provision for doubtful accounts, a $6.0 million of loss realized from disposal of property, plant and equipment, and a $4.1 million loss from termination of lease. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $21.5 million, which mainly included cash outflow in other receivables of $2.0 million, cash outflow for prepayments of $16.2 million, cash outflow in accounts payable $7.8 million, cash outflow in other payables of $2.8 million and cash outflow in taxes payables of $1.0 million, offset by a $4.6 million cash inflow in accounts and notes receivable, a $0.9 million inflow in inventories, $2.8 million cash inflow in other receivable from termination of lease and $0.9 million cash inflow in customer deposits.

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

We aim to make improvements in our cash inflows from operating activities stemming from anticipated increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash used in investing activities was approximately $9.9 million for the year ended June 30, 2014, which was primarily attributable to $9.5 million net acquisition of short term investments. Net cash used in investing activities was approximately $4.8 million for the year ended June 30, 2013, and was attributable to $5.1 million net acquisition of short term investments.

Financing Activities. Net cash provided by financing activities totaled approximately $14.4 million for the year ended June 30, 2014, which was primarily attributable to $75.2 million cash proceeds from bank loans and bank guarantees, $2.9 million proceeds from short term loan - shareholders, $11.4 million proceeds from short term loan - other and $17.9 million proceeds from notes payable, which was offset by $64.8 million for repayments of bank loans and bank guarantees, $2.9 million for repayments of short term loan - shareholders, $8.1 million for repayments of short term loan - other, $8.1 million for repayments of notes payable, $2.3 million of principal payments for capital lease obligations and an increase in restricted cash of approximately $6.9 million. Net cash provided by financing activities totaled approximately $23.4 million for the year ended June 30, 2013, which was primarily attributable to a $54.7 million cash proceeds from bank loans and letters of credit and a $0.2 million decrease in restricted cash, offset by a $30.7 million repayments of bank loans and $0.8 million of principal payments for capital lease obligations.

Cash. As of June 30, 2014, we had cash of approximately $15.4 million as compared to approximately $3.9 million as of June 30, 2013. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital in order to undertake our plans for expansion.

Loan Facilities

We had a total of approximately $57.6 million and $43.8 million outstanding on loans and credit facilities as of June 30, 2014 and June 30, 2013, respectively.

Short term loans, banks and bank guarantees:
	June 30,	June 30,
	2014	2013

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, various due dates between July 2014 and January 2015, originally due November and December 2013, guaranteed by Beijing Jinshengding Products Co., LTD *	$10,968,750	$4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, originally due November 14, 2013; renewed for another year and due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han.	5,687,500	5,652,500

Loan from Citibank, repaid in full in January 2014	-	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, originally due March 29, 2014; renewed for another year and due March 21, 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD.	4,875,000	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. **	6,500,000	-

Loan from Citic Bank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. ***	3,250,000	-

Bank guarantees due to Construction bank, various due dates from July2014 to December2014, originally due from September to December, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party. ****	23,115,463	24,225,000

Short term loans due to third-party individual interest rate of 10.5% per annum, due August 2014 *****	3,250,000

	$57,646,713	$43,766,500

* On July 16 and 25, 2014, approximately $6.1 million was repaid.
** On September 1, 2014, the loan was repaid in full.
*** On August 4, 2014, the loan was repaid in full.
****On July 14 and September 3, 2014, approximately $9.8 million was repaid.
***** On August 28, 2014, the loan was repaid in full.

Each of the guarantors identified above are suppliers of the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 - Related Party Transactions in Notes to the consolidated financial statements.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2014:

	Payments due by period
					More
		Less than	1 – 3	3 – 5	than 5
	Total	1 year	years	years	years
Loan obligations	$57,646,713	$57,646,713	$-	$-	$-
Notes payable	9,750,000	9,750,000	-	-	-
Capital lease payments, including interests	6,055,000	4,855,000	1,200,000	-	-
Operating lease obligations	10,585,000	2,122,000	3,843,000	2,567,000	2,053,000
Total	$84,036,713	$74,373,713	$5,043,000	$2,567,000	$2,053,000

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

Principles of consolidation

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

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price. On July 1, 2014, the VAT rate for concrete products decreased to 3% of the gross sales price.

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

The fair value of non-current other receivable, net and long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s advances on equipment purchases and long-lived assets were recorded at fair value on a nonrecurring basis as a result of impairment changes determined using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the year ended June 30, 2014 and 2013, approximately $10.9 million and $1.7 million was written off against the allowance balances, respectively.

Accounting for long-lived assets

We classifies its long-lived assets into: (i) machinery and equipment; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements.

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

We makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. We uses set criteria that are reviewed and approved by various levels of management, and estimates the fair value of the asset or asset group by using discounted cash flow analyses. If these estimates or their related assumptions change in the future, it is required to record impairment charges for the underlying assets at such time. Any such resulting impairment charges could be material to our results of operations.

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. We recognized approximately $0.3 million of impairment charges relating to the portable plants for the manufacturing service segment for each of the years ended June 30, 2014 and 2013.

The estimated fair value of these assets might be lower than their current fair value, thus could result in future impairment charge if potential events will occur to further the estimated selling price of these assets or increase our cost that are associated with our revenues. Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

Income taxes

We accounts for income taxes in accordance with ASC 740, Income Taxes, which requires us to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for Renminbi bank loans with a term of twelve months or less. Our total borrowings that were subject to interest were approximately $34.5 million as of June 30, 2014.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured.

Accounts and note receivable and other receivables are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2014 and 2013 begins on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer, Chief Operating Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, we concluded that as of June 30, 2014, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the 1992 COSO framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2014. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2014, the internal control over financial reporting was not effective.

In an effort to remedy this material weakness in the future, we intend to do the following:

  Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our interim Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

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

(c) Changes in internal control over financial reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company	Term as Directorof Company
Xianfu Han	54	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	56	Chief Operating Officer, Interim Chief Financial Officer, Vice Chairman and Director	April 2008 – Present
Tao Jin	46	Director	May 2011 – Present
Xinyong Gao	41	Director	June 2012 – Present
Ken Ren	38	Director	June 2012 – Present

Name	Position with the Company and Principal Occupations

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

Tao Jin

Mr. Jin became a member of the Board on May 4, 2011. Mr. Jin is Senior Partner with the Chinese law firm of Jincheng TongDa & Neal, based in Beijing, where he specializes in mergers and acquisitions, foreign investments in China and capital market transactions. Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of mergers and acquisitions and capital markets transactions. Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on merger and acquisition transactions. His clients included major multinational corporations, investment banks, PRC corporations and private equity funds. Mr. Jin joined JP Morgan’s legal department in 2002 as head legal counsel for mergers and acquisitions and capital market transactions in China. Immediately prior to joining Jincheng TongDa, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin received his B.S. from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin. Mr. Jin is admitted to the New York bar. Mr. Jin has not held any other public company directorships during the past five years.

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

All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by the Board and hold office until their death, resignation or removal from office.

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

Based solely on a review of Forms 3, 4 and 5 (including amendments to such form) furnished to the Company during and with respect to the year ended June 30, 2014 and written representations from certain persons that no other reports were required for them, we believe that each of the Company’s directors, officers and more than ten-percent stockholders filed all such required forms on a timely basis.

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
  meeting separately and periodically with management and our internal and independent auditors; and
  reporting to the Board; and
  such other matters that are specifically delegated to our audit committee by the Board from time to time.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2014 and 2013.

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Comp ensati on ($)	Total ($)
Xianfu Han Chairman and CEO	2014 2013	140,000 140,000	-	-	-	-	-	-	140,000 140,000
Weili He, Vice Chairman, interim CFO and COO	2014 2013	109,169 109,169	-	-	-	-	-	-	109,169 109,169

Employment Agreements

In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately. In January 2011, we entered into a three-year Employment Agreement with Mr. Han pursuant to which he receives an annual salary of $140,000 for service as our Chief Executive Officer. The initial term of three years as set forth in the agreement expired as of the date of this report; however, it has been mutually understood that a new agreement will be entered into in the fiscal year of 2015 in substantially the similar terms of the prior one other than the amount of the annual salary.

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

In January 2011, we also entered into a three year Employment Agreement with Mr. He pursuant to which he receives an annual salary of $109,169 for service as our Chief Operating Officer. The initial term of three years as set forth in the agreement expired as of the date of this report; however, it has been mutually understood that a new agreement will be entered into in the fiscal year of 2015 in substantially the similar terms of the prior one other than the amount of the annual salary.

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

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($) (1)	($) (1)	($)
Tao Jin	$25,000	–	–	$25,000
Xinyong Gao	$25,000	–	–	$25,000
Ken Ren	$25,000	–	–	$25,000

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

On May 4, 2011, we entered into a director agreement with Tao Jin pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 (10,000 on a pre-split basis) in restricted shares of the Company’s common stock, which vested in four equal quarterly installments.

On June 12, 2012, we entered into a director agreement with Xinyong Gao pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 in restricted shares of the Company’s common stock, which vested in four equal quarterly installments.

On June 12, 2012, we entered into a director agreement with Ken Ren pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 in restricted shares of the Company’s common stock, which vested in four equal quarterly installments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO	440,481	29.62%
Weili He (4)	Vice Chairman, COO and Interim CFO	293,654	19.75%
Ken Ren (5)	Director	--	*
Tao Jin (6)	Director	--	*
Xinyong Gao (7)	Director	--	*
All officers and directors as a group (5 persons named above)		734,968	49.43%

*Less than 1%

(1) As of the close of business on September 18, 2014, there were 1,904,059 shares of our common stock outstanding.

(2) In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on September 18, 2014 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 18, 2014, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3) On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 291,667 shares (3,500,000 shares pre-reverse split) of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 291,667 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 291,667 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.

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

(5) Mr. Ren is entitled to receive 833 restricted shares of the Company’s common stock per annum under his director agreement but as of the date hereof such shares have not yet been issued.

(6) Mr. Jin is entitled to receive 833 restricted shares of the Company’s common stock per annum under his director agreement but as of the date hereof such shares have not yet been issued.

(7) Mr. Gao is entitled to receive 833 restricted shares of the Company’s common stock per annum under his director agreement but as of the date hereof such shares have not yet been issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as discussed below, since the beginning of the 2012, there have not been any transaction, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Mr. Xianfu Han, the Company’s Chief Executive Officer and Mr. Weili He, the Company’s Chief Operating Officer and interim Chief Financial Officer, have also advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. As of June 30, 2014, $450,540 and $474,845 (including $53,000 due for unpaid rent expenses discussed above) remain payable to Mr. Han and Mr. He, respectively.

Certain short-term bank loans and bank guarantees are guaranteed by our officers, see note 8 to the consolidated financial statements.

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2014 and 2013:

	Years Ended
	June 30,	June 30,
	2014	2013
Audit Fees	$165,000,	$180,000
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$165,000	$180,000

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

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of the Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman for our consolidated financial statements as of and for the year ended June 30, 2014.

The Company’s principal accountant, Friedman LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for the Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.	Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.	Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Weili He	[X]

10.2	Employment Agreement with Xianfu Han	[X]

10.3	Form of Director Agreement	[X]

10.4	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.5	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Placement Agent Stock Purchase Warrant			Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent			Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on April 9, 2014		(1)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.
			(2)	Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 11, 2014

10.10	Termination of Agreement and Plan of Merger dated July 9, 2012			Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

21.1	List of Subsidiaries			Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2013.

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm	[X]

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Advanced Construction Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. China Advanced Construction Materials Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 23, 2014

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND 2013

ASSETS	2014	2013

CURRENT ASSETS:
Cash	$15,431,110	$3,949,939
Restricted cash	13,413,264	6,491,175
Accounts and notes receivable, net of allowance for doubtful accounts of $31,667,803 and $36,469,156, respectively	49,367,452	59,696,331
Inventories	1,562,309	1,122,380
Short term investment	14,716,023	5,168,000
Other receivables	4,121,550	6,298,088
Other receivable from termination of lease, net	-	8,932,029
Prepayments and advances	35,699,065	27,827,638
Deferred tax assets	2,585,902	3,987,738
Total current assets	136,896,675	123,473,318

PROPERTY PLANT AND EQUIPMENT, net	12,878,263	14,357,349

OTHER ASSETS:
Other receivable from termination of lease, net	-	3,710,455
Advances on equipment purchases, net	2,855,937	4,015,294
Deferred tax assets	-	217,380
Total other assets	2,855,937	7,943,129

Total assets	$152,630,875	$145,773,796

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$54,396,713	$43,766,500
Short term loans - other	3,250,000	-
Notes payable	9,750,000	-
Accounts payable	32,501,363	33,730,871
Customer deposits	1,072,998	1,732,662
Other payables	2,059,739	1,989,023
Other payables - shareholders	925,385	757,328
Accrued liabilities	2,241,208	988,598
Capital lease obligations - current	4,659,756	2,448,883
Taxes payable	192,205	107,013
Total current liabilities	111,049,367	85,520,878

OTHER LIABILITIES
Capital lease obligations - non current	1,177,586	3,560,819
Total liabilities	112,226,953	89,081,697

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 shares issued and outstanding as of June 30, 2014 and 2013	1,487	1,487
Additional paid-in-capital	35,233,305	35,233,305
(Accumulated deficit) Retained earnings	(11,234,705)	5,412,387
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,155,478	9,796,563
Total shareholders' equity	40,403,922	56,692,099
Total liabilities and shareholders' equity	$152,630,875	$145,773,796

The accompanying notes are integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
REVENUE
Sales of concrete	$47,468,956	$69,314,758
Manufacturing services	1,221,881	5,172,214
Total revenue	48,690,837	74,486,972

COST OF REVENUE
Concrete	42,809,448	56,266,126
Manufacturing services	1,258,283	4,500,401
Total cost of revenue	44,067,731	60,766,527

GROSS PROFIT	4,623,106	13,720,445

PROVISION FOR DOUBTFUL ACCOUNTS	(7,683,463)	(15,183,439)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(10,676,783)	(12,535,344)
RESEARCH AND DEVELOPMENT EXPENSES	(1,484,218)	(2,178,113)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(1,669,923)	(5,980,281)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	(293,040)	(251,694)
LOSS FROM TERMINATION OF LEASE	-	(4,117,663)

LOSS FROM OPERATIONS	(17,184,321)	(26,526,089)

OTHER (EXPENSE) INCOME, NET
Subsidy income	2,921,550	4,469,220
Non-operating expense, net	(135,469)	(366,348)
Change in fair value of warrant liability	-	132,427
Interest income	2,744,518	659,762
Interest expense	(2,548,080)	(1,798,025)
TOTAL OTHER INCOME, NET	2,982,519	3,097,036

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,201,802)	(23,429,053)

PROVISION FOR INCOME TAXES	(2,445,290)	(169,326)

NET LOSS	$(16,647,092)	$(23,598,379)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(16,647,092)	$(23,598,379)
Foreign currency translation adjustment	358,915	1,223,586

COMPREHENSIVE LOSS	$(16,288,177)	$(22,374,793)

LOSS PER COMMON SHARE
Weighted average number of shares (*):
Basic and diluted	1,486,871	1,486,501

Loss per share:
Basic and diluted (*)	$(11.20)	$(15.88)

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIE S
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated
						other
	Number	Par	Paid-in		Statutory	comprehensive
	of shares (*)	amount	capital	Unrestricted	reserves	income	Total

BALANCE, June 30, 2012	1,486,038	$1,486	$35,170,600	$29,010,766	$6,248,357	$8,572,977	$79,004,186

Restricted stock vested for compensation and services	833	1	62,705	-	-	-	62,706
Net loss	-	-	-	(23,598,379)	-	-	(23,598,379)
Foreign currency translation gain	-	-	-	-	-	1,223,586	1,223,586

BALANCE, June 30, 2013	1,486,871	1,487	35,233,305	5,412,387	6,248,357	9,796,563	56,692,099

Net loss	-	-	-	(16,647,092)	-	-	(16,647,092)
Foreign currency translation gain	-	-	-	-	-	358,915	358,915

BALANCE,June 30, 2014	1,486,871	$1,487	$35,233,305	$(11,234,705)	$6,248,357	$10,155,478	$40,403,922

(*) Retrospectively restated shares for a 1-for-12 reverse split.

The accompanying notes are integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,647,092)	$(23,598,379)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	2,399,263	3,299,480
Stock-based compensation expense	-	62,706
Deferred tax provision (benefit)	1,648,292	(254,374)
Provision for doubtful accounts	7,683,463	15,183,439
Change in fair value of warrant liabilities	-	(132,427)
Loss realized from disposal of property, plant and equipment	1,669,923	5,980,281
Impairment loss of long-lived assets	293,040	251,694
Loss from termination of lease	-	4,117,663
Imputed interest on other receivable from termination of leases	(710,155)	(538,384)
Changes in operating assets and liabilities
Accounts and notes receivable	4,807,707	4,576,318
Inventories	(433,778)	857,604
Other receivables	2,870,784	(2,040,799)
Other receivable from termination of lease	13,068,997	2,834,265
Prepayments	(8,889,876)	(16,165,257)
Long term prepayments	-	(175,686)
Accounts payable	(1,443,156)	(7,760,545)
Customer deposits	(671,631)	906,428
Other payables	58,921	(2,839,630)
Accrued liabilities	1,249,739	(742,459)
Taxes payable	84,686	(965,449)
Net cash provided by (used in) operating activities	7,039,127	(17,143,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of short-term investments, net	(9,533,591)	(5,097,600)
Proceeds from disposal of property, plant and equipment	-	675,861
Purchase of property, plant and equipment	(392,006)	(331,162)
Net cash used in investing activities	(9,925,597)	(4,752,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	75,172,737	54,719,550
Payments of short term loans and bank guarantees	(64,794,400)	(30,665,250)
Proceeds from short term loan - shareholders	2,930,400	-
Payments of short term loan - shareholders	(2,930,400)	-
Proceeds from short term loan - other	11,396,000	-
Payments of short term loan - other	(8,140,000)	-
Proceeds from notes payable	17,908,000	-
Payments of notes payable	(8,140,000)	-
Rent payable to shareholder	168,057	(46,972)
Principal payments on capital lease obligations	(2,282,981)	(790,363)
Restricted cash	(6,894,601)	170,469
Net cash provided by financing activities	14,392,812	23,387,434

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(25,171)	49,003

NET CHANGE IN CASH	11,481,171	1,540,025

CASH, beginning of year	3,949,939	2,409,914

CASH, end of year	$15,431,110	$3,949,939

The accompanying notes are integral part of these consolidated financial statements.

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered as a VIE. China ACM, BVI-ACM, China-ACMH and VIEs are collectively referred to as the Company.

Beijing Xin Ao Concrete Group (“Xin Ao”), our VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly-owned subsidiaries in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (Heng Xin).

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30	June 30,
	2014	2013
Current assets	$136,681,518	$123,024,176
Property, plant and equipment	12,874,414	14,351,355
Other noncurrent assets	487,500	4,412,335
Total assets	150,043,432	141,787,866

Liabilities	(111,066,630)	(88,101,262)

Intercompany payables*	(7,397,342)	(7,378,365)

Total liabilities	(118,463,972)	(95,479,627)

Net assets	$31,579,460	$46,308,239

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at June 30, 2014 and June 30, 2013, were translated at RMB 6.15 to $1.00 and RMB 6.19 to $1.00. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the years ended June 30, 2014 and 2013 were RMB 6.14 and RMB 6.28 to $1.00, respectively.

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

Revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company’s concrete products that are sold in the PRC are subject to a Chinese VAT at the rate of 6% of the gross sales price. On July 1, 2014, the standard VAT rate for concrete products decreased to 3% of the gross sales price. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company a VAT exemption through June 2015.

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

The fair value of non-current other receivable, net and long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s advances on equipment purchases and long-lived assets were recorded at fair value on a nonrecurring basis as a result of impairment changes determined using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of June 30, 2014 and 2013, the Company had deposits in excess of federally insured limits totaling approximately $15.3 million and $3.8 million, respectively.

Restricted cash

As of June 30, 2014, restricted cash consists of collateral totaling $13.4 million representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the year ended June 30, 2014 and 2013, approximately $10.9 million and $1.7 million was written off against the allowance balances, respectively.

Other receivables

Other receivables primarily include other receivables from termination of lease, advances to employees, due from unrelated entities, receivables from an insurance company, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection are made. The allowance for other receivables was approximately $2.8 million and $2.2 million at June 30, 2014 and 2013, respectively.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2014 and 2013, the Company determined that no reserves for obsolescence were necessary.

Short term investments

During May 2013, the Company entered into an investment agreement for a maximum period of two years with a financial investment company, whereby the Company could invest up to approximately RMB 100 million ($16.2 million). The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rate of return on this investment was guaranteed to be no less than 7% per annum. In October 2013, the Company entered into another investment agreement with the same financial investment company for a maximum period of eighteen months and to invest up to approximately RMB 100 million ($16.2 million). The rate of return on the additional investment was guaranteed to be no less than 10% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured.

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the years ended June 30, 2014 and 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $1.2 million.

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

The estimated useful lives of assets are as follows:

Useful life
Transportation equipment	7-10 years
Plant and machinery	10 years
Office equipment	5 years
Buildings and improvements	3-20 years

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. The Company recognized approximately $0.3 million of impairment charges relating to the portable plants for the manufacturing service segment for each of the years ended June 30, 2014 and 2013.

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

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the years ended June 30, 2014 and 2013 were approximately $1.5 million and $2.2 million, respectively. Advertising costs for the years ended June 30, 2014 and 2013 were approximately $14,000 and $0.6 million, respectively. Repair and maintenance costs for the years ended June 30, 2014 and 2013 were approximately $0.2 million and $0.9 million, respectively.

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

Recently issued accounting pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company has adopted this guidance when accounting for the property and equipment to be disposed of related to its manufacturing service segment, as such disposal would not represent a strategic shift in the Company’s operations or a significant impact on the Company’s financial position and results of operations. See note 6 for impairment charges related to the property and equipment to be disposed of.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2014 and 2013, the Company paid interest in the amounts of approximately $2.5 million and $1.8 million, respectively.

Cash payments for income tax for the years ended June 30, 2014 and 2013 were $0.7 million and $1.3 million, respectively.

Non-cash investing and financing activities

For the year ended June 30, 2014, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See note 6).

The Company had receivables of approximately $1.2 million as a result of disposal of property, plant and equipment during the year ended June 30, 2014. The Company applied other payables from acquisitions of property, plant and equipment for approximately $0.4 million against other receivables from the termination of leases during the year ended June 30, 2014. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million during the year ended June 30, 2014.

Note 4 – Accounts and notes receivable

Accounts and notes receivable are generated from concrete products sold to the Company’s customers and other concrete companies with which the Company conducts business. The payment terms are defined in the respective contracts. Notes receivable represents trade accounts receivable due from various customers where the customers' banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit requests for payment to the customer's bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

The Company’s estimates of its allowance for doubtful accounts as of June 30, 2014 and 2013 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, and 75% for accounts receivable past due beyond two years. The allowance for doubtful accounts was approximately $31.7 million and $36.5 million at June 30, 2014 and 2013, respectively.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2014	2013
Accounts receivable	$80,662,464	$96,092,812
Notes receivable	372,791	72,675
	81,035,255	96,165,487
Less: Allowance for doubtful accounts	(31,667,803)	(36,469,156)
Total accounts and notes receivable, net	$49,367,452	$59,696,331

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On September 25, 2012, the Company entered into an agreement with a third party to terminate an operating lease, which was originally effective from June 15, 2009 to June 14, 2014. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 130.1 million (approximately $20.6 million) on September 25, 2012 (the closing date), and were sold for total cash proceeds of RMB 112 million (approximately $17.8 million). As of June 30, 2013, the Company had received approximately $4.0 million of the total $17.8 million; as of June 30, 2014, the Company had received in full the total cash proceeds from the transaction. In connection with this transaction, we have returned $1.2 million to the lessor as it was considered as part of the $20.6 million net assets. Since the note is interest-free, the Company has imputed the interest rate based on bank borrowing rate of 7%, and imputed interest was approximately $1.2 million. At June 30, 2014 and 2013, the receivables from termination of lease had net balances of approximately $0 and $12.6 million, respectively, net of allowances of $0 and $0.7 million, respectively, and discount on note of $0 and $0.7 million, respectively.

Other receivables and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2014	2013
Other receivables, current	$6,932,437	$7,807,391
Less: Allowance for doubtful accounts, current	(2,810,887)	(1,509,303)
Other receivables - current, net	$4,121,550	$6,298,088

Other receivables from termination of lease	$-	$14,049,440
Less: Discount on note	-	(704,484)
Allowance for doubtful accounts	-	(702,472)
Other receivables from termination of lease, net	-	12,642,484
Less: Other receivables from termination of lease - current	-	(8,932,029)
Other receivables from termination of lease – noncurrent	$-	$3,710,455

As of the disposal date, the book value of the net assets underlying the lease and the determination of the approximately $4.1 million loss is as follows:

Total consideration	$17,752,000
Less:

Interest expense	(1,227,078)
Total consideration (less cash held in Huacheng station and imputed interest)	16,524,922

Net assets
Cash held in Huacheng station as of disposal date	1,141,427
Account receivables	34,664,492
Inventories	88,617
Fixed assets	306,108
Long term deferred lease expenditure	1,299,700
Other long term deferred expenses	16,322

Account payables	(16,512,117)
Salary payable	(184,092)
Tax payable	(2,514)
Other payables	(198,119)
Total net assets	20,619,824
Total	(4,094,902)
Exchange rate effect	(22,761)
Loss	$(4,117,663)

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2014	2013

Machinery and equipment	$4,158,656	$5,653,211

Transportation equipment	1,095,548	5,377,121

Leased equipment (A)	11,204,700	7,542,050

Office equipment	1,310,508	1,272,683

Buildings and improvements	299,074	228,487

Total	18,068,486	20,073,552

Less: Accumulated depreciation	(5,190,223)	(5,716,203)

Plant and equipment, net	$12,878,263	$14,357,349

Depreciation expense for the years ended June 30, 2014 and 2013 amounted to approximately $2.4 million and $3.3 million, respectively. Depreciation expense for the leased equipment was $1.5 million and $0.2 million for the years ended June 30, 2014 and 2013, respectively. Accumulated depreciation for the leased equipment as of June 30, 2014 and 2013 was $1.7 million and $0.2 million, respectively. The Company recognized approximately $0.3 million of impairment charges relating to the portable plants for each of the years ended June 30, 2014 and 2013.

(A) Capital lease

In January 2013, the Company entered into two lease agreements with a third party to lease eight concrete pump trucks for total lease payments of approximately $6.7 million. The lease term for each is for three years, starting in January 2013 and ending in January 2016 with monthly lease payments of approximately $0.2 million and an interest rate per annum of 7.68% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the three-year lease term (see Note 9). For the years ended June 30, 2014 and 2013, the Company recognized approximately $0.3 million and $0.2 million of interest expense, and $0.9 million and $0.2 million of depreciation expense, respectively.

In June 2013, the Company entered into lease agreements with a third party to lease 28 concrete mixer trucks for total lease payments of approximately $1.0 million. The lease terms range from 5 to 27 months, between June 2013 and September 2015, and the interest rate per annum was 7.98% . The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). For the year ended June 30, 2014, the Company recognized approximately $0.05 million of interest expense and $0.2 million of depreciation expense. One of the leases was fully paid off in November 2013.

In July 2013, the Company entered into five lease agreements with third parties to lease fifty concrete mixer trucks, two concrete pump trucks and automobile for total lease payments of approximately $2.2 million. The lease terms range from 10 to 22 months, from August 2013 to June 2015, with interest rates ranging from 0% to 7.28% per annum. The ownership of the equipment will be transferred to the Company if there is no default of the lease payment within the lease term (see Note 9). For the year ended June 30, 2014, the Company recognized approximately $0.08 million of interest expense and $0.4 million of depreciation expense. One of the leases was paid off early in October 2013.

Note 7 – Prepayments and advances

Prepayments consisted of the following:

	June 30	June 30,
	2014	2013

Advances on inventory purchases	$35,373,493	$27,714,588

Rent prepayments (see Note 15)	325,572	113,050

Total prepayments	$35,699,065	$27,827,638

Note 8 – Short term loans, banks, Bank guarantees and Notes payable

Short term loans, banks:

The outstanding balances on these loans consisted of the following:

	June 30,	June 30,
	2014	2013

Loan from Shanghai Pudong Development Bank, interest rate of 7.2% per annum, various due dates between July 2014 and January 2015, originally due November and December 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD *	$10,968,750	$4,845,000

Loan from Construction Bank, interest rate of 6.00% per annum, originally due November 14, 2013; renewed for another year and due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han.	5,687,500	5,652,500

Loan from Citibank, repaid in full in January 2014.	-	4,037,500

Loan from Beijing Bank, interest rate of 7.2% per annum, originally due March 29, 2014; renewed for another year and due March 21, 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD.	4,875,000	5,006,500

Loan from Hana Bank, interest rate of 6.90% per annum, due September 1, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He.**	6,500,000	-

Loan from CiticBank, interest rate of 7.80% per annum, due August 4, 2014, guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. ***	3,250,000	-

	$31,281,250	$19,541,500

* On July 16 and 25, 2014, approximately $6.1 million was repaid.
** On September 1, 2014, the loan was repaid in full.
*** On August 4, 2014, the loan was repaid in full.

The above guarantors are various suppliers to the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 – Related party transactions.

Interest expense on short term loans - bank for each of the years ended June 30, 2014 and 2013 amounted to approximately $1.7 million and $1.5 million, respectively.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	June 30,	June 30,
	2014	2013
Bank guarantees due to Construction Bank, various due dates from July 2014 to December 2014, originally due from September to December, 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party. *	$23,115,463	$24,225,000

* On July 14 and September 3, 2014, approximately $9.8 million was repaid.

As of June 30, 2014 and 2013, the Company had restricted cash for short-term loans and bank guarantees of approximately $10.5 million and $6.5 million, respectively.

Short term loans - other:

The outstanding balance consisted of the following:

	June 30	June 30,
	2014	2013
Short term loans due to unrelated third-party individual, interest rates of 10.5% per annum, due August 2014. *	$3,250,000	$-

* On August 28, 2014, the loan was repaid in full.

Interest expense on short term loans – other for year ended June 30, 2014 amounted to approximately $0.1 million.

Notes payable:

During the year ended June 30, 2014, bank notes were issued to a third party for inventory purchases. The notes payable were approximately $9.8 million (RMB 60 million) as of June 30, 2014, and were non-interest bearing with expiration dates of August 17, 2014 and September 26, 2014. On August 15, 2014, approximately $4.9 million was repaid. The restricted cash for the notes was approximately $2.9 million as of June 30, 2014.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	June 30,	June 30,
	2014	2013

Lease obligations for concrete pump trucks expiring in January 2016, lease payment at $184,000 per month with interest at 7.68% per annum	$4,790,877	$5,596,394

Lease obligations for concrete mixer trucks expiring September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	473,600	994,670

Lease obligations for concrete mixer trucks originally expiring in May 2014 and extended to any date in the remainder of 2014, lease payment at $155,000 per month with interest at 7.28% per annum	606,052	-

Lease obligations for concrete pump trucks expiring in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum	187,801	-

Total	6,058,330	6,591,064

Less: Deferred interest	(220,988)	(581,362)
	5,837,342	6,009,702
Less: Capital lease obligations - current	(4,659,756)	(2,448,883)

Capital lease obligations - non current	$1,177,586	$3,560,819

Future annual capital lease payments approximately consist of the following:

Twelve months ending June 30,	Amount
2015	$4,855,000
2016	1,200,000
$6,055,000

Note 10 – Related party transactions

Other payables – shareholders

The Company’s two shareholders and officers advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed some of the Company’s short-term loans payable to banks (see Note 8).

Other payables - shareholders consist of the following:

	June 30,	June 30,
	2014	2013

Xianfu Han, shareholder	$450,540	$450,540

Weili He, shareholder	474,845	306,788

	$925,385	$757,328

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the year ended June 30, 2014. As of June 30, 2014, China ACM’s net operating loss carry forward for United States income taxes was approximately $1.7 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the company in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The net changes in the valuation allowance for deferred tax assets for the years ended June 30, 2014 and 2013 was a decrease of approximately $84,000 and $49,000, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities had cumulative loss of approximately $1.5 million as of June 30, 2014, and undistributed earnings of approximately $17.8 million as of June 30, 2013, included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

Loss before provision for income taxes consisted of:

	Years Ended
	June 30,
	2014	2013

USA and BVI	$(414,927)	$(505,580)

China	(13,786,875)	(22,923,473)

	$(14,201,802)	$(23,429,053)

Provision for income taxes consisted of:

	Years Ended
	June 30,
	2014	2013
Current provision:
USA	$-	$-
China	(796,998)	(423,700)
Total current provision	(796,998)	(423,700)

Deferred provision:
USA	-	-
China	(1,648,292)	254,374
Total deferred provision	(1,648,292)	254,374
Total provision for income taxes	$(2,445,290)	$(169,326)

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2014	2013

Deferred tax assets - current
Allowance for doubtful accounts	$5,171,804	$5,696,769
Valuation allowance	(2,585,902)	(1,709,031)
Total deferred tax assets - current	$2,585,902	$3,987,738

Deferred tax assets - non-current
Net operating loss carry forward in the U.S.	$506,644	$590,613
Impairment loss of long-lived assets	244,931	217,380
	751,575	807,993

Valuation allowance	(751,575)	(590,613)
Total deferred tax assets - non-current	$-	$217,380

As of June 30, 2014 and 2013, the Company believes it is more likely than not that its China operations will be unable to generate sufficient future pre-tax income to fully realize its deferred tax assets. As such, as of June 30, 2014, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, of which $2.6 million against deferred tax assets – current related to its allowance for doubtful accounts, and $0.2 million against deferred tax assets – noncurrent related to impairment loss of long-lived assets, as management estimates that certain bad debts and impairment loss of long-lived assets may not be deductible against future pre-tax income by the Chinese tax authorities. As of June 30, 2013, the Company provided approximately $1.7 million against deferred tax assets – current related to its allowance for doubtful accounts.

The Company has incurred losses from operations during all periods presented. Accordingly, management provided an additional approximately $0.5 million and $0.6 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of June 30, 2014 and 2013, respectively, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2013	$1,709,031
Allowance for doubtful accounts	866,289
Effect of exchange rate difference	10,582
As of June 30, 2014	$2,585,902

Valuation
Allowance
For deferred tax assets - noncurrent
As of June 30, 2013	$590,613
Net operating loss carry forward in the U.S.	(83,969)
Impairment loss of long-lived assets	244,931
As of June 30, 2014	$751,575

Taxes payable consisted of the following:

	June 30	June 30,
	2014	2013

Income taxes payable	$163,753	$79,718

Other taxes payable	28,452	27,295

Total taxes payable	$192,205	$107,013

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2014 and 2013.

	June 30,		June 30,
	2014		2013
U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
PRC statutory rates	25%		25%
Preferential tax treatment	(10%	)	(10%	)
Change in valuation allowance	(8%	)	(7%	)
Non-deductible PRC expenses*	(18%	)	(1%	)
Other**	(6%	)	(8%	)
Effective income tax rates	(17%	)	(1%	)

*This represents certain freight costs disallowed for deductions by PRC tax authorities due to changes to VAT tax policy in 2013.
**This represents the expenses (income) incurred by the Company that are not subject to PRC income taxes during the years.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2014 and 2013. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2014 and 2013, the Company did not incur any interest and penalties arising from tax payment.

Note 12 – Shareholders’ equity

Warrants

The warrants issued to a placement agent from a private placement which occurred in June 2008 expired in June 2013.

For the years ended June 30, 2014 and 2013, the Company recognized $0 and $132,427 of change in fair value of warrant liability, respectively.

Following is a summary of the investor warrants activity:

Weighted Average
Remaining
		Weighted Average	Contractual Life
	Number	Exercise Price	(in years)
Outstanding as of June 30, 2012	48,760	$28.80	$0.95
Granted	-	-	-
Expired	(48,760)	$28.80	-
Outstanding as of June 30, 2013	-	-	-
Granted	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2014	-	-	-

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the Board, senior management and consultants.

For the year ended June 30, 2013, the Company granted 833 shares of restricted stock to a former director vesting immediately.

For the years ended June 30, 2014 and 2013, the Company recognized $0 and $62,706 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of June 30, 2014 was $0.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2012	3,334	$20.64	$65,600
Granted	833	$17.76	$5,300
Vested	(4,167)	$17.76	$16,000
Nonvested as of June 30, 2013	-	-	-
Granted	-	-	-
Vested	-	-	-
Nonvested as of June 30, 2014	-	-	-

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

Note 13 – Reserves and dividends

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the Board, after the statutory reserves. The statutory reserves include the surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.1 million and 2.0 million as of June 30, 2014 and 2013, respectively.

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

Note 14 – Employee pension

The Company offers a discretionary pension fund, a defined contribution plan, to eligible employees. The pension consists of two parts: (i) the first part, is paid by the Company, and is 20% of the employee’s actual salary from the prior year and (ii) the second part, is paid by the employee, and is 8% of the employee’s actual salary. The Company’s contributions of employment benefits including pension were approximately $0.7 million for each of the years ended June 30, 2014 and 2013.

On November 21, 2013 the Company adopted the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. Under the ESPP, the Board of the Company may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

The aggregate number of shares of common stock, that may be issued under the ESPP is 280,000 shares initially plus an annual increase in the number of shares on July 1 of each year, commencing on July 1, 2014 and ending on July 1, 2023, equal to one percent of the number of shares of Common Stock outstanding on each such date, subject to proportionate adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company, under which circumstances, the class(es) and number of shares and price per share of stock subject to outstanding rights, may also be adjusted by the Board or a committee, as described below.

The ESPP will be administered by the Board of the Company unless and until the Board delegates administration to a committee composed of two or more non-employee directors.

Any employee of the Company or any parent (if any) and subsidiary corporation of the Company (the “Affiliate”), who is not a natural person resident in the United States, who has been in the employ of the Company or any Affiliate for such continuous period as required by the Board preceding the grant of rights under the ESPP is eligible to participate in the ESPP during the applicable offering period, subject to administrative rules established by the Board.

The ESPP is implemented by sequential offerings, the commencement and duration of which will be determined by the Board. The purchase price at which each share of common stock may be acquired in an offering period upon the exercise of all or any portion of a purchase right will be established by the Board. However, the purchase price on each purchase date will not be less than the greater of the book value or the fair market value of a share of the Common Stock on the purchase date.

As of June 30, 2014, the Company had not issued any shares under the ESPP.

Note 15 – Commitments and contingencies

Lease Commitments

The Company entered into a lease agreement for a manufacturing plant with an unrelated party which expires on September 30, 2015, with annual payments of approximately $220,000. The Company entered into a lease agreement to lease office space from a third party, with annual payments of approximately $391,000, payable through October 31, 2014, with annual payments of approximately $27,000. On April 30, 2012, the Company entered into a lease agreement to lease new office space from a third party, commencing May 1, 2012 to March 28, 2021, with annual payments of approximately $429,000, with three renewal options, each having three-year expiration periods which will be automatically renewed for additional three-year terms provided the office building is not acquired or demolished by the city government.

The Company entered into three five-year and one four-year operating lease agreements for four manufacturing plants with various unrelated parties for a total monthly payment of approximately $238,000. Three of the lease agreements were terminated early on November 30, 2010, September 25, 2012 and June 30 2013, respectively. The four-year lease was renewed in September 2013 through December 31, 2018, with a monthly payment of $68,000.

In August 2013, the Company entered into an eight-year operating lease agreement for a manufacturing plant with an unrelated party for a monthly payment of $54,000.

Operating lease expenses are included in the cost of revenue, selling, general, and administrative expenses. Total operating lease expenses for the years ended June 30, 2014 and 2013 were approximately $2.0 million and $2.2 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending June 30,	Amount
2015	$2,122,000
2016	1,949,000
2017	1,894,000
2018	1,487,000
2019	1,080,000
Thereafter	2,053,000
Total	$10,585,000

Legal Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 16 – Business Segments

The Company’s operations are classified into three reportable segments that provide different products or services. The Company is engaged in the business of selling concrete and manufacturing concrete. Separate segments are required because each business unit is subject to different production and technology strategies.

For the year ended June 30, 2014:

	Sales of	Manufacturing	Corporate
	concrete	services (3)	(1)	Total

Net revenue	$47,468,956	$1,221,881	$-	$48,690,837

Depreciation	$(1,863,212)	$(232,981)	$(303,070)	$(2,399,263)

Segment loss (2)	$(908,582)	$(49,658)	$(16,226,081)	$(17,184,321)
Other income (expenses)	$2,920,060	$73,297	$(207,276)	$2,786,081
Interest income	$555	$-	$2,743,963	$2,744,518

Interest expense	$-	$-	$(2,548,080)	$(2,548,080)
Capital expenditures	$(382,169)	$(9,837)	$-	$(392,006)

Total assets as of June 30, 2014	$148,800,652	$3,830,223	$-	$152,630,875

For the year ended June 30, 2013:

	Sales of	Manufacturing	Corporate
	concrete	services	(1)	Total

Net revenue	$69,314,758	$5,172,214	$-	$74,486,972

Depreciation	$(1,779,944)	$(1,171,860)	$(347,676)	$(3,299,480)

Segment profit (loss) (2)	$3,468,291	$644,366	$(30,658,746)	$(26,546,089)
Other income (expenses)	$4,153,257	$329,114	$(247,072)	$4,235,299
Interest income	$1,779	$16	$657,967	$659,762

Interest expense	$-	$-	$(1,798,025)	$(1,798,025)
Capital expenditures	$(308,167)	$(22,995)	$-	$(331,162)
Total assets as of June 30, 2013	$135,651,579	$10,122,217	$-	$145,773,796

(1) All amounts shown in the Corporate column were incurred at the company headquarters level and did not relate specifically to any of the other reportable segments. Included in the segment loss was the provision for doubtful accounts which management determined by customers and not by segment.

(2) Segment loss for corporate reflected general and administrative expenses not specifically allocated to other segments.

(3) In the first quarter of fiscal year ended June 30, 2015, management evaluated the operations of manufacturing service business, and on August 15, 2014, the Board decided to discontinue this segment due to the shift of administration authority for high-speed rail projects from government to state-owned entities, resulting in competitive disadvantage to the Company’s business. The Company expects the disposal of the properties and equipment of this segment be completed by the end of the first quarter of fiscal year ended June 30, 2015. However, the Company does not expect such disposal would represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, as the Company’s major source of revenue and gross profit has been and will continue to be the concrete sales business. As discussed under Note 2, the Company has adopted ASU No. 2014-08 when accounting for this transaction and provided impairment charge of $0.3 million for estimated loss from disposal of the portal plants’ assets for the year ended June 30, 2014.

Note 17 - Concentrations

For the year ended June 30, 2014, the Company had one customer that represented approximately 10.6% of the total revenue. As of June 30, 2014, no customer accounted for more than 10% of the total balance of accounts receivable. For the year ended June 30 2013, no customer represented for more than 10% of the total revenue or 10% of the total balance of accounts receivable.

For the year ended June 30, 2014, the Company had one vendor that represented approximately 11.9% of total purchases. As of June 30, 2014, no vendor accounted for more than 10% of the total balance of accounts payable. For the year ended June 30 2013, the Company had no vendor that represented for more than 10% of the total purchases or 10% of the total balance of accounts payable.

Note 18 - Subsequent Events

Effective July 10, 2014, two employees subscribed an aggregate of 65,102 shares of the Company's common stock, at $4.99 per share, the closing stock price on July 9, 2014, for a total of $324,860 (RMB 2 million) under the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) .

Effective September 9, 2014, four employees subscribed an aggregate of 202,086 shares of the Company’s common stock, at $4.17 per share, the closing stock price on September 8, 2014, for a total of $842,692 (RMB 5.2 million), under the ESPP.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock with a market value of $625,500 to its thirteen employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares vest in two installments every six months from the date of grant.

Effective September 22, 2014, the Board granted 1,875 shares of common stock with a market value of $7,968.75 to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares vest immediately upon the issuance.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF JUNE 30, 2014 AND 2013

ASSETS	2014	2013

CURRENT ASSETS:
Cash	$456	$456
Total current assets	456	456

OTHER ASSETS:
Intercompany receivable	15,065,430	15,065,430
Investment in subsidiaries	25,338,036	45,300,298
Total other assets	40,403,466	60,365,728

Total assets	$40,403,922	$60,366,184

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Total liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no share issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,486,871 shares issued and outstanding as of June 30, 2014 and 2013 (*)	1,487	1,487
Additional paid-in-capital	35,233,305	35,233,305
(Accumulated deficit) Retained earnings	(11,234,705)	9,086,472
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,155,478	9,796,563
Total shareholders' equity	40,403,922	60,366,184
Total liabilities and shareholders' equity	$40,403,922	$60,366,184

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$-	$(62,706)

LOSS FROM OPERATIONS	-	(62,706)

OTHER INCOME, NET
Change in fair value of warrant liability	-	132,427
TOTAL OTHER INCOME, NET	-	132,427

EQUITY LOSS OF SUBSIDIARIES	(16,647,092)	(23,668,100)

NET LOSS	(16,647,092)	(23,598,379)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	358,915	1,223,586

COMPREHENSIVE LOSS	$(16,288,177)	$(22,374,793)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,647,092)	$(23,598,379)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	-	62,706
Change in fair value of warrant liabilities	-	(132,427)
Loss from subsidiaries	16,647,092	23,668,100
Net cash used in operating activities	-	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

NET DECREASE IN CASH	-	-

CASH, beginning of year	456	456

CASH, end of year	$456	$456

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

For the years ended June 30, 2014 and 2013, the Company recognized $0 and $132,427 of change in fair value of warrant liability, respectively.

Following is a summary of the investor warrants activity:

Weighted Average
Remaining
		Weighted Average	Contractual Life
	Number	Exercise Price	(in years)
Outstanding as of June 30, 2012	48,760	$28.80	$0.95
Granted	-	$-	$-
Expired	(48,760)	$28.80	$-
Outstanding as of June 30, 2013	-	-	-
Granted	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2014	-	-	-

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the Board, senior management and consultants.

For the year ended June 30, 2013, the Company granted 833 shares of restricted stock to a former director vesting immediately.

For the years ended June 30, 2014 and 2013, the Company recognized $0 and $62,706 of compensation expenses related to restricted stock grants, respectively. The total unrecognized share-based compensation expense as of June 30, 2014 was $0.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per	Value
Share
Nonvested as of June 30, 2012	3,334	$20.64	$65,600
Granted	833	$17.76	$5,300
Vested	(4,167)	$17.76	$16,000
Nonvested as of June 30, 2013	-	-	-
Granted	-	-	-
Vested	-	-	-
Nonvested as of June 30, 2014	-	-	-

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han

Date: September 23, 2014		Xianfu Han
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	September 23, 2014
Xianfu Han	(principal executive officer)

/s/Weili He	Vice Chairman, Chief Operating Officer and Interim Chief	September 23, 2014
Weili He	Financial Officer (interim principal financial officer and principal accounting officer)

/s/Tao Jin	Director	September 23, 2014
Tao Jin

/s/Xinyong Gao	Director	September 23, 2014
Xinyong Gao

/s/Ken Ren	Director	September 23, 2014
Ken Ren