Form 10-Q
period 2014-09-30
China Advanced Construction Materials Group, Inc
filed 2014-11-14
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	1,905,934

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30

PART II OTHER INFORMATION
ITEM 6.	EXHIBITS	31

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
ASSETS	2014	2014

CURRENT ASSETS:
Cash and cash equivalents	$3,928,959	$15,431,110
Restricted cash	9,343,709	13,413,264
Accounts and notes receivable, net of allowance for doubtful accounts of $29,874,471 and $31,667,803, as of September 30, 2014 and June 30, 2014, respectively	53,189,765	49,367,452
Inventories	1,704,495	1,562,309
Short term investment	10,653,523	14,716,023
Other receivables	4,863,133	4,121,550
Prepayments and advances	39,255,461	35,699,065
Deferred stock-based compensation	589,512	-
Deferred tax assets	2,486,505	2,585,902
Total current assets	126,015,062	136,896,675

PROPERTY PLANT AND EQUIPMENT, net	11,619,495	12,878,263

ADVANCES ON EQUIPMENT PURCHASES, net	2,559,883	2,855,937

Total assets	$140,194,440	$152,630,875

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$36,277,963	$54,396,713
Short term loans - other	-	3,250,000
Notes payable	17,143,750	9,750,000
Accounts payable	31,918,782	32,501,363
Customer deposits	1,103,305	1,072,998
Other payables	2,196,388	2,059,739
Other payables - shareholders	964,130	925,385
Accrued liabilities	2,290,852	2,241,208
Capital lease obligations - current	5,122,093	4,659,756
Taxes payable	265,747	192,205
Total current liabilities	97,283,010	111,049,367

OTHER LIABILITIES
Capital lease obligations - non current	547,185	1,177,586
Total liabilities	97,830,195	112,226,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 1,904,059 and 1,486,871 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	1,906	1,487
Additional paid-in-capital	37,033,850	35,233,305
Accumulated deficit	(11,149,795)	(11,234,705)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,229,927	10,155,478
Total shareholders' equity	42,364,245	40,403,922
Total liabilities and shareholders' equity	$140,194,440	$152,630,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
REVENUE
Sales of concrete	$20,900,690	$9,721,117
Manufacturing services	313,063	442,303
Total revenue	21,213,753	10,163,420

COST OF REVENUE
Concrete	19,045,388	8,614,755
Manufacturing services	283,452	411,143
Total cost of revenue	19,328,840	9,025,898

GROSS PROFIT	1,884,913	1,137,522

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	1,027,973	(3,049,421)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,667,304)	(2,910,625)
RESEARCH AND DEVELOPMENT EXPENSES	(500,167)	(203,999)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(80,732)	(1,369,461)

LOSS FROM OPERATIONS	(335,317)	(6,395,984)

OTHER (EXPENSE) INCOME, NET
Subsidy income	645,805	609,805
Non-operating (income) expense, net	(118,764)	132,246
Interest income	703,509	346,253
Interest expense	(473,659)	(527,704)
TOTAL OTHER INCOME, NET	756,891	560,600

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	421,574	(5,835,384)

PROVISION FOR INCOME TAXES	(336,664)	-

NET INCOME (LOSS)	$84,910	$(5,835,384)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$84,910	$(5,835,384)
Foreign currency translation adjustment	74,449	439,008

COMPREHENSIVE INCOME (LOSS)	$159,359	$(5,396,376)

EARNINGS (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	1,591,188	1,486,871
Diluted	1,625,427	1,486,871

Earnings (loss) per share:
Basic	$0.05	$(3.92)
Diluted	$0.05	$(3.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84,910	$(5,835,384)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	561,922	485,839
Stock-based compensation expense	43,900	-
Deferred tax provision	99,275	-
(Recovery of) provision for doubtful accounts	(1,027,973)	3,049,421
Loss realized from disposal of property, plant and equipment	80,732	1,369,461
Imputed interest on other receivable from termination of leases	-	(199,273)
Changes in operating assets and liabilities
Accounts and notes receivable	(2,026,485)	4,775,458
Inventories	(142,011)	121,963
Other receivables	(453,437)	198,959
Other receivable from termination of lease	-	1,459,800
Prepayments and advances	(3,574,741)	(6,056,971)
Accounts payable	(669,926)	(2,859,788)
Customer deposits	30,270	(76,194)
Other payables	136,481	846,094
Accrued liabilities	49,583	(104,676)
Taxes payable	73,452	(80,697)
Net cash used in operating activities	(6,734,048)	(2,905,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (acquisition) of short-term investments, net	4,057,500	(5,833,799)
Purchase of property, plant and equipment	(29,344)	(57,684)
Net cash provided by (used in) investing activities	4,028,156	(5,891,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	9,575,700	22,789,100
Payments of short term loans and bank guarantees	(27,672,150)	(7,299,000)
Payments of short term loan - other	(3,246,000)	-
Proceeds from notes payable	17,122,650	3,244,000
Payments of notes payable	(9,738,000)	-
Rent payable to shareholder	38,745	-
Principal payments on capital lease obligations	(167,857)	(587,494)
Restricted cash	4,064,546	(6,400,271)
Proceeds from issuance of common stock	1,167,552	-
Net cash (used in) provided by financing activities	(8,854,814)	11,746,335

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	58,555	39,444

NET CHANGE IN CASH	(11,502,151)	2,988,308

CASH AND CASH EQUIVALENTS, beginning of period	15,431,110	3,949,939

CASH AND CASH EQUIVALENTS, end of period	$3,928,959	$6,938,247

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

On August 1, 2013, CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, with CADC Delaware merging into China ACM and China ACM being the surviving company, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada. China ACM, BVI-ACM, China-ACMH and VIEs are collectively referred to as the Company.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entities listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the 2014 annual report in the Form 10-K filed with the SEC on September 23, 2014.

Principles of consolidation

The unaudited consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	June 30,
	2014	2014
Current assets	$125,210,402	$136,681,518
Property, plant and equipment	11,616,192	12,874,414
Other noncurrent assets	487,500	487,500
Total assets	137,314,094	150,043,432

Liabilities	(96,630,949)	(111,066,630)

Intercompany payables*	(8,581,948)	(7,397,342)

Total liabilities	(105,212,897)	(118,463,972)

Net assets	$32,101,197	$31,579,460

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, allowance for inventory valuation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at September 30, 2014 and June 30, 2014, were translated at RMB 6.15 to $1.00. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended September 30, 2014 and 2013 were RMB 6.16 and RMB 6.17 to $1.00, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s advances on equipment purchases were recorded at fair value on a nonrecurring basis and assessed for impairment for the advances on equipment purchases using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

Stock-based compensation

The Company records stock-based compensation expense at fair value on the grant date and recognize the expense over the employee's requisite service period. Unrecognized expense is deferred and included in the unaudited condensed consolidated balance sheets, and amortized over the remaining requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of September 30, 2014 and June 30, 2014, the Company had deposits in excess of federally insured limits totaling approximately $3.7 million and $15.3 million, respectively.

Restricted cash

As of September 30, 2014 and June 30, 2014, restricted cash consists of collateral totaling $9.3 million and $13.4 million, respectively, representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs of account balances against the allowance for the three months ended September 30, 2014 and 2013.

Other receivables

Other receivables primarily include advances to employees, due from unrelated entities, receivables from an insurance company, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection are made. The allowance for other receivables was approximately $3.3 million and $2.8 million at September 30, 2014 and June 30, 2014, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30, 2014 and June 30, 2014, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company has two investment agreements of up to RMB 200 million ($32.4 million) with a financial investment company, entered during May 2013 and October 2013, respectively, for maximum periods from eighteen months to two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 7% per annum, and investments over RMB 100 million to be no less than 10%. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured.

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the three months ended September 30, 2014 and 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for three months ended September 30, 2014 and 2013.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended September 30, 2014 and 2013 were approximately $0.5 million and $0.2 million, respectively. Advertising costs for the three months ended September 30, 2014 and 2013 were approximately $51,000 and $3,000, respectively. Repair and maintenance costs for the three months ended September 30, 2014 and 2013 were approximately $0.1 million and $0.03 million, respectively.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have material impact on the Company’s consolidated financial statement.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Supplemental disclosure of cash flow information

For each of the three months ended September 30, 2014 and 2013, the Company paid interest in the amounts of approximately $0.5 million.

Cash payments for income tax for the three months ended September 30, 2014 and 2013 were $0.2 million and $0.5 million, respectively.

Non-cash investing and financing activities

The Company had receivables of approximately $0.8 million as a result of disposal of property, plant and equipment during the three months ended September 30, 2014. The Company offset prepayments with addition of property, plant and equipment for approximately $0.1 million during the three months ended September 30, 2014.

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

The Company’s estimates of its allowance for doubtful accounts as of September 30, 2014 and June 30, 2014 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, and 75% for accounts receivable past due beyond two years, plus any additional amounts as necessary. The allowance for doubtful accounts was approximately $29.9 million and $31.7 million at September 30, 2014 and June 30, 2014, respectively.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2014	2014

Accounts receivable	$82,869,236	$80,662,464
Notes receivable	195,000	372,791
	83,064,236	81,035,255
Less: Allowance for doubtful accounts	(29,874,471)	(31,667,803)
Total accounts and notes receivable, net	$53,189,765	$49,367,452

Note 5 – Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2014	2014
Other receivables, current	$8,142,058	$6,932,437
Less: Allowance for doubtful accounts, current	(3,278,925)	(2,810,887)
Other receivables - current, net	$4,863,133	$4,121,550

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2014	2014
Machinery and equipment	$2,345,097	$4,158,656
Transportation equipment	1,060,935	1,095,548
Leased equipment (A)	11,204,700	11,204,700
Office equipment	1,330,046	1,310,508
Buildings and improvements	354,990	299,074
Total	16,295,768	18,068,486
Less: Accumulated depreciation	(4,676,273)	(5,190,223)
Plant and equipment, net	$11,619,495	$12,878,263

Depreciation expense for the three months ended September 30, 2014 and 2013 amounted to approximately $0.6 million and $0.5 million, respectively. Depreciation expense for the leased equipment was $0.4 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Accumulated depreciation for the leased equipment as of September 30, 2014 and June 30, 2014 was $2.1 million and $1.7 million, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Prepayments and advances

Prepayments consisted of the following:

	September 30,	June 30,
	2014	2014
Advances on inventory purchases	$39,255,461	$35,373,493
Rent prepayments (see Note 15)	-	325,572
Total prepayments and advances	$39,255,461	$35,699,065

Note 8 – Short term loans - banks, Bank guarantees, Short term loans - other, and Notes payable

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	September 30,	June 30,
	2014	2014

Loan from Shanghai Pudong Development Bank, interest rate at 7.2% per annum, due January 2015, originally due November and December 2013, guaranteed by Beijing Jinshengding Mineral Products Co., LTD	$4,875,000	$10,968,750
Loan from Construction Bank, interest rate at 6.00% per annum, originally due November 14, 2013; renewed for another year and due November 14, 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu.	5,687,500	5,687,500
Loan from Beijing Bank, interest rate at 7.2% per annum, originally due March 29, 2014; renewed for another year and due March 21, 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD.	4,875,000	4,875,000
Loan from Hana Bank, repaid in full in September 2014	-	6,500,000
Loan from Citic Bank, interest rate at 7.80% per annum, due August 25, 2015; originally due and paid on August 4, 2014; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Han Xianfu and Mr. He Weili	3,250,000	3,250,000
	$18,687,500	$31,281,250

The above guarantors are various suppliers to the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 – Related party transactions.

Interest expense on short term loans - bank for each of the three months ended September 30, 2014 and 2013 amounted to approximately $0.4 million.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2014	2014
Bank guarantees due to Construction Bank, various due dates from October 2014 to February 2015, originally due from July to December 2014, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Han Xianfu, a related party. *	$17,590,463	$23,115,463

* On October 30 and November 3, 2014, $4.9 million in total was repaid.

As of September 30, 2014 and June 30, 2014, the Company had restricted cash for short-term loans and bank guarantees of approximately $5.8 million and $10.5 million, respectively.

Short term loans - other:

The outstanding balance consisted of the following:

	September 30,	June 30,
	2014	2014
Short term loans due to unrelated third-party individual, repaid in full on August 28, 2014	$-	$3,250,000

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were approximately $17.1 million (RMB 105 million) and $9.8 million (RMB 60 million) as of September 30, 2014 and June 30, 2014, respectively, and were non-interest bearing with expiration dates between February and March, 2015. The restricted cash for the notes was approximately $3.6 million and $2.9 million as of September 30, 2014 and June 30, 2014, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	September 30,	June 30,
	2014	2014

Lease obligations for concrete pump trucks expiring in January 2016, lease payment at $184,000 per month with interest at 7.68% per annum	$4,709,627	$4,790,877
Lease obligations for concrete mixer trucks expiring September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	378,880	473,600
Lease obligations for concrete mixer trucks expiring in May 2014, lease payment at $155,000 per month with interest at 7.28% per annum	606,052	606,052
Lease obligations for concrete pump trucks expiring in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum	127,836	187,801
Total	5,822,395	6,058,330
Less: Deferred interest	(153,117)	(220,988)
	5,669,278	5,837,342
Less: Capital lease obligations - current	(5,122,093)	(4,659,756)
Capital lease obligations - non current	$547,185	$1,177,586

Interest expense on capital lease obligations for each of the three months ended September 30, 2014 and 2013 was approximately $0.1 million.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future annual capital lease payments approximately consist of the following:

Twelve months ending September 30,	Amount
2015	$5,268,000
2016	554,000
$5,822,000

Note 10 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed some of the Company’s short-term loans payable to banks (see Note 8).

Other payables - shareholders consist of the following:

	September 30,	June 30,
	2014	2014
Xianfu Han, shareholder	$450,540	$450,540
Weili He, shareholder	513,590	474,845
	$964,130	$925,385

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the three months ended September 30, 2014. As of September 30, 2014, China ACM’s net operating loss carry forward for United States income taxes was approximately $1.5 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There was no change in the valuation allowance for deferred tax assets for the three months ended September 30, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities had undistributed earnings of approximately $1.8 million as of September 30, 2014 and cumulative loss of approximately $1.5 million as of June 30, 2014, included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended
	September 30,
	2014	2013
USA and BVI	$(135,070)	$(33,302)
China	556,644	(5,802,082)
	$421,574	$(5,835,384)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Provision for income taxes consisted of:

	Three months ended
	September 30,
	2014	2013
Current provision:
USA	$-	$-
China	(237,389)	-
Total current provision	(237,389)	-
Deferred provision:
USA	-	-
China	(99,275)	-
Total deferred provision	(99,275)	-
Total provision for income taxes	$(336,664)	$-

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2014	2014
Deferred tax assets - current
Allowance for doubtful accounts	$4,973,010	$5,171,804
Valuation allowance	(2,486,505)	(2,585,902)
Total deferred tax assets - current	$2,486,505	$2,585,902
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$506,644	$506,644
Impairment loss of long-lived assets	-	244,931
	506,644	751,575
Valuation allowance	(506,644)	(751,575)
Total deferred tax assets - non-current	$-	$-

As of September 30, 2014 and June 30, 2014, the Company believes it is more likely than not that its China operations will be unable to generate sufficient future pre-tax income to fully realize its deferred tax assets. As such, as of September 30, 2014, the Company provided approximately $2.5 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. As of June 30, 2014, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, of which $2.6 million against deferred tax assets – current related to its allowance for doubtful accounts, and $0.2 million against deferred tax assets – noncurrent related to impairment loss of long-lived assets.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.5 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of September 30, 2014 and June 30, 2014, respectively, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2014	$2,585,902
Allowance for doubtful accounts	(99,397)
Effect of exchange rate difference	-
As of September 30, 2014	$2,486,505

Valuation
Allowance
For deferred tax assets - noncurrent
As of June 30, 2014	$751,575
Net operating loss carryforward in the U.S.	-
Impairment loss of long-lived assets	(244,931)
As of September 30, 2014	$506,644

Taxes payable consisted of the following:

	September 30,	June 30,
	2014	2014
Income taxes payable	$237,682	$163,753
Other taxes payable	28,065	28,452
Total taxes payable	$265,747	$192,205

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2014 and June 30, 2014. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three months ended September 30, 2014 and 2013, the Company did not incur any tax related interest and penalties arising from tax payment.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the board of directors, senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares vest immediately upon the issuance.

For the three months ended September 30, 2014 and 2013, the Company recognized $43,900 and $0 of compensation expenses related to restricted stock grants, respectively. The total deferred share-based compensation as of September 30, 2014 and June 30, 2014 was $589,512 and $0, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	151,875	4.17	633,412
Vested	(1,875)	4.22	7,912
Nonvested as of September 30, 2014	150,000	$4.17	$625,500

See note 14 for stocks issued under 2013 Employee Stock Purchase Plan.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million and $2.1 million as of September 30, 2014 and June 30, 2014, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, and is 20% of the employee’s actual salary from the prior year and (ii) the second part, paid by the employee, and is 8% of the employee’s actual salary. The Company’s contributions of employment benefits were approximately $0.2 million for each of the three months ended September 30, 2014 and 2013.

On November 21, 2013 the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. Under the ESPP, the board of directors of the Company may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

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

Effective July 10, 2014, two employees received an aggregate of 65,102 shares of the Company's common stock, at $4.99 per share, the closing stock price on July 9, 2014, and paid in full a total of $324,860 (RMB 2 million) under the ESPP.

Effective September 9, 2014, four employees received an aggregate of 202,086 shares of the Company’s common stock, at $4.17 per share, the closing stock price on September 8, 2014, and paid in full a total of $842,692 (RMB 5.2 million), under the ESPP.

Note 15 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expires on September 30, 2015, with annual payments of approximately $219,000. The Company has another lease agreement to lease office space from a third party through October 31, 2014, with annual payments of approximately $26,000. The Company also has a lease agreement to lease office space from a third party through March 28, 2021, with annual payments of approximately $427,000, with three renewal options, each having three-year expiration periods which will be automatically renewed for additional three-year terms provided the office building is not acquired or demolished by the city government.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a four-year operating lease agreement for a concrete service plant with an unrelated party through December 31, 2018, with a monthly payment of approximately $68,000.

In August 2013, the Company entered into an eight-year operating lease agreement for a concrete service plant with an unrelated party for a monthly payment of approximately $54,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended September 30, 2014 and 2013 were approximately $0.5 million. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending September 30,	Amount
2015	$2,109,000
2016	1,888,000
2017	1,888,000
2018	1,279,000
2019	1,077,000
Thereafter	1,777,000
Total	$10,018,000

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

Note 16 - Concentrations

For the three months ended September 30, 2014, the Company had two customers that represented approximately 13.2% and 10.6% of the total revenue. For the three months ended September 30, 2013, the Company had three customers that represented approximately 16.7%, 15.9% and 12.4% of the total revenue. As of September 30, 2014 and 2013, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended September 30, 2014, the Company had one vendor that represented approximately 15.3% of total purchases. For the three months ended September 30, 2013, the Company had one vendor that represented approximately 12.5% of total purchases. As of September 30, 2014 and 2013, no vendor accounted for more than 10% of the total balance of accounts payable.

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

During the three months ended September 30, 2014, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (three as of September 30, 2014).

On August 15, 2014, the Board of Directors decided to discontinue the manufacturing service business segment. The discontinuation has no significant impact to our results of operations or financial position.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2014, two customers accounted for approximately 13.2% and 10.6% of our sales and 5.8% and 5.3% of our accounts receivable as of September 30, 2014. Should we lose any of large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

In accordance with the EIT Law and related regulations, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The regulations define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. We have analyzed the applicability of this law, and for each of the applicable periods presented, our non-PRC incorporated entities have not accrued any PRC tax liability on such basis. We continue to monitor changes in the interpretation and/or guidance of this law.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

The following table sets forth key components of our results of operations for the three months ended September 30, 2014 and 2013, in US dollars:

		Three months ended
		September 30,
	2014	2013		Percentage
			Change	Change
Total revenue	$21,213,753	$10,163,420	$11,050,333	109%
Total cost of revenue	19,328,840	9,025,898	10,302,942	114%
Gross profit	1,884,913	1,137,522	747,391	66%
Recovery of (provision for) doubtful accounts	1,027,973	(3,049,421)	4,077,394	(134)%
Selling, general and administrative expenses	(2,667,304)	(2,910,625)	243,321	(8)%
Research and development expenses	(500,167)	(203,999)	(296,168)	145%
Loss realized from disposal of property, plant and equipment
	(80,732)	(1,369,461)	1,288,729	(94)%
Loss from operations	(335,317)	(6,395,984)	6,060,667	(95)%
Other income, net	756,891	560,600	196,291	35%
Income (loss) before provision for income taxes	421,574	(5,835,384)	6,256,958	(107)%
Provision for income taxes	(336,664)	-	(336,664)	100%
Net income (loss)	$84,910	$(5,835,384)	$5,920,294	(101)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended September 30, 2014, we generated total revenue of approximately $21.2 million, as compared to approximately $10.2 million during the three months ended September 30, 2013, an increase of approximately $11.1 million, or 109%. Such increase was primarily due to our sales generated from the concrete sales for the three months ended September 30, 2014, which was approximately $20.9 million, an increase of approximately $11.2 million, or 115%, as compared to $9.7 million for the three months ended September 30, 2013. The increase in revenue attributable to concrete sales was principally due to the commencement of operation of our manufacturing plant in the suburban area of Beijing in early 2014. In addition, after the suspension caused by the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area, operations at one of our concrete producing plants recommenced in the first calendar quarter of 2014 and regained capacity, which contributed to the increase in revenue.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $19.3 million for the three months ended September 30, 2014, as compared to approximately $9.0 million for the three months ended September 30, 2013, an increase of approximately $10.3 million, or 114%. The increase in cost of revenue was primarily due to the increase in production from our fixed concrete plants in the Beijing area compared to the three months ended September 30, 2013.

The cost of revenue on concrete sales increased by approximately $10.4 million, or 121%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Such increase was due to the increase in our concrete production volume.

Gross (Loss) Profit. Gross profit is equal to the difference between our revenue and cost of revenue. Total gross profit was approximately $1.9 million for the three months ended September 30, 2014, as compared to approximately $1.1 million for the three months ended September 30, 2013. Our gross profit with respect to our sales of concrete was approximately $1.9 million, or 9% of revenue, for the three months ended September 30, 2014, as compared to approximately $1.1 million, or 11% of revenue for the three months ended September 30, 2013, an increase of approximately $0.8 million. The increase in gross profit for concrete sales for the three months ended September 30, 2014, as compared with the same period last year, was primarily due to increased production volume.

Provision for Doubtful Accounts. The recovery of doubtful accounts was approximately $1.0 million for the three months ended September 30, 2014, a change of approximately $4.1 million, as compared to a provision of approximately $3.0 million for the three months ended September 30, 2013. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, the expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The provision is 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years and 75% for accounts receivable past due beyond two years, plus additional amount as necessary. The allowance for doubtful accounts decreased to approximately $29.9 million at September 30, 2014, as compared to approximately $31.7 million at June 30, 2014, mainly attributable to the recovery of certain doubtful accounts.

As of September 30, 2014, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720
		days	days	days	days	days
Accounts receivable and notes	$83,064,236	$22,003,659	$14,195,277	$6,833,493	$13,557,067	$26,474,740
Allowance for doubtful accounts	(29,874,471)	-	-	(1,025,024)	(8,134,240)	(20,715,207)
Accounts receivable and notes, net	$53,189,765	$22,003,659	$14,195,277	$5,808,469	$5,422,827	$5,759,533

During the three months ended September 30, 2014, we collected approximately $3.9 million of balance aged between 181 and 360 days and $5.6 million of balance aged between 361 and 720 days.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.7 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively. The decrease of $0.2 million was mainly due to a $0.4 million decrease in consulting expense, offset by a $0.1 million increase in rental expense and a $44,000 increase in stock-based compensation.

Research and Development Expenses. Research and development expenses were approximately $0.5 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue and adjusted by outside consultants on certain projects based on economic outlook, plus discretionary spending on projects that helped to improve our competitive advantage.

Loss Realized from Disposal of Property, Plant and Equipment. For the three months ended September 30, 2014 and 2013, we incurred a $0.1 million and $1.4 million loss realized from disposal of property, plant and equipment, respectively. During the three months ended September 30, 2013, we disposed certain vehicles at loss.

Loss from Operations. We recognized loss from operations of approximately $0.3 million for the three months ended September 30, 2014, as compared to a loss from operations of approximately $6.4 million for the three months ended September 30, 2013. Such decrease of $6.1 million in loss from operations was primarily due to a $0.8 million increase in gross profit, a $4.1 million change from provision of doubtful accounts and a $1.3 million decrease in loss realized from disposal of property, plant and equipment.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), change in fair value of warrants, and other non-operating income (expense). We recorded net other income of approximately $0.7 million for the three months ended September 30, 2014, as compared to net income of approximately $0.6 for the three months ended September 30, 2013. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. Approximately $0.6 million of subsidy income was recorded for each of the three months ended September 30, 2014 and 2013.

Provision for Income Taxes. We incurred provision for income taxes of $0.3 million and $0 for the three months ended September 30, 2014 and 2013, respectively. The provision for income taxes incurred for the three months ended September 30, 2014 consists of $0.2 million of current income tax provision for our profitable Chinese subsidiary, and $0.1 million of deferred provision attributed to decreased allowance for bad debt. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income (Loss). We recognized net income of approximately $0.1 million for the three months ended September 30, 2014, as compared to a net loss of approximately $5.8 million for the three months ended September 30, 2013, a change of $5.9 million from net loss to net income. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $3.9 million and restricted cash of approximately $9.3 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of September 30, 2014, we had working capital of approximately $28.8 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2014	2013
Net cash used in operating activities	$(6,734,048)	$(2,905,988)
Net cash provided by (used in) investing activities	4,028,156	(5,891,483)
Net cash (used in) provided by financing activities	(8,854,814)	11,746,335
Effect of foreign currency translation on cash and cash equivalents	58,555	39,444
Net change in cash	$(11,502,151)	$2,988,308

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash used in operating activities totaled approximately $6.7 million for the three months ended September 30, 2014, which was primarily attributable to the net income adjusted to reconcile to net cash used in operating activities of $0.2 million, primarily including adjustments for $0.6 million of depreciation and $1.0 million of recovery of doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash outflow of $6.6 million, which mainly included $2.0 million increase of accounts receivable from credit sales and advances for additional notes receivable, cash outflow for prepayments and advances of $3.6 million and cash payment of accounts payable of $0.7 million.

Net cash used in operating activities totaled approximately $2.9 million for the three months ended September 30, 2013, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $1.1 million, including the adjustments for $0.5 million of depreciation, $3.0 million of provision for doubtful accounts and $1.4 million of loss realized from disposal of property, plant and equipment. Net cash used in changes in operating assets and liabilities resulted in a net cash outflow of $1.8 million, which mainly included cash outflow in prepayments of $6.1 million and cash payment of accounts payable of $2.9 million, offset by $4.8 million collection of accounts and notes receivable, a $1.5 million collection of other receivable from termination of lease and $0.9 million from additional other payables.

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

We aim at making improvements in our cash inflows from operating activities stemming from anticipated increases in construction industry activity in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $4.0 million for the three months ended September 30, 2014, which was primarily attributable to $4.1 million net redemption of short term investments. Net cash used in investing activities was approximately $5.9 million for the three months ended September 30, 2013, and was attributable to $5.8 million net acquisition of short term investments.

Financing Activities. Net cash used in financing activities totaled approximately $8.8 million for the three months ended September 30, 2014, which was primarily attributable to $27.7 million for repayments of bank loans and bank guarantees, $3.2 million for repayments of other short term loans and $9.7 million for repayments of notes payable, which was offset by $9.6 million cash proceeds from bank loans and bank guarantees, $17.1 million proceeds from notes payable, $4.1 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock. Net cash provided by financing activities totaled approximately $11.7 million for the three months ended September 30, 2013, which was primarily attributable to $22.8 million cash proceeds from bank loans and bank guarantees and $3.2 million proceeds from notes payable, which was offset by $7.3 million for repayments of bank loans and bank guarantees, $0.6 million of principal payments for capital lease equipment and an increase in restricted cash of approximately $6.4 million.

Cash and cash equivalents. As of September 30, 2014, we had cash and cash equivalents of approximately $3.9 million as compared to approximately $15.4 million as of June 30, 2014. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $36.3 million and $57.6 million outstanding on loans and credit facilities as of September 30, 2014 and June 30, 2013, respectively. See Note 8 in Notes to the unaudited condensed consolidated financial statements.

Seasonality

Our operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

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

Our management’s discussion and analysis of our financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, allowance for inventory valuation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

The fair value of long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s advances on equipment purchases were recorded at fair value on a nonrecurring basis and assessed for impairment for the advances on equipment purchases using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the three months ended September 30, 2014 and 2013, there were no write-offs of account balances against the allowance.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No impairment charge was recorded for each of the three months ended September 30, 2014 and 2013.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for Renminbi bank loans with a term of twelve months or less. Our total borrowings that were subject to interest were approximately $18.7 million as of September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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