Form 10-Q
period 2014-12-31
China Advanced Construction Materials Group, Inc
filed 2015-02-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,080,799

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4.	CONTROLS AND PROCEDURES	35

PART II
OTHER INFORMATION
ITEM 6.	EXHIBITS	36

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2014	2014

CURRENT ASSETS:
Cash and cash equivalents	$3,349,793	$15,431,110
Restricted cash	11,200,806	13,413,264
Accounts and notes receivable, net of allowance for doubtful accounts of $31,120,660 and $31,667,803, as of December 31, 2014 and June 30, 2014, respectively	51,649,075	49,367,452
Inventories	2,247,637	1,562,309
Short term investment	2,304,506	14,716,023
Other receivables	4,697,980	4,121,550
Prepayments and advances	46,713,112	35,699,065
Deferred stock-based compensation	431,852	-
Deferred tax assets	2,572,587	2,585,902
Total current assets	125,167,348	136,896,675

PROPERTY PLANT AND EQUIPMENT, net	11,200,430	12,878,263

ADVANCES ON EQUIPMENT PURCHASES, net	2,266,614	2,855,937

Total assets	$138,634,392	$152,630,875

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$38,885,300	$54,396,713
Short term loans - other	-	3,250,000
Notes payable	20,581,550	9,750,000
Accounts payable	26,300,047	32,501,363
Customer deposits	983,464	1,072,998
Other payables	2,344,933	2,059,739
Other payables - shareholders	93,868	925,385
Accrued liabilities	3,434,460	2,241,208
Capital lease obligations - current	5,324,932	4,659,756
Taxes payable	182,270	192,205
Total current liabilities	98,130,824	111,049,367

OTHER LIABILITIES
Capital lease obligations - non current	-	1,177,586
Total liabilities	98,130,824	112,226,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,080,799 and 1,486,871 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	2,081	1,487
Additional paid-in-capital	37,993,684	35,233,305
Accumulated deficit	(14,052,446)	(11,234,705)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,311,892	10,155,478
Total shareholders' equity	40,503,568	40,403,922
Total liabilities and shareholders' equity	$138,634,392	$152,630,875

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013
REVENUE
Sales of concrete	17,638,416	11,374,306	38,539,106	21,095,423
Manufacturing services	579	454,026	313,642	896,329
Total revenue	17,638,995	11,828,332	38,852,748	21,991,752

COST OF REVENUE
Concrete	16,049,839	9,946,088	35,095,227	18,560,843
Manufacturing services	1,642	374,612	285,094	785,755
Total cost of revenue	16,051,481	10,320,700	35,380,321	19,346,598

GROSS PROFIT	1,587,514	1,507,632	3,472,427	2,645,154

PROVISION FOR DOUBTFUL ACCOUNTS	(1,427,942)	(5,055,600)	(399,969)	(8,105,021)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,899,501)	(2,735,275)	(5,566,805)	(5,645,900)
RESEARCH AND DEVELOPMENT EXPENSES	(348,881)	(247,563)	(849,048)	(451,562)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(584)	(4,222)	(81,316)	(1,373,683)

LOSS FROM OPERATIONS	(3,089,394)	(6,535,028)	(3,424,711)	(12,931,012)

OTHER (EXPENSE) INCOME, NET
Subsidy income	529,187	709,700	1,174,992	1,319,505
Non-operating (expense) income, net	(178,023)	(59,312)	(296,787)	72,934
Interest income	198,277	837,828	901,786	1,184,081
Interest expense	(353,049)	(651,977)	(826,708)	(1,179,681)
TOTAL OTHER INCOME, NET	196,392	836,239	953,283	1,396,839

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,893,002)	(5,698,789)	(2,471,428)	(11,534,173)

PROVISION FOR INCOME TAXES	(9,649)	-	(346,313)	-

NET LOSS	$(2,902,651)	$(5,698,789)	$(2,817,741)	$(11,534,173)

COMPREHENSIVE LOSS:
Net loss	(2,902,651)	(5,698,789)	(2,817,741)	(11,534,173)
Foreign currency translation adjustment	81,965	271,556	156,414	710,564

COMPREHENSIVE LOSS	$(2,820,686)	$(5,427,233)	$(2,661,327)	$(10,823,609)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	1,811,054	1,486,871	1,701,121	1,486,871
Diluted	1,961,054	1,486,871	1,793,241	1,486,871

Loss per share:
Basic	$(1.60)	$(3.83)	$(1.66)	$(7.76)
Diluted	$(1.48)	$(3.83)	$(1.57)	$(7.76)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,817,741)	$(11,534,173)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	1,084,271	964,188
Stock-based compensation expense	201,560	-
Deferred tax provision	16,487	-
Provision for doubtful accounts	399,969	8,105,021
Loss realized from disposal of property, plant and equipment	81,316	1,373,683
Imputed interest on other receivable from termination of leases	-	(442,295)
Changes in operating assets and liabilities
Accounts and notes receivable	(1,558,668)	5,720,891
Inventories	(682,986)	10,515
Other receivables	(283,266)	20,136
Other receivable from termination of lease	-	11,063,600
Prepayments and advances	(11,020,554)	(2,425,283)
Accounts payable	(6,369,916)	(4,471,203)
Customer deposits	(90,798)	(492,200)
Other payables	282,567	1,484,105
Accrued liabilities	1,190,124	122,478
Taxes payable	(10,165)	(81,259)
Net cash (used in) provided by operating activities	(19,577,800)	9,418,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (acquisition) of short-term investments, net	12,421,990	(19,579,595)
Proceeds from disposal of property, plant and equipment	-	399,600
Purchase of property, plant and equipment	(39,406)	(263,360)
Net cash provided by (used in) investing activities	12,382,584	(19,443,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	31,544,400	38,559,900
Payments of short term loans and bank guarantees	(47,113,187)	(35,175,740)
Proceeds from short term loans - shareholders	-	2,928,600
Proceeds from short term loans - other	-	325,400
Payments of short term loan - other	(3,252,000)	-
Proceeds from notes payable	20,568,900	8,135,000
Payments of notes payable	(9,756,000)	-
Payable to shareholder	128,492	86,736
Principal payments on capital lease obligations	(519,275)	(1,197,898)
Restricted cash	2,227,597	(5,267,631)
Proceeds from issuance of common stock	1,167,552	-
Net cash (used in) provided by financing activities	(5,003,521)	8,394,367

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	117,420	40,079

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,081,317)	(1,590,705)

CASH AND CASH EQUIVALENTS, beginning of period	15,431,110	3,949,939

CASH AND CASH EQUIVALENTS, end of period	$3,349,793	$2,359,234

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

Beijing XinAo Concrete Group (“Xin Ao”), our VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly-owned subsidiaries in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (“Heng Xin”).

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	June 30,
	2014	2014
Current assets	$124,520,612	$136,681,518
Property, plant and equipment	11,197,669	12,874,414
Other noncurrent assets	488,100	487,500
Total assets	136,206,381	150,043,432

Liabilities	(97,458,381)	(111,066,630)

Intercompany payables*	(8,597,808)	(7,397,342)

Total liabilities	(106,056,189)	(118,463,972)

Net assets	$30,150,192	$31,579,460

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, allowance for inventory valuation, deferred stock-based compensation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at December 31, 2014 and June 30, 2014, were translated at RMB 6.15 to $1.00. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for the six months ended December 31, 2014 and 2013 were RMB 6.15 and RMB 6.15 to $1.00.

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

The three levels of inputs are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

Level 3 inputs to the valuation methodology are unobservable.

Current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s advances on equipment purchases were recorded at fair value on a nonrecurring basis at June 30, 2014 and assessed for impairment for the advances on equipment purchases using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

Stock-based compensation

The Company records stock-based compensation expense at fair value on the grant date and recognizes the expense over the employee's requisite service period. Unrecognized expense is deferred and included in the unaudited condensed consolidated balance sheets, and amortized over the remaining requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of December 31, 2014 and June 30, 2014, the Company had deposits in excess of federally insured limits totaling approximately $3.2 million and $15.3 million, respectively.

Restricted cash

As of December 31, 2014 and June 30, 2014, restricted cash consists of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the three and six months ended December 31, 2014, approximately $27,000 was written off against the allowance balance. For the three and six months ended December 31, 2013, approximately $3.4 million was written off against the allowance balance.

Other receivables

Other receivables primarily include advances to employees, due from unrelated entities, receivables from an insurance company, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection are made. The allowance for other receivables was approximately $3.2 million and $2.8 million at December 31, 2014 and June 30, 2014, respectively.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31, 2014 and June 30, 2014, the Company determined that no reserves for obsolescence were necessary.

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

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the three months ended December 31, 2014 and 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million. For each of the six months ended December 31, 2014 and 2013, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.6 million.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The Company uses set criteria that are reviewed and approved by various levels of management, and estimates the fair value of the asset or asset group by using discounted cash flow analyses. If these estimates or their related assumptions change in the future, it is required to record impairment charges for the underlying assets at such time. Any such resulting impairment charges could be material to the Company’s results of operations.

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for three and six months ended December 31, 2014 and 2013.

Competitive pricing pressure and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

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

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry, which was decreased to 3% of gross sales on July 1, 2014. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company a VAT exemption through June 2015.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for each of the three months ended December 31, 2014 and 2013 were approximately $0.3 million. Research and development costs for the six months ended December 31, 2014 and 2013 were approximately $0.8 million and $0.5 million, respectively. Advertising costs for the three months ended December 31, 2014 and 2013 were approximately $100 and $7,000, respectively. Advertising costs for the six months ended December 31, 2014 and 2013 were approximately $51,000 and $10,000, respectively. Repair and maintenance costs for the three months ended December 31, 2014 and 2013 were approximately $23,000 and $0.1 million, respectively. Repair and maintenance costs for each of the six months ended December 31, 2014 and 2013 were approximately $0.1 million.

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

Recent Accounting Pronouncements

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Supplemental disclosure of cash flow information

For the six months ended December 31, 2014 and 2013, the Company paid interest in the amounts of approximately $0.8 million and $1.1 million, respectively.

Cash payments for income tax for the six months ended December 31, 2014 and 2013 were $0.3 million and $0.5 million, respectively.

Non-cash investing and financing activities

The Company had receivables of approximately $0.8 million as a result of disposal of property, plant and equipment during the six months ended December 31, 2014. The Company offset prepayments with addition of property, plant and equipment for approximately $0.1 million during the six months ended December 31, 2014. The Company offset prepayments with addition of property, plant and equipment for approximately $0.1 million during the six months ended December 31, 2014. The Company issued stock to payoff shareholder debt of approximately $0.9 million (see Note 12).

For the six months ended December 31, 2013, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See note 6).

The Company had other receivables of approximately $0.5 million as a result of disposal of property, plant and equipment during the six months ended December 31, 2013. The Company offset other payables from acquisitions of property, plant and equipment of approximately $0.4 million with other receivables from termination of leases with during the six months ended December 31, 2013. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million during the six months ended December 31, 2013.

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

In addition to its individual evaluation process, the Company’s estimates of its allowance for doubtful accounts as of December 31, 2014 as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, and 100% for accounts receivable past due beyond three years, plus any additional amounts as necessary. The allowance for doubtful accounts was approximately $31.1 million and $31.7 million at December 31, 2014 and June 30, 2014, respectively.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2014	2014
Accounts receivable	$82,053,855	$80,662,464
Notes receivable	715,880	372,791
	82,769,735	81,035,255
Less: Allowance for doubtful accounts	(31,120,660)	(31,667,803)
Total accounts and notes receivable, net	$51,649,075	$49,367,452

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2014	2014
Other receivables, current	$7,878,484	$6,932,437
Less: Allowance for doubtful accounts, current	(3,180,504)	(2,810,887)
Other receivables - current, net	$4,697,980	$4,121,550

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2014	2014
Machinery and equipment	$2,386,690	$4,158,656
Transportation equipment	1,072,817	1,095,548
Leased equipment	11,218,490	11,204,700
Office equipment	1,334,596	1,310,508
Buildings and improvements	390,803	299,074
Total	16,403,396	18,068,486
Less: Accumulated depreciation	(5,202,966)	(5,190,223)
Plant and equipment, net	$11,200,430	$12,878,263

Depreciation expense for each of the three months ended December 31, 2014 and 2013 amounted to approximately $0.5 million. Depreciation expense for the six months ended December 31, 2014 and 2013 amounted to approximately $1.1 million and $1.0 million, respectively. Depreciation expense for the leased equipment was $0.4 million and $0.3 million for the three months ended December 31, 2014 and 2013, respectively. Depreciation expense for the leased equipment was $0.8 million and $0.5 million for the six months ended December 31, 2014 and 2013, respectively. Accumulated depreciation for the leased equipment as of December 31, 2014 and June 30, 2014 was $2.5 million and $1.7 million, respectively.

Note 7 – Prepayments and advances

Prepayments consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2014	2014
Advances on inventory purchases	$46,713,112	$35,373,493
Rent prepayments (see Note 15)	-	325,572
Total prepayments and advances	$46,713,112	$35,699,065

Note 8 – Short term loans - banks, Bank guarantees, Short term loans - other, and Notes payable

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	December 31,	June 30,
	2014	2014

Loan from Shanghai Pudong Development Bank, interest rate at 7.2% per annum, due January 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD*	$2,440,500	$10,968,750

Loan from Construction Bank, interest rate at 6% per annum, due November 18, 2015; guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	5,694,500	5,687,500

Loan from Beijing Bank, interest rate at 7.2% per annum, due March 21, 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD.	4,881,000	4,875,000

Loan from Hana Bank, repaid in full in September 2014	-	6,500,000

Loan from Citic Bank, interest rate at 7.80% per annum, due August 25, 2015; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He	3,254,000	3,250,000

	$16,270,000	$31,281,250

* On January 1, 2015, the amount was repaid in full.

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

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments and presented the letters of credit to advising banks. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	December 31,	June 30,
	2014	2014
Bank guarantees due to Construction Bank, various due dates from January to July 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party. *	$22,615,300	$23,115,463

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

* On January 30 and February 2, 2015, $4.6 million in total was repaid.

As of December 31, 2014 and June 30, 2014, the Company had restricted cash for short-term loans and bank guarantees of approximately $6.6 million and $10.5 million, respectively.

Short term loans - other:

The outstanding balance consisted of the following:

	December 31,	June 30,
	2014	2014
Short term loans due to unrelated third-party individual, repaid in full on August 28, 2014	$-	$3,250,000

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were approximately $20.6 million (RMB 127 million) and $9.8 million (RMB 60 million) as of December 31, 2014 and June 30, 2014, respectively, and were non-interest bearing with expiration dates between February and May 2015. The restricted cash for the notes was approximately $4.6 million and $2.9 million as of December 31, 2014 and June 30, 2014, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	December 31,	June 30,
	2014	2014
Lease obligations for concrete pump trucks maturing in January 2016, lease payment at $185,000 per month with interest at 7.68% per annum	$4,471,374	$4,790,877
Lease obligations for concrete mixer trucks maturing September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	284,510	473,600
Lease obligations for concrete mixer trucks maturing in May 2014, lease payment at $155,000 per month with interest at 7.28% per annum	606,798	606,052
Lease obligations for concrete pump trucks maturing in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum	60,472	187,801

Total	5,423,154	6,058,330
Less: Deferred interest	(98,222)	(220,988)

	5,324,932	5,837,342

Less: Capital lease obligations - current	(5,324,932)	(4,659,756)

Capital lease obligations - non current	$-	$1,177,586

Interest expense on capital lease obligations for each of the three and six months ended December 31, 2014 and 2013 was approximately $0.1 million.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed certain of the Company’s short-term loans payable to banks (see Note 8).

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 12). Other payables - shareholders consist of the following:

	December 31,	June 30,
	2014	2014
Xianfu Han, shareholder	$25,952	$450,540
Weili He, shareholder	67,916	474,845
	$93,868	$925,385

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the six months ended December 31, 2014. As of December 31, 2014, China ACM’s net operating loss carry forward for United States income taxes was approximately $1.5 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There was no change in the valuation allowance for deferred tax assets for each of the three and six months ended December 31, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and is not subject to income taxes under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIE entities had undistributed earnings of approximately $0.5 million as of December 31, 2014 and cumulative loss of approximately $1.5 million as of June 30, 2014, included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended
	December 31,
	2014	2013

USA and BVI	$(524,455)	$(133,041)
China	(2,368,547)	(5,565,748)
	$(2,893,002)	$(5,698,789)

	Six months ended
	December 31,
	2014	2013

USA and BVI	$(659,525)	$(166,343)
China	(1,811,903)	(11,367,830)
	$(2,471,428)	$(11,534,173)

Provision for income taxes consisted of:

	Three months ended
	December 31,
	2014	2013
Current provision:
USA	$-	$-
China	(92,437)	-
Total current provision	(92,437)	-
Deferred benefit:
USA	-	-
China	82,788	-
Total deferred benefit	82,788	-
Total provision for income taxes	$(9,649)	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended
	December 31,
	2014	2013
Current provision:
USA	$-	$-
China	(329,826)	-
Total current provision	(329,826)	-
Deferred provision:
USA	-	-
China	(16,487)	-
Total deferred provision	(16,487)	-
Total provision for income taxes	$(346,313)	$-

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2014	2014
Deferred tax assets - current
Allowance for doubtful accounts	$5,145,174	$5,171,804
Valuation allowance	(2,572,587)	(2,585,902)
Total deferred tax assets - current	$2,572,587	$2,585,902
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$506,644	$506,644
Impairment loss of long-lived assets	-	244,931
	506,644	751,575
Valuation allowance	(506,644)	(751,575)
Total deferred tax assets - non-current	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and June 30, 2014, the Company believes it is more likely than not that its China operations will be unable to generate sufficient future pre-tax income to fully realize its deferred tax assets. As such, as of December 31, 2014, the Company provided approximately $2.6 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. As of June 30, 2014, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, of which $2.6 million against deferred tax assets – current related to its allowance for doubtful accounts, and $0.2 million against deferred tax assets – noncurrent related to impairment loss of long-lived assets.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.5 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of December 31, 2014 and June 30, 2014, respectively, since the deferred tax benefits of the net operating loss carry forwards in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2014	$2,585,902
Allowance for doubtful accounts	(99,519)
Effect of exchange rate difference	86,204
As of December 31, 2014	$2,572,587

Valuation
Allowance
For deferred tax assets - noncurrent
As of June 30, 2014	$751,575
Net operating loss carryforward in the U.S.	-
Impairment loss of long-lived assets	(244,931)
As of December 31, 2014	$506,644

Taxes payable consisted of the following:

	December 31,	June 30,
	2014	2014
Income taxes payable	$164,993	$163,753
Other taxes payable	17,277	28,452
Total taxes payable	$182,270	$192,205

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2014 and June 30, 2014. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the six months ended December 31, 2014 and 2013, the Company did not incur any tax related interest and penalties arising from tax payment.

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

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

For the three months ended December 31, 2014 and 2013, the Company recognized $157,660 and $0 of compensation expenses related to restricted stock grants, respectively. For the six months ended December 31, 2014 and 2013, the Company recognized $201,560 and $0 of compensation expenses related to restricted stock grants, respectively. The total deferred share-based compensation as of December 31, 2014 and June 30, 2014 was $431,852 and $0, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted - from June 30, 2014 to December 31, 2014	326,740	4.88	1,593,422
Vested - from June 30, 2014 to December 31, 2014	(176,740)	5.48	967,922
Nonvested as of December 31, 2014	150,000	$4.17	$625,500

Stock Issuance

Effective December 2, 2014, the Board authorized the Company to issue an aggregate of 174,865 shares of restricted common stock to two shareholders for repayments of certain other payables. These other payables were originated from the professional expenses the shareholders paid on behalf of the Company.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million and $2.1 million as of December 31, 2014 and June 30, 2014, respectively.

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

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, and is 20% of the employee’s actual salary from the prior year and (ii) the second part, paid by the employee, and is 8% of the employee’s actual salary. The Company’s contributions of employment benefits were approximately $0.3 million and $0.2 for the three months ended December 31, 2014 and 2013. The Company’s contributions of employment benefits were approximately $0.5 million and $0.4 million for each of the six months ended December 31, 2014 and 2013.

On November 21, 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. Under the ESPP, the board of directors of the Company may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

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

Effective September 9, 2014, four employees received an aggregate of 202,086 shares of the Company’s common stock, at $4.17 per share, the closing stock price on September 8, 2014, and paid in full a total of $842,692 (RMB 5.2 million) under the ESPP.

Note 15 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expires on September 30, 2015, with annual payments of approximately $219,000. The Company has another lease agreement to lease office space from a third party through October 31, 2015, with annual payments of approximately $26,000. The Company also has a lease agreement to lease office space from a third party through March 28, 2021, with annual payments of approximately $428,000, with three renewal options, each having three-year expiration periods which will be automatically renewed for additional three-year terms provided the office building is not acquired or demolished by the city government.

The Company had a four-year operating lease agreement for a concrete service plant with an unrelated party through December 31, 2018, with a monthly payment of approximately $68,000. This lease was early terminated as of December 31, 2014 due to administrative order imposed by the Chinese government.

The Company has an eight-year operating lease agreement for a concrete service plant with an unrelated party through August 17, 2021, with a monthly payment of approximately $54,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended December 31, 2014 and 2013 were approximately $0.5 million and $0.4 million, respectively. Total operating lease expenses for the six months ended December 31, 2014 and 2013 were approximately $1.1 million $0.9 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending December 31,	Amount
2015	$1,250,000
2016	1,101,000
2017	1,079,000
2018	1,079,000
2019	1,079,000
Thereafter	1,511,000
Total	$7,099,000

Executive cash bonuses

Effective December 25, 2014, the compensation committee of the Board of Directors approved a new cash compensation plan for the Company’s executive officers. Subject to achieving certain operational targets for the Company, the compensation plan provided cash bonuses for up to 160% of base salary, payable at the end of each quarter of the year ending June 30, 2015, starting from the end of the second quarter ended December 31, 2014, and at the end of the fiscal year. For the three and six months ended December 31, 2014, these targets were not made and no expense related to the cash bonuses had been accrued.

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

Note 16 - Concentrations

For the three months ended December 31, 2014, the Company had one customer that represented approximately 16.5% of total revenue. For the six months ended December 31, 2014, the same customer represented approximately 14.7% of total revenue. For the three months ended December 31, 2013, the Company had three customers that represented approximately 12.0%, 11.7% and 11.6% of total revenue. For the six months ended December 31, 2013, the Company had two customers that represented approximately 12.2% and 10.6% of total revenue. As of December 31, 2014 and 2013, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended December 31, 2014, the Company had one vendor that represented approximately 19.1% of total purchases. For the six months ended December 31, 2014, the same vendor represented approximately 17.1% of total purchases. For the three months ended December 31, 2013, the Company had two vendors that represented approximately 14.5% and 11.7% of total purchases. For the six months ended December 31, 2013, the Company had one vendor that represented approximately 10.3% of total purchases. As of December 31, 2014 and 2013, no vendor accounted for more than 10% of the total balance of accounts payable.

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

During the three months ended December 31, 2014, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (two as of December 31, 2014). Effective December 31, 2014, one of our concrete plants in the western suburban area of Beijing had been involuntarily closed due to early termination of the lease of the plant. The early termination was a result of an administrative order imposed by the Chinese government to indefinitely restrict certain industrial activities in the area. Management believes this plant had no significant impact to our results of operations or financial positions as whole, as the operation at this plant had been intermittently interruptive since first quarter of fiscal year 2014, attributed to other governmental orders. As of February 13, 2015, we did not record any significant disposal of assets related to the discontinuation of this plant, and do not expect such.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended December 31, 2014, one customer accounted for approximately 16.5% of our sales and 8.0% of our accounts receivable as of December 31, 2014. Should we lose any of large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

-

Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science & Technology. We entered technical service contracts with these research institutes to further improve our production and products. If our research and development efforts are not sufficient to adapt to the change in technology in the industry, our products may not compete effectively.

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

Consolidated Results of Operations

Comparison of the three months ended December 31, 2014 and 2013

The following table sets forth key components of our results of operations for the three months ended December 31, 2014 and 2013, in US dollars:

		Three months ended
		December 31,
	2014	2013		Percentage
			Change	Change
Total revenue	$17,638,995	$11,828,332	$5,810,663	49%
Total cost of revenue	16,051,481	10,320,700	5,730,781	56%
Gross profit	1,587,514	1,507,632	79,882	5%
Provision for doubtful accounts	(1,427,942)	(5,055,600)	3,627,658	(72)%
Selling, general and administrative expenses	(2,899,501)	(2,735,275)	(164,226)	6%
Research and development expenses	(348,881)	(247,563)	(101,318)	41%
Loss realized from disposal of property, plant and equipment	(584)	(4,222)	3,638	(86)%

Loss from operations	(3,089,394)	(6,535,028)	3,445,634	(53)%
Other income, net	196,392	836,239	(639,847)	(77)%
Loss before provision for income taxes	(2,893,002)	(5,698,789)	2,805,787	(49)%
Provision for income taxes	(9,649)	-	(9,649)	100%
Net loss	$(2,902,651)	$(5,698,789)	$2,796,138	(49)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended December 31, 2014, we generated total revenue of approximately $17.6 million, as compared to approximately $11.8 million during the three months ended December 31, 2013, an increase of approximately $5.8 million, or 49%. Such increase was primarily due to our sales generated from the concrete sales for the three months ended December 31, 2014, which was approximately $17.6 million, an increase of approximately $6.3 million, or 55%, as compared to $11.4 million for the three months ended December 31, 2013. The increase in revenue attributable to concrete sales was principally due to the commencement of operation of our manufacturing plant in the suburban area of Beijing in early 2014. In addition, after the suspension caused by the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area, operations at one of our concrete producing plants recommenced in the first calendar quarter of 2014 and regained capacity, which contributed to the increase in revenue. The increase in concrete sales was insignificantly offset by the absence of sales from manufacturing service, which generated $0.5 million for the three months ended December 31, 2013.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $16.1 million for the three months ended December 31, 2014, as compared to approximately $10.3 million for the three months ended December 31, 2013, an increase of approximately $5.7 million, or 56%. The increase in cost of revenue was primarily due to the increase in production from our concrete plants in the Beijing area and the increase in material price compared to the three months ended December 31, 2013.

Gross Profit. Total gross profit was approximately $1.6 million for the three months ended December 31, 2014, as compared to approximately $1.5 million for the three months ended December 31, 2013. Our gross profit with respect to our sales of concrete was approximately $1.6 million, or 9% of revenue, for the three months ended December 31, 2014, as compared to approximately $1.4 million, or 13% of revenue for the three months ended December 31, 2013, an increase of approximately $0.1 million. The increase in gross profit for concrete sales for the three months ended December 31, 2014, as compared with the same period last year, was primarily due to increased production volume, partially offset by the increased material prices.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $1.4 million and $5.1 for the three months ended December 31, 2014 and 2013, respectively. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary. The allowance for doubtful accounts decreased to approximately $31.1 million at December 31, 2014, as compared to approximately $31.7 million at June 30, 2014.

As of December 31, 2014, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts receivable and notes	$82,769,735	$18,240,967	$18,579,389	$8,512,796	$9,990,782	$14,519,163	$12,926,638
Allowance for doubtful accounts	(31,120,660)	-	-	(1,310,179)	(5,994,469)	(10,889,373)	(12,926,638)
Accounts receivable and notes, net	$51,649,075	$18,240,967	$18,579,389	$7,202,617	$3,996,313	$3,629,790	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.9 million and $2.7 million for the three months ended December 31, 2014 and 2013, respectively. The increase of $0.2 million was mainly due to a $0.2 million increase in stock-based compensation.

Research and Development Expenses. Research and development expenses were approximately $0.3 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue and adjusted by outside consultants on certain projects based on economic outlook, plus discretionary spending on projects that helped to improve our competitive advantage.

Loss from Operations. We recognized loss from operations of approximately $3.1 million for the three months ended December 31, 2014, as compared to a loss from operations of approximately $6.5 million for the three months ended December 31, 2013. Such decrease of $3.4 million in loss from operations was primarily due to a $3.6 million decrease in provision of doubtful accounts, which was offset by $0.2 million increase in selling, general and administrative expense and a $0.1 million increase in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We recorded net other income of approximately $0.2 million for three months ended December 31, 2014 as compared to $0.8 million for three months ended December 31, 2013. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. Approximately $0.5 million and $0.7 million of subsidy income was recorded for each of the three months ended December 31, 2014 and 2013, respectively. We also recorded $0.4 million and $0.7 million interest expense for the three months ended December 31, 2014 and 2013, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $10,000 and $0 for the three months ended December 31, 2014 and 2013, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $2.9 million and $5.7 million for the three months ended December 31, 2014 and 2013, respectively. Such decrease of approximately $2.8 million in net loss was the result of the combination of the changes as discussed above.

Comparison of the six months ended December 31, 2014 and 2013

The following table sets forth key components of our results of operations for the six months ended December 31, 2014 and 2013, in US dollars:

		Six months ended
		December 31,
	2014	2013		Percentage
			Change	Change
Total revenue	$38,852,748	$21,991,752	$16,860,996	77%
Total cost of revenue	35,380,321	19,346,598	16,033,723	83%
Gross profit	3,472,427	2,645,154	827,273	31%
Provision for doubtful accounts	(399,969)	(8,105,021)	7,705,052	(95)%
Selling, general and administrative expenses	(5,566,805)	(5,645,900)	79,095	(1)%
Research and development expenses	(849,048)	(451,562)	(397,486)	88%
Loss realized from disposal of property, plant and equipment	(81,316)	(1,373,683)	1,292,367	(94)%

Loss from operations	(3,424,711)	(12,931,012)	9,506,301	(74)%
Other income, net	953,283	1,396,839	(443,556)	(32)%
Loss before provision for income taxes	(2,471,428)	(11,534,173)	9,062,745	(79)%
Provision for income taxes	(346,313)	-	(346,313)	100%
Net loss	$(2,817,741)	$(11,534,173)	$8,716,432	(76)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the six months ended December 31, 2014, we generated total revenue of approximately $38.9 million, as compared to approximately $22.0 million during the six months ended December 31, 2013, an increase of approximately $16.9 million, or 77%. The increase in revenue was principally due to the commencement of operation of our manufacturing plant in the suburban area of Beijing in early 2014. In addition, after the suspension caused by the China International Garden Expo and a temporary suspension order imposed by the Beijing government for industrial activities in the area, operations at one of our concrete producing plants recommenced in the first calendar quarter of 2014 and regained capacity, which contributed to the increase in revenue. The increase in concrete sales was partially offset by a decrease of approximately $0.5 million in sales from manufacturing service.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $35.4 million for the six months ended December 31, 2014, as compared to approximately $19.3 million for the six months ended December 31, 2013, an increase of approximately $16.0 million, or 83%. The increase in cost of revenue was primarily due to the increase in production from our concrete plants and the increase in material price compared to the six months ended December 31, 2013.

Gross Profit. Total gross profit was approximately $3.5 million for the six months ended December 31, 2014, as compared to approximately $2.6 million for the six months ended December 31, 2013. Our gross profit with respect to our sales of concrete was approximately $3.4 million, or 9% of revenue, for the six months ended December 31, 2014, as compared to approximately $2.5 million, or 12% of revenue for the six months ended December 31, 2013, an increase of approximately $0.9 million. The increase in gross profit for concrete sales for the six months ended December 31, 2014, as compared with the same period last year, was primarily due to increased production volume, partially offset by increased material prices.

Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $0.4 million and $8.1 million for the six months ended December 31, 2014 and 2013, respectively. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary. The allowance for doubtful accounts decreased to approximately $31.1 million at December 31, 2014, as compared to approximately $31.7 million at June 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $5.6 million for each of the six months ended December 31, 2014 and 2013. We incurred approximately $0.2 million of stock-based compensation for the six months ended December 31, 2014, which was offset by a decrease of $0.2 million in business development expenses as compared to the six months ended December 31, 2013.

Research and Development Expenses. Research and development expenses were approximately $0.8 million and $0.5 million for the six months ended December 31, 2014 and 2013, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue and adjusted by outside consultants on certain projects based on economic outlook, plus discretionary spending on projects that helped to improve our competitive advantage.

Loss Realized from Disposal of Property, Plant and Equipment. For the six months ended December 31, 2014 and 2013, we incurred approximately $0.1 million and $1.4 million of loss realized from disposal of property, plant and equipment, respectively. We disposed certain vehicles at loss during the six months ended December 31, 2013.

Loss from Operations. We recognized loss from operations of approximately $3.4 million for the six months ended December 31, 2014, as compared to a loss from operations of approximately $12.9 million for the six months ended December 31, 2013. Such decrease of $9.5 million in loss from operations was primarily due to a $0.8 million increase in gross profit, a $7.7 million decrease in provision of doubtful accounts and $1.3 million decrease in loss realized from disposal of property, plant and equipment, which was offset by $0.4 million increase in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We recorded net other income of approximately $1.0 million for the six months ended December 31, 2014 as compared to $1.4 million for six months ended December 31, 2013. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption through June 2015. The VAT tax collected during the aforementioned period from our customers is retained by the Company and recorded as other subsidy income. Approximately $1.2 million and $1.3 million of subsidy income was recorded for each of the six months ended December 31, 2014 and 2013, respectively. We also recorded $0.8 million and $1.2 million interest expense for the six months ended December 31, 2014 and 2013, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0.3 million and $0 for the six months ended December 31, 2014 and 2013, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $2.8 million and $11.5 million for the six months ended December 31, 2014 and 2013, respectively. Such decrease in net loss of approximately $8.7 million was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $3.3 million and restricted cash of approximately $11.2 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of December 31, 2014, we had working capital of approximately $27.1 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the six months ended
	December 31,
	2014	2013
Net cash (used in) provided by operating activities	$(19,577,800)	$9,418,204
Net cash provided by (used in) investing activities	12,382,584	(19,443,355)
Net cash (used in) provided by financing activities	(5,003,521)	8,394,367
Effect of foreign currency translation on cash and cash equivalents	117,420	40,079
Net change in cash	$(12,081,317)	$(1,590,705)

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash used in operating activities totaled approximately $19.6 million for the six months ended December 31, 2014, which was primarily attributable to the net income adjusted to reconcile to net cash used in operating activities of $0.9 million, primarily including adjustments for $1.1 million of depreciation, $0.2 million of stock-based compensation expense and $0.4 million of provision for doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash outflow of $18.5 million, which mainly included $1.6 million increase of accounts receivable from credit sales and advances for additional notes receivable, cash outflow for prepayments and advances of $11.2 million and cash payment of accounts payable of $6.3 million.

Net cash provided by operating activities totaled approximately $9.7 million for the six months ended December 31, 2013, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $1.3 million, including the adjustments for $1.0 million of depreciation, $8.1 million of provision for doubtful accounts and $1.4 million of loss realized from disposal of property, plant and equipment. Net cash provided by changes in operating assets and liabilities resulted in a net cash inflow of $11.0 million, which mainly included cash $5.7 million from collections of accounts and notes receivable, a $11.1 million collection of other receivable from termination of lease and $1.5 million from additional other payables, offset by outflow for prepayments of $2.4 million and cash outflow in accounts payable $4.5 million.

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

Investing Activities. Net cash provided by investing activities was approximately $12.4 million for the six months ended December 31, 2014, which was primarily attributable to $12.4 million net redemption of short term investments. Net cash used in investing activities was approximately $19.4 million for the six months ended December 31, 2013, and was attributable to $19.6 million net acquisition of short term investments.

Financing Activities. Net cash used in financing activities totaled approximately $5.0 million for the six months ended December 31, 2014, which was primarily attributable to $47.1 million for repayments of bank loans and bank guarantees, $3.3 million for repayments of other short term loans and $9.8 million for repayments of notes payable, which was offset by $31.5 million cash proceeds from bank loans and bank guarantees, $20.6 million proceeds from notes payable, $2.2 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock. Net cash provided by financing activities totaled approximately $8.1 million for the six months ended December 31, 2013, which was primarily attributable to $38.6 million cash proceeds from bank loans and letters of credit, $2.9 million proceeds from short term loan - shareholders and $8.1 million proceeds from notes payable, which was offset by $35.2 million for repayments of bank loans and bank guarantees, $1.2 million of repayments for capital lease obligations and an increase in restricted cash of approximately $5.3 million.

Cash and cash equivalents. As of December 31, 2014, we had cash and cash equivalents of approximately $3.3 million as compared to approximately $15.4 million as of June 30, 2014. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $38.9 million and $57.6 million outstanding on loans and credit facilities as of December 31, 2014 and June 30, 2014, respectively. See Note 8 in Notes to the unaudited condensed consolidated financial statements.

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

The three levels of inputs are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

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

Accounting for long-lived assets

We classify our long-lived assets into: (i) machinery and equipment; (ii) transportation equipment, (iii) office and equipment; and (iv) buildings and improvements.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No impairment charge was recorded for each of the three and six months ended December 31, 2014 and 2013.

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

Recently issued accounting pronouncements

Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for Renminbi bank loans with a term of twelve months or less. Our total borrowings that were subject to interest were approximately $16.3 million as of December 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented due to the fact that we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2015	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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