Form 10-Q
period 2015-03-31
China Advanced Construction Materials Group, Inc
filed 2015-05-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,080,799

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	34

PART II OTHER INFORMATION
ITEM 1A.	RISK FACTORS	35
ITEM 6.	EXHIBITS	35

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$7,423,170	$15,431,110
Restricted cash	11,193,053	13,413,264
Accounts and notes receivable, net of allowance for doubtful accounts of $27,171,569 and $31,667,803, as of March 31, 2015 and June 30, 2014, respectively	40,760,363	49,367,452
Inventories	1,617,108	1,562,309
Short term investment	5,675,916	14,716,023
Other receivables	1,471,532	4,121,550
Prepayments and advances	49,598,596	35,699,065
Deferred tax assets	2,202,163	2,585,902
Total current assets	119,941,901	136,896,675

PROPERTY PLANT AND EQUIPMENT, net	10,660,717	12,878,263

ADVANCES ON EQUIPMENT PURCHASES, net	1,978,672	2,855,937

Total assets	$132,581,290	$152,630,875

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$33,497,000	$54,396,713
Short term loans - other	6,536,000	3,250,000
Notes payable	21,977,300	9,750,000
Accounts payable	19,172,268	32,501,363
Customer deposits	1,262,342	1,072,998
Other payables	2,055,564	2,059,739
Other payables - shareholders	83,678	925,385
Accrued liabilities	1,860,996	2,241,208
Capital lease obligations - current	4,543,337	4,659,756
Taxes payable	16,010	192,205
Total current liabilities	91,004,495	111,049,367

OTHER LIABILITIES
Capital lease obligations - non current	-	1,177,586
Total liabilities	91,004,495	112,226,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,080,799 and 1,486,871 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	2,081	1,487
Additional paid-in-capital	37,993,684	35,233,305
Accumulated deficit	(13,075,020)	(11,234,705)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,407,693	10,155,478
Total shareholders' equity	41,576,795	40,403,922
Total liabilities and shareholders' equity	$132,581,290	$152,630,875

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
REVENUE
Sales of concrete	5,136,819	6,925,301	43,675,925	28,020,724
Manufacturing services	193	103,005	313,835	999,334
Total revenue	5,137,012	7,028,306	43,989,760	29,020,058

COST OF REVENUE
Concrete	5,300,176	6,861,157	40,395,403	25,422,000
Manufacturing services	176	245,692	285,270	1,031,447
Total cost of revenue	5,300,352	7,106,849	40,680,673	26,453,447

GROSS (LOSS) PROFIT	(163,340)	(78,543)	3,309,087	2,566,611

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	4,729,017	(311,911)	4,329,048	(8,416,932)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,737,190)	(3,057,335)	(8,303,995)	(8,703,235)
RESEARCH AND DEVELOPMENT EXPENSES	(159,475)	(375,330)	(1,008,523)	(826,892)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(9,067)	(291,727)	(90,383)	(1,665,410)

INCOME (LOSS) FROM OPERATIONS	1,659,945	(4,114,846)	(1,764,766)	(17,045,858)

OTHER (EXPENSE) INCOME, NET
Subsidy income	154,116	401,971	1,329,108	1,721,476
Non-operating (expense) income, net	(220,996)	(16,179)	(517,783)	56,755
Interest income	124,978	900,871	1,026,764	2,084,952
Interest expense	(360,546)	(844,635)	(1,187,254)	(2,024,316)
TOTAL OTHER (EXPENSE) INCOME, NET	(302,448)	442,028	650,835	1,838,867

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,357,497	(3,672,818)	(1,113,931)	(15,206,991)

PROVISION FOR INCOME TAXES	(380,071)	(1,372,068)	(726,384)	(1,372,068)

NET INCOME (LOSS)	$977,426	$(5,044,886)	$(1,840,315)	$(16,579,059)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	977,426	(5,044,886)	(1,840,315)	(16,579,059)
Foreign currency translation adjustment	95,801	(357,665)	252,215	352,899

COMPREHENSIVE INCOME (LOSS)	$1,073,227	$(5,402,551)	$(1,588,100)	$(16,226,160)

EARNING (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	2,080,799	1,486,871	1,888,332	1,486,871
Diluted	2,080,799	1,486,871	1,888,332	1,486,871

Income (loss) per share:
Basic	$0.47	$(3.39)	$(0.97)	$(11.15)
Diluted	$0.47	$(3.39)	$(0.97)	$(11.15)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,840,315)	$(16,579,059)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	1,605,580	1,420,242
Stock-based compensation expense	355,793	-
Deferred tax provision	396,355	1,372,068
(Recovery of) provision for doubtful accounts	(4,329,048)	8,416,932
Loss realized from disposal of property, plant and equipment	90,383	1,665,410
Imputed interest on other receivable from termination of leases	-	(708,996)
Changes in operating assets and liabilities
Accounts and notes receivable	8,349,571	13,057,519
Inventories	(45,950)	(274,435)
Other receivables	2,784,803	1,925,723
Other receivable from termination of lease	-	13,083,021
Prepayments and advances	(13,423,906)	(2,500,580)
Accounts payable	(7,239,429)	(7,315,865)
Customer deposits	182,616	(664,646)
Other payables	(15,149)	114,003
Accrued liabilities	(388,322)	402,738
Taxes payable	(176,500)	(46,790)
Net cash (used in) provided by operating activities	(13,693,518)	13,367,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (acquisition) of short-term investments, net	9,082,534	(21,082,697)
Proceeds from disposal of property, plant and equipment	56,945	400,336
Purchase of property, plant and equipment	(40,651)	(325,006)
Net cash provided by (used in) investing activities	9,098,828	(21,007,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	39,698,800	61,858,500
Payments of short term loans and bank guarantees	(60,808,962)	(63,407,000)
Proceeds from short term loans - shareholders	-	2,934,000
Payments of short term loan - shareholders	-	(2,934,000)
Proceeds from short term loans - other	16,514,050	11,410,000
Payments of short term loan - other	(13,260,050)	(3,912,000)
Proceeds from notes payable	39,048,000	13,040,000
Payments of notes payable	(26,926,850)	(3,260,000)
Payable to shareholder	118,302	100,699
Principal payments on capital lease obligations	(1,320,654)	(1,794,045)
Restricted cash	2,284,670	(4,244,004)
Proceeds from issuance of common stock	1,167,552	-
Net cash (used in) provided by financing activities	(3,485,142)	9,792,150

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	71,892	6,436

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,007,940)	2,158,504

CASH AND CASH EQUIVALENTS, beginning of period	15,431,110	3,949,939

CASH AND CASH EQUIVALENTS, end of period	$7,423,170	$6,108,443

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered as a VIE.

Beijing XinAo Concrete Group (“Xin Ao”), our VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly-owned subsidiaries (collectively, and with “Xin Ao”, the “VIEs”) in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (“Heng Xin”).

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entities listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2014 on Form 10-K filed with the SEC on September 23, 2014.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	June 30,
	2015	2014
Current assets	$119,465,559	$136,681,518
Property, plant and equipment	10,658,494	12,874,414
Other noncurrent assets	490,200	487,500
Total assets	130,614,253	150,043,432

Liabilities	(90,290,879)	(111,066,630)

Intercompany payables*	(8,634,798)	(7,397,342)

Total liabilities	(98,925,677)	(118,463,972)

Net assets	$31,688,576	$31,579,460

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

Asset and liability accounts at March 31, 2015 and June 30, 2014, were translated at RMB 6.12 to $1.00 and RMB 6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for the nine months ended March 31, 2015 and 2014 were RMB 6.15 to $1.00 and RMB 6.13 to $1.00, respectively.

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

The fair value of long-term capital lease obligations approximate their fair value as interest rates approximate the market rate. The Company’s advances on equipment purchases were recorded at fair value on a nonrecurring basis as of June 30, 2014 and assessed for impairment for the advances on equipment purchases using Level 3 inputs. The Level 3 inputs used were management’s projected cash flows.

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of March 31, 2015 and June 30, 2014, the Company had deposits in excess of federally insured limits totaling approximately $7.4 million and $15.3 million, respectively.

Restricted cash

As of March 31, 2015 and June 30, 2014, restricted cash consisted of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the three and nine months ended March 31, 2015, approximately $39,000 and $67,000 was written off against the allowance balance, respectively. For the three and nine months ended March 31, 2014, approximately $7.5 million and $10.9 million was written off against the allowance balance, respectively.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2015 and June 30, 2014, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company has two investment agreements of up to RMB 200 million ($32.4 million) with a financial investment company, entered into in May 2013 and October 2013, respectively, for maximum periods from eighteen months to two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 7% per annum, and investments over RMB 100 million to be no less than 10%. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the three months ended March 31, 2015 and 2014, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million. For each of the nine months ended March 31, 2015 and 2014, the Company recorded an allowance for advances on equipment purchases for approximately $0.9 million.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for three and nine months ended March 31, 2015 and 2014.

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

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate is 6% of gross sales for the Company’s industry, which was decreased to 3% of gross sales on July 1, 2014. A credit is available whereby VAT paid on the purchases of raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of finished products. Since the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation has granted the Company a VAT exemption on such products through June 2015.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended March 31, 2015 and 2014 were approximately $0.2 million and $0.4 million, respectively. Research and development costs for the nine months ended March 31, 2015 and 2014 were approximately $1.0 million and $0.8 million, respectively. Advertising costs for the three months ended March 31, 2015 and 2014 were approximately $100 and $4,000, respectively. Advertising costs for the nine months ended March 31, 2015 and 2014 were approximately $51,000 and $14,000, respectively. Repair and maintenance costs for the three months ended March 31, 2015 and 2014 were approximately $22,000 and $0.1 million, respectively. Repair and maintenance costs for each of the nine months ended March 31, 2015 and 2014 were approximately $0.2 million.

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

Recent Accounting Pronouncements

In February 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Under both current US GAAP requirements and the amendments in this update, a decision maker is determined to be the primary beneficiary of a VIE if it satisfies both the power and the economics criteria. The primary beneficiary consolidates a VIE because it has a controlling financial interest. Under the requirements in current US GAAP, if a fee arrangement paid to a decision maker, such as an asset management fee, is determined to be a variable interest in a VIE, the decision maker must include the fee arrangement in its primary beneficiary determination and could consolidate the VIE on the basis of power (decision-making authority) and economics (the fee arrangement). However, the amendments in this update specify that some fees paid to a decision maker are excluded from the evaluation of the economics criterion if the fees are both customary and commensurate with the level of effort required for the services provided. Those amendments make it less likely for a decision maker to meet the economics criterion solely on the basis of a fee arrangement. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Management is evaluating the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Supplemental disclosure of cash flow information

For the nine months ended March 31, 2015 and 2014, the Company paid interest in the amounts of approximately $1.1 million and $2.0 million, respectively.

Cash payments for income tax for the nine months ended March 31, 2015 and 2014 were $0.5 million and $0.7 million, respectively.

Non-cash investing and financing activities

The Company had receivables of approximately $0.8 million as a result of disposal of property, plant and equipment during the nine months ended March 31, 2015. The Company offset prepayments with addition of property, plant and equipment for approximately $0.1 million during the nine months ended March 31, 2015. The Company issued stock to payoff shareholder debt of approximately $0.9 million (see Note 12).

For the nine months ended March 31, 2014, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See Note 6).

The Company had other receivables of approximately $0.8 million as a result of disposal of property, plant and equipment during the nine months ended March 31, 2014. The Company had payables of approximately $0.1 million as a result of purchase of property, plant and equipment during the nine months ended March 31, 2014. The Company offset other payables from acquisitions of property, plant and equipment of approximately $0.4 million with other receivables from termination of leases with during the nine months ended March 31, 2014. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million during nine months ended March 31, 2014.

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

Based on the historical experience and its individual evaluation process, the Company’s estimates of its allowance for doubtful accounts as of March 31, 2015 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, and 100% for accounts receivable past due beyond three years, plus any additional amounts as necessary.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2015	2014
Accounts receivable	$67,540,399	$80,662,464
Notes receivable	391,533	372,791
	67,931,932	81,035,255
Less: Allowance for doubtful accounts	(27,171,569)	(31,667,803)
Total accounts and notes receivable, net	$40,760,363	$49,367,452

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2015	2014
Other receivables, current	$3,662,139	$6,932,437
Less: Allowance for doubtful accounts, current	(2,190,607)	(2,810,887)
Other receivables - current, net	$1,471,532	$4,121,550

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2015	2014
Machinery and equipment	$2,358,993	$4,158,656
Transportation equipment	1,028,821	1,095,548
Leased equipment	11,266,757	11,204,700
Office equipment	1,313,025	1,310,508
Buildings and improvements	392,484	299,074
Total	16,360,080	18,068,486
Less: Accumulated depreciation	(5,699,363)	(5,190,223)
Plant and equipment, net	$10,660,717	$12,878,263

Depreciation expense for each of the three months ended March 31, 2015 and 2014 amounted to approximately $0.5 million. Depreciation expense for the nine months ended March 31, 2015 and 2014 amounted to approximately $1.6 million and $1.4 million, respectively. Depreciation expense for the leased equipment was $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense for the leased equipment was $1.1 million and $0.7 million for the nine months ended March 31, 2015 and 2014, respectively. Accumulated depreciation for the leased equipment as of March 31, 2015 and June 30, 2014 was $2.9 million and $1.7 million, respectively.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	March 31,	June 30,
	2015	2014
Advances on inventory purchases	$49,320,977	$35,373,493
Deferred stock-based compensation	277,619	-
Rent prepayments (see Note 15)	-	325,572
Total prepayments and advances	$49,598,596	$35,699,065

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	March 31,	June 30,
	2015	2014

Loan from Shanghai Pudong Development Bank, repaid in full in January 2015	$-	$10,968,750
Loan from Construction Bank, interest rate at 6% per annum, due November 18, 2015; guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	5,719,000	5,687,500
Loan from Beijing Bank, interest rate at 6.4% per annum, due March 12, 2016, guaranteed by Beijing Jinshengding Mineral Products Co., LTD.	4,902,000	4,875,000
Loan from Hana Bank, repaid in full in September 2014	-	6,500,000
Loan from Citic Bank, interest rate at 7.80% per annum, due August 25, 2015; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He	3,268,000	3,250,000
	$13,889,000	$31,281,250

The above guarantors are various suppliers to the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 10 – Related party transactions.

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	March 31,	June 30,
	2015	2014
Bank guarantees due to Construction Bank, various due dates from May to September 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party. *	$19,608,000	$23,115,463

* On May 4, 2015, $0.7 million in total was repaid.

As of March 31, 2015 and June 30, 2014, the Company had restricted cash for short-term loans and bank guarantees of approximately $4.0 million and $10.5 million, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Short term loans - other:

The outstanding balance consisted of the following:

	March 31,	June 30,
	2015	2014
Short term loans due to unrelated third-party individual, repaid in full on August 28, 2014	$-	$3,250,000
Short term loans due to unrelated third-party nonfinancial entity, non-interest bearing; subsequently repaid in full on April 1, 2015	6,536,000	-
	6,536,000	3,250,000

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were approximately $22.0 million (RMB 135 million) and $9.8 million (RMB 60 million) as of March 31, 2015 and June 30, 2014, respectively, and were non-interest bearing with expiration dates between May and September 2015. The restricted cash for the notes was approximately $7.2 million and $2.9 million as of March 31, 2015 and June 30, 2014, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	March 31,	June 30,
	2015	2014
Lease obligations for concrete pump trucks maturing in January 2016, lease payment at $185,000 per month with interest at 7.68% per annum	$3,918,712	$4,790,877
Lease obligations for concrete mixer trucks maturing September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	190,489	473,600
Lease obligations for concrete mixer trucks maturing in May 2014, lease payment at $155,000 per month with interest at 7.28% per annum *	429,668	606,052
Lease obligations for concrete pump trucks maturing in January 2015, lease payment at $33,000 per month with interest at 6.76% per annum **	60,733	187,801

Total	4,599,602	6,058,330

Less: Deferred interest	(56,265)	(220,988)

	4,543,377	5,837,342

Less: Capital lease obligations - current	(4,543,377)	(4,659,756)

Capital lease obligations - non current	$-	$1,177,586

* The lessor verbally agreed to extend the due date for the remaining balance to May 2015 without penalty. On April 7, 2015, approximately $0.4 million was repaid.
** The lessor verbally agreed to extend the due date for the remaining balance to May 2015 without penalty.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on capital lease obligations for the three months ended March 31, 2015 and 2014 was approximately $42,000 and $0.1 million, respectively. Interest expense on capital lease obligations for the nine months ended March 31, 2015 and 2014 was approximately $0.2 million and $0.4 million, respectively.

Note 10 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed certain of the Company’s short-term loans payable to banks (see Note 8).

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 12). Other payables - shareholders consisted of the following:

	March 31,	June 30,
	2015	2014
Xianfu Han, shareholder	$15,762	$450,540
Weili He, shareholder	67,916	474,845
	$83,678	$925,385

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the nine months ended March 31, 2015. As of March 31, 2015, China ACM’s net operating loss carry forward for United States income taxes was approximately $1.2 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. For the three and nine months ended March 31, 2015, valuation allowance for deferred tax assets decreased by approximately $0.1 million. There was no change in the valuation allowance for deferred tax assets for each of the three and nine months ended March 31, 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is $0 under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIEs had undistributed earnings of approximately $0.8 million as of March 31, 2015 and cumulative loss of approximately $1.5 million as of June 30, 2014, included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended
	March 31,
	2015	2014

USA and BVI	$(451,045)	$(67,249)
China	1,808,542	(3,605,569)
	$1,357,497	$(3,672,818)

	Nine months ended
	March 31,
	2015	2014

USA and BVI	$(1,110,570)	$(233,592)
China	(3,361)	(14,973,399)
	$(1,113,931)	$(15,206,991)

Provision for income taxes consisted of:

	Three months ended
	March 31,
	2015	2014
Current provision:
USA	$-	$-
China	(203)	(1,372,068)
Total current provision	(203)	(1,372,068)
Deferred provision:
USA	-	-
China	(379,868)	-
Total deferred provision	(379,868)	-
Total provision for income taxes	$(380,071)	$(1,372,068)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended
	March 31,
	2015	2014
Current provision:
USA	$-	$-
China	(330,029)	(1,372,068)
Total current provision	(330,029)	(1,372,068)
Deferred provision:
USA	-	-
China	(396,355)	-
Total deferred provision	(396,355)	-
Total provision for income taxes	$(726,384)	$(1,372,068)

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2015	2014
Deferred tax assets - current
Allowance for doubtful accounts	$4,404,326	$5,171,804
Valuation allowance	(2,202,163)	(2,585,902)
Total deferred tax assets - current	$2,202,163	$2,585,902

Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$401,861	$506,644
Impairment loss of long-lived assets	-	244,931
	401,861	751,575

Valuation allowance	(401,861)	(751,575)
Total deferred tax assets - non-current	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015 and June 30, 2014, the Company believes it is more likely than not that its China operations will be unable to generate sufficient future pre-tax income to fully realize its deferred tax assets. As such, As of March 31, 2015, the Company provided approximately $2.2 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. As of June 30, 2014, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, of which $2.6 million against deferred tax assets – current related to its allowance for doubtful accounts, and $0.2 million against deferred tax assets – noncurrent related to impairment loss of long-lived assets.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.4 million and $0.5 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of March 31, 2015 and June 30, 2014, respectively, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2014	$2,585,902
Allowance for doubtful accounts	(398,061)
Effect of exchange rate difference	14,322
As of March 31, 2015	$2,202,163

Valuation
Allowance
For deferred tax assets - noncurrent
As of June 30, 2014	$751,575
Net operating loss carryforward in the U.S.	(104,783)
Impairment loss of long-lived assets	(244,931)
As of March 31, 2015	$401,861

Taxes payable consisted of the following:

	March 31,	June 30,
	2015	2014

Income taxes payable	$-	$163,753
Other taxes payable	16,010	28,452
Total taxes payable	$16,010	$192,205

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Uncertain tax positions

There were no uncertain tax positions as of March 31, 2015 and June 30, 2014. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the nine months ended March 31, 2015 and 2014, the Company was not required to record any tax related interest and penalties.

Note 12 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of March 31, 2015, 75,000 shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

For the three months ended March 31, 2015 and 2014, the Company recognized $154,233 and $0 of compensation expenses related to restricted stock grants, respectively. For the nine months ended March 31, 2015 and 2014, the Company recognized $355,793 and $0 of compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	326,740	4.88	1,593,422
Vested	(251,740)	5.09	1,280,672
Nonvested As of March 31, 2015	75,000	$4.17	$312,750

Stock Issuance

Effective December 2, 2014, the Board authorized the issuance of 174,865 shares of restricted common stock to two shareholders for repayments of certain other payables. These other payables were originated from the professional expenses the shareholders paid on behalf of the Company.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.1 million as of March 31, 2015 and June 30, 2014.

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

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, and is 20% of the employee’s actual salary from the prior year and (ii) the second part, paid by the employee, and is 8% of the employee’s actual salary. The Company’s contributions of employment benefits were approximately $0.2 million for each of the three months ended March 31, 2015 and 2014. The Company’s contributions of employment benefits were approximately $0.8 million and $0.5 million for the nine months ended March 31, 2015 and 2014, respectively.

On November 21, 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. Under the ESPP, the Board may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

The aggregate number of shares of common stock, that may be issued under the ESPP is 280,000 shares initially plus an annual increase in the number of shares on July 1 of each year, commencing on July 1, 2014 and ending on July 1, 2023, equal to one percent of the number of shares of Common Stock outstanding on each such date, subject to proportionate adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company, under which circumstances, the class(es) and number of shares and price per share of stock subject to outstanding rights, may also be adjusted by the Board or the Committee, as defined below.

The ESPP will be administered by the Board unless and until Board delegates administration to a committee composed of two or more non-employee directors.

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

Note 15 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expires on September 30, 2015, with annual payments of approximately $219,000. The Company had another lease agreement to lease office space from a third party through October 31, 2015, with annual payments of approximately $27,000. The Company moved the office area to be on the site of one of the concrete service plant. As a result, this lease was early terminated without penalty as of March 31, 2015. The Company also has a lease agreement to lease office space from a third party through March 28, 2021, with annual payments of approximately $428,000, with three renewal options, each having three-year expiration periods which will be automatically renewed for additional three-year terms provided the office building is not acquired or demolished by the city government.

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

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended March 31, 2015 and 2014 were approximately $0.3 million and $0.6 million, respectively. Total operating lease expenses for the nine months ended March 31, 2015 and 2014 were approximately $1.4 million $1.5 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2016	$776,000
2017	651,000
2018	651,000
2019	651,000
2020	651,000
Thereafter	814,000
Total	$4,194,000

Executive cash bonuses

Effective December 25, 2014, the compensation committee of the Board approved a new cash compensation plan for the Company’s executive officers. Subject to achieving certain operational targets for the Company, the compensation plan provided cash bonuses for up to 160% of base salary, payable at the end of each quarter of the year ending June 30, 2015, starting from the end of the second quarter ended December 31, 2014 and at the end of the fiscal year. For the three and nine months ended March 31, 2015, these targets were not made and no expense related to the cash bonuses had been accrued.

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

Note 16 - Concentrations

For the three months ended March 31, 2015, the Company had one customer that represented approximately 21.8% of total revenue. For the nine months ended March 31, 2015, the same customer represented approximately 15.5% of total revenue. For the three months ended March 31, 2014, the Company had two customers that represented approximately 15.8% and 11.0% of total revenue. For the nine months ended March 31, 2014, the Company had one customer that represented approximately 11.9% of total revenue. As of March 31, 2015 and 2014, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended March 31, 2015, the Company had one vendor that represented approximately 19.9% of total purchases. For the nine months ended March 31, 2015, the same vendor represented approximately 17.4% of total purchases. For the three months ended March 31, 2014, the Company had two vendors that represented approximately 15.2% and 10.2% of total purchases. For the nine months ended March 31, 2014, the Company had one vendor that represented approximately 10.3% of total purchases. As of March 31, 2015 and 2014, no vendor accounted for more than 10% of the total balance of accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries BVI-ACM and China-ACMH, and our variable interest entities, Xin Ao and its subsidiaries. We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

During the three months ended March 31, 2015, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (two as of March 31, 2015).

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended March 31, 2015, one customer accounted for approximately 21.8% of our sales and 5.8% of our accounts receivable as of March 31, 2015. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

-

Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology. We entered technical service contracts with these research institutes to further improve our production and products. If our research and development efforts are not sufficient to adapt to the change in technology in the industry, our products may not compete effectively.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

The following table sets forth key components of our results of operations for the three months ended March 31, 2015 and 2014, in US dollars:

	Three months ended
	March 31,
				Percentage
	2015	2014	Change	Change
Total revenue	$5,137,012	$7,028,306	$(1,891,294)	(27)%
Total cost of revenue	5,300,352	7,106,849	(1,806,497)	(25)%
Gross loss	(163,340)	(78,543)	(84,797)	108%
Recovery of (provision for) doubtful accounts	4,729,017	(311,911)	5,040,928	(1,616)%
Selling, general and administrative expenses	(2,737,190)	(3,057,335)	320,145	(10)%
Research and development expenses	(159,475)	(375,330)	215,855	(58)%
Loss realized from disposal of property, plant and equipment	(9,067)	(291,727)	282,660	(97)%
Income (loss) from operations	1,659,945	(4,114,846)	5,774,791	(140)%
Other (expense) income, net	(302,448)	442,028	(744,476)	(168)%
Income (loss) before provision for income taxes	1,357,497	(3,672,818)	5,030,315	(137)%
Provision for income taxes	(380,071)	(1,372,068)	991,997	(72)%
Net income (loss)	$977,426	$(5,044,886)	$6,022,312	(119)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended March 31, 2015, we generated total revenue of approximately $5.1 million, as compared to approximately $7.0 million during the three months ended March 31, 2014, a decrease of approximately $1.9 million, or 27%. The decrease was primarily due to decreased volume in the current quarter caused by delays in some of our customers’ production activities. Such unexpected delays were caused by prolonged bureaucratic procedures for our customers to obtain construction permits as the Beijing government strengthened regulations in the construction industry as part of the environmental protection efforts to improve air quality in the urban area.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $5.3 million for the three months ended March 31, 2015, as compared to approximately $7.1 million for the three months ended March 31, 2014, a decrease of approximately $1.8 million, or 25%. The decrease in cost of revenue was primarily due to the decrease in production from our concrete plants in the Beijing area compared to the three months ended March 31, 2014.

Gross Loss. Total gross loss was approximately $0.2 million for the three months ended March 31, 2015, as compared to approximately $0.1 million for the three months ended March 31, 2014. The decrease in gross profit for the three months ended March 31, 2015, as compared with the same period last year, was primarily caused by the decreased production volume while we were subject to relatively similar level of fixed costs.

Recovery of (Provision for) Doubtful Accounts. We had recovery of doubtful accounts of approximately $4.7 million for the three months ended March 31, 2015; while we incurred $0.3 million of provision for doubtful accounts for the three months ended March 31, 2014. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due from two to three years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary. As compared to the balances of December 31, 2014, through the improved collection efforts and agreements to offset customer receivables with vendor payables, we effectively reduced balances aged from one to two years by approximately $2.0 million, balances aged from two years to three years by approximately $2.1 million and balances aged beyond three years by approximately $2.2 million.

As of March 31, 2015, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts receivable and notes	$67,931,932	$5,505,525	$15,984,025	$15,304,839	$8,004,621	$12,372,605	$10,760,317
Allowance for doubtful accounts	(27,171,569)	-	-	(2,329,024)	(4,802,773)	(9,279,455)	(10,760,317)
Accounts receivable and notes, net	$40,760,363	$5,505,525	$15,984,025	$12,975,815	$3,201,848	$3,093,150	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.7 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $0.3 million was mainly due to decreases of approximately $0.1 million in business development expenses, $0.1 million in consulting expense, $0.1 million in board expense and $0.1 million in conference expense, offset by an increase of approximately $0.2 million in stock-based compensation.

Research and Development Expenses. Research and development expenses were approximately $0.2 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue and adjusted by outside consultants on certain projects based on economic outlook, plus discretionary spending on projects that helped to improve our competitive advantage.

Income (loss) from Operations. We recognized income from operations of approximately $1.7 million for the three months ended March 31, 2015, as compared to a loss from operations of approximately $4.1 million for the three months ended March 31, 2014. Such change of approximately $5.8 million from loss to income was primarily due to an approximately $5.0 million change from provision of doubtful accounts to recovery of doubtful accounts, a $0.3 million decrease in selling, general and administrative expense and a $0.2 million increase in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We recorded net other expense of approximately $0.3 million for the three months ended March 31, 2015 as compared to net other income $0.4 million for the three months ended March 31, 2014. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption through June 2015. The VAT tax collected during the aforementioned period from our customers had been retained by the Company and recorded as other subsidy income. Approximately $0.2 million and $0.4 million of subsidy income was recorded for each of the three months ended March 31, 2015 and 2014, respectively. We also recorded $0.4 million and $0.8 million interest expense for the three months ended March 31, 2015 and 2014, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0.4 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Income (Loss). We recognized net income of approximately $1.0 million for the three months ended March 31, 2015, and net loss of approximately $5.0 million for the three months ended March 31, 2014. Such change of approximately $6.0 million from net loss to net income was the result of the combination of the changes as discussed above.

Comparison of the nine months ended March 31, 2015 and 2014

The following table sets forth key components of our results of operations for the nine months ended March 31, 2015 and 2014, in US dollars:

	Nine months ended
	March 31,
				Percentage
	2015	2014	Change	Change
Total revenue	$43,989,760	$29,020,058	$14,969,702	52%
Total cost of revenue	40,680,673	26,453,447	14,227,226	54%
Gross profit	3,309,087	2,566,611	742,476	29%
Recovery of (provision for) doubtful accounts	4,329,048	(8,416,932)	12,745,980	(151)%
Selling, general and administrative expenses	(8,303,995)	(8,703,235)	399,240	(5)%
Research and development expenses	(1,008,523)	(826,892)	(181,631)	22%
Loss realized from disposal of property, plant and equipment	(90,383)	(1,665,410)	1,575,027	(95)%
Loss from operations	(1,764,766)	(17,045,858)	15,281,092	(90)%
Other income, net	650,835	1,838,867	(1,188,032)	(65)%
Loss before provision for income taxes	(1,113,931)	(15,206,991)	14,093,060	(93)%
Provision for income taxes	(726,384)	(1,372,068)	645,684	(47)%
Net loss	$(1,840,315)	$(16,579,059)	$14,738,744	(89)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the nine months ended March 31, 2015, we generated total revenue of approximately $44.0 million, as compared to approximately $29.0 million during the nine months ended March 31, 2014, an increase of approximately $15.0 million, or 52%. The increase in revenue was principally due to the commencement of operation of our manufacturing plant in the eastern suburban area of Beijing in early 2014. The increase in concrete sales was partially offset by a decrease of approximately $0.7 million in sales from manufacturing service, as well as the aforementioned slow-down in the quarter ended March 31, 2015.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $40.7 million for the nine months ended March 31, 2015, as compared to approximately $26.5 million for the nine months ended March 31, 2014, an increase of approximately $14.2 million, or 54%. The increase in cost of revenue was primarily due to the increase in production from our concrete plants during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Gross Profit. Total gross profit was approximately $3.3 million, or 8% of revenue for the nine months ended March 31, 2015, as compared to approximately $2.6 million, or 9% of revenue for the nine months ended March 31, 2014, an increase of approximately $0.7 million. The increase in gross profit for concrete sales for the nine months ended March 31, 2015, as compared with the same period last year, was primarily due to increased production volume, partially offset by increased material prices.

Provision for Doubtful Accounts. We had recovery of doubtful accounts of approximately $4.3 million for the nine months ended March 31, 2015; while we incurred $8.4 million of provision for doubtful accounts for the nine months ended March 31, 2014. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary. As compared to the balances of June 30, 2014, through the improved collection efforts and agreements to offset customer receivables with vendor payables, we effectively reduced balances aged from one to two years by approximately $11.1 million and balances aged beyond two years by approximately $1.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $8.3 million and $8.7 million for the nine months ended March 31, 2015 and 2014, respectively. We incurred approximately $0.4 million of stock-based compensation for the nine months ended March 31, 2015, which was offset by decreases of $0.5 million in consulting expense, $0.2 million in business development expenses, and $0.2 million in conference expense as compared to the nine months ended March 31, 2014.

Research and Development Expenses. Research and development expenses were approximately $1.0 million and $0.8 million for the nine months ended March 31, 2015 and 2014, respectively. The Company’s research and development expenditure was maintained at a certain percentage of revenue and adjusted by outside consultants on certain projects based on economic outlook, plus discretionary spending on projects that helped to improve our competitive advantage.

Loss Realized from Disposal of Property, Plant and Equipment. For the nine months ended March 31, 2015 and 2014, we incurred approximately $0.1 million and $1.7 million of loss realized from disposal of property, plant and equipment, respectively. We disposed certain vehicles at loss during the nine months ended March 31, 2014.

Loss from Operations. We incurred loss from operations of approximately $1.8 million and $17.0 million for the nine months ended March 31, 2015 and 2014. Such decrease of approximately $15.3 million in loss from operations was primarily due to a $0.7 million increase in gross profit, a $12.7 million change from provision of doubtful accounts to recovery of doubtful accounts, a $0.4 million decrease in selling, general and administration expenses and a $1.6 million decrease in loss realized from disposal of property, plant and equipment, which was offset by a $0.2 million increase in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We recognized net other income of approximately $0.7 million for the nine months ended March 31, 2015 as compared to $1.8 million for the nine months ended March 31, 2014. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption through June 2015. The VAT tax collected during the aforementioned period from our customers had been retained by the Company and recorded as other subsidy income. Approximately $1.3 million and $1.7 million of subsidy income was recorded for the nine months ended March 31, 2015 and 2014, respectively. We also recorded $1.2 million and $2.0 million interest expense for the nine months ended March 31, 2015 and 2014, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0.7 million and $1.4 million for the nine months ended March 31, 2015 and 2014, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 12, 2015, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $1.8 million and $16.6 million for the nine months ended March 31, 2015 and 2014, respectively. Such decrease in net loss of approximately $14.7 million was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of approximately $7.4 million and restricted cash of approximately $11.2 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of March 31, 2015, we had working capital of approximately $28.9 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the nine months ended
	March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(13,693,518)	$13,367,285
Net cash provided by (used in) investing activities	9,098,828	(21,007,367)
Net cash (used in) provided by financing activities	(3,485,142)	9,792,150
Effect of foreign currency translation on cash and cash equivalents	71,892	6,436
Net change in cash	$(8,007,940)	$2,158,504

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes assuming the economy improves.

Operating Activities. Net cash used in operating activities totaled approximately $13.7 million for the nine months ended March 31, 2015, which was primarily attributable to the net loss adjusted to reconcile to net cash used in operating activities of $3.7 million, primarily including adjustments for $1.6 million of depreciation, $0.4 million of stock-based compensation expense, $0.4 million in deferred tax provision and $4.3 million of recovery doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash outflow of approximately $10.0 million, which mainly included cash outflow for prepayments and advances of $13.4 million and cash payment of accounts payable of $7.2 million, which was offset by $8.3 million decrease of accounts receivable from collection and a $2.8 million collection of other receivables.

Net cash provided by operating activities totaled approximately $13.4 million for the nine months ended March 31, 2014, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $4.4 million, including adjustments for $1.4 million of depreciation, $1.4 million of deferred tax provision, $8.4 million of provision for doubtful accounts and $1.7 million of loss realized from disposal of property, plant and equipment. Net cash provided by changes in operating assets and liabilities resulted in a net cash inflow of approximately $17.8 million, which mainly included cash $13.1 million from collection of accounts and notes receivable, a $1.9 million collection of other receivable and a $13.1 million collection of other receivable from termination of lease, offset by outflow for prepayments and advances of $2.5 million, cash payments for accounts payable $7.3 million and cash outflow related to customer deposits of $0.7 million.

We aim at making improvements in our cash inflows from operating activities stemming from anticipated increases in construction industry activities in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $9.1 million for the nine months ended March 31, 2015, which was primarily attributable to $9.1 million net redemption of short term investments. Net cash used in investing activities was approximately $21.0 million for the nine months ended March 31, 2014, and was attributable to $21.1 million net acquisition of short term investments.

Financing Activities. Net cash used in financing activities totaled approximately $3.5 million for the nine months ended March 31, 2015, which was primarily attributable to $60.8 million for repayments of bank loans and bank guarantees, $13.3 million for repayments of other short term loans, $26.9 million for repayments of notes payable and $1.3 million for repayments of capital lease obligations, which was offset by $39.7 million cash proceeds from bank loans and bank guarantees, $16.5 million proceeds from other short term loans, $39.0 million proceeds from notes payable, $2.3 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock. Net cash provided by financing activities totaled approximately $9.8 million for the nine months ended March 31, 2014, which was primarily attributable to $61.9 million cash proceeds from bank loans and bank guarantees, $2.9 million proceeds from short term loan – shareholders, $11.4 million proceeds from other short term loans and $13.0 million proceeds from notes payable, which was offset by $63.4 million for repayments of bank loans and bank guarantees, $2.9 million for repayments of short term loan – shareholders, $3.9 million for repayments of other short term loans, $3.3 million for repayments of notes payable, $1.8 million for repayments of capital lease obligations and an increase in restricted cash of approximately $4.2 million.

Cash and cash equivalents. As of March 31, 2015, we had cash and cash equivalents of approximately $7.4 million as compared to approximately $15.4 million as of June 30, 2014. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $40.0 million and $57.6 million outstanding on loans and credit facilities as of March 31, 2015 and June 30, 2014, respectively. See Note 8 in Notes to the unaudited condensed consolidated financial statements.

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

We make various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. We use set criteria that are reviewed and approved by various levels of management, and estimates the fair value of the asset or asset group by using discounted cash flow analyses. If these estimates or their related assumptions change in the future, there may be a requirement to record impairment charges for the underlying assets at such time. Any such resulting impairment charges could be material to our results of operations.

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No impairment charge was recorded for each of the three and nine months ended March 31, 2015 and 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

We rely on contractual arrangements with our VIEs for our operations, which may not be as effective in providing control over these entities as direct ownership and a newly released draft legislation may hinder the operation of our VIEs.

Our operations and financial results are dependent on our VIEs, Xin Ao and its subsidiaries, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIEs. These contractual arrangements are not as effective in providing control over the VIEs as direct ownership. For example, the VIEs may be unwilling or unable to perform their contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, the VIE may seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

In January 2015, the PRC Ministry of Commerce unveiled a draft legislation that could change how the government is regulating corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs.

In the event that the draft law is implemented in any form, and that the Company’s business is characterized as one of the “restricted” or “prohibited” sectors, the VIEs the Company currently maintains contractual arrangements with may be barred from operation which will materially adversely affect our business.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2015	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Interim Principal Financial Officer and
Interim Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Interim Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document