Form 10-K
period 2015-06-30
China Advanced Construction Materials Group, Inc
filed 2015-09-25
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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
Yes [   ]        No [X]

At December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were 2,080,799 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Capital Market) was approximately $5.8 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 2015, there were 2,180,799 shares of the Registrant’s common stock outstanding.

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

  “China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
  “BVI” refers to the British Virgin Islands;
  “China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI- ACM and China-ACMH, as well as Xin Ao and its wholly owned subsidiaries in China, including Heng Yuan Zhengke, Hong Sheng An, Heng Tai, Da Tong, and Luan Xian HengXin, but do not include the stockholders of China Advanced;
  “BVI-ACM” refers to Xin Ao Construction Materials, Inc;
  “China-ACMH” refers to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
  “Xin Ao” refers to Beijing Xin Ao Concrete Group;
  “Heng Yuan ZhengKe” refers to Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd;
  “Hong Sheng An” refers to Beijing Hong Sheng An Construction Materials Co., Ltd;
  “Heng Tai” refers to Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd;
  “Da Tong” refers to Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd;
  “Luan Xian HengXin” refers to Luan Xian HengXin Technology Co., Ltd;
  “RMB” refers to the Renminbi, the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are references to the legal currency of the United States.

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

During the year ended June 30, 2015 we supplied materials to our customers through our network of ready-mixed concrete plants in Beijing (two as of June 30, 2015). We own one concrete plant and its related equipment, and we lease one additional plant in Beijing. Our management believes that we may have the ability to capture a greater share of the Beijing market and further expand our footprint in China via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

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

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation as of June 30, 2015. The purpose of these subsidiaries is to support the Company’s future growth.

Our Business

Our concrete sales business is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant network of three ready mix concrete batching plants in Beijing. The ready-mixed concrete sales business engages principally in the formulation, preparation and delivery of ready-mixed concrete to the worksites of our customers. For this segment of our business, we procure raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work site, and, for more sophisticated structures, pump the mixture and set it into structural frame molds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes because the chemistry of concrete mixture hardens thereafter. The deliverable radius of a concrete mixture from any one of our two ready mix plants in Beijing is approximately 25 kilometers. Traffic conditions would affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

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

Our Industry

Our Industry was influenced by the decline in the macro economy in recent periods. The concrete products industry experienced a slowdown in industry production and economic growth since September 2011. In 2014 and 2015, the slowdown in the industry became more obvious month by month, with profit generally being squeezed by the greater pressure to maintain stable level of production and operation.

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

Construction expenditures in China are nearly equally split among residential buildings, nonresidential buildings, and nonbuilding structures. Nonbuilding construction will experience the fast growth (in real terms) through 2017.The increases will benefit from stated efforts to expand and upgrade the country’s transportation infrastructure, such as highways network, subway systems in major cities, and several airports. Utilities construction will also contribute to the expenditures on nonbuilding construction, particularly in rapidly growing urban areas, as the government continues to expand and improve access to such infrastructure like water supply, sewage treatment, rubbish disposal, and gas distribution. Further efforts to increase the country’s power generation capacity and improve electricity transmission networks will also drive spending on nonbuilding construction.

According to the Investment Research Institute of China’s State Development and Reform Commission, during the 12th Five year plan (FYP), which runs from 2011 to 2015, the Chinese government will invest $460 billion (RMB3.05 trillion) in rural infrastructure.

China’s Cement & Concrete Demand

According to the Summary, demand for cement in China is forecast to rise 6.0% annually from 2012 and eventually reaches 1.8 billion metric tons. Growth will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to stimulate sales by improving the quality of the product, stressing the versatility of certain types of cement with excellent performance and/or price benefits over other types of cement across a range of construction applications. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. The cement markets in Northwest and Southwest China are expected to grow at a faster pace, as a result of the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to exceed the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin. (Summary of the Freedonia Group's January 2009 "Cement in China" report from Business Wire).

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

We generally obtain contracts through local sales and marketing efforts directed at concrete subcontractors, general contractors, property owners and developers, governmental agencies and home builders.

Our competitors includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially all contracts on which we bid are awarded through a competitive bid process with awards often made to the lowest bidder, though other factors such as shorter completion time or prior experiences are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction corporations, some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of large national companies in our industry that could potentially enter into our markets and compete with us. If we are unable to compete successfully in our markets, our relative market share and profits would be reduced.

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining market for construction materials in China:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and raise less credit risk to us. For the year ended June 30, 2015, five customers accounted for approximately 35% of the Company’s sales and 14% of the Company’s account receivables as of June 30, 2015. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers hence we maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science &Technology, which assist us with our research and development activities. During our five year agreement with the Institute, we obtain an advantageous status over many of our competitors by gaining access to a wide array of resources and knowledge. The Company incurred research & development expenses of approximately $1.1 million and $1.5 million for the years ended June 30, 2015 and 2014, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

• Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to efficiently operate our plants, by increasing capacity utilization at existing plants or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand. We significantly increased capacity utilization at our two Beijing-based concrete plants in fiscal year 2015 when demand was increasing. During fiscal year 2015, we obsolete all portable stations in view of lower anticipated demand. We retired portable plant assets in fiscal year 2015 based on slowing demand for railway construction and the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and national development and reform commission.

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

Our Operations

We provide materials through our network of ready-mixed concrete plants in Beijing (two as of June 30, 2015). We own one concrete plant and its related equipment, and we lease one additional plant in Beijing.

Products

As architectural designs become more complex, challenging, and modern in scope, the need for technology driven companies to provide high-end specialty concrete mixtures has rapidly accelerated. Increasing demand for state-of-the-art cement mixtures has spurred our technological innovation and our ability to provide advanced mixtures of building materials that meet project specific engineering and environmental specifications. We produce a range of C10 to C100 concrete materials and specialize in an array of specialized ready-mixed concretes tailored to each project’s technical specifications and environmental standards.

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

Our Customers

For the fiscal year ended June 30, 2015, we had one customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 35% and 31% of the Company’s sales for the years ended June 30, 2015 and 2014, respectively. The total accounts receivable from these customers amounted to approximately $12.3 million and $7.9 million as of June 30, 2015 and 2014, respectively.

Developing New Relationships

Our business will be damaged if project contracts with the Chinese government, for which we may act as a sub-contractor, are cancelled. Our sales strategy balances these risks by focusing on building new long-term cooperative relationships with some of China’s top construction companies in order to enhance our reputation and to enter new markets. Our sales representatives are actively building relationships with the Chinese government, general contractors, architects, engineers, and other potential sources of new business in target markets. Our sales efforts are further supported by our executive officers and engineering personnel, who have substantial experience in the design, formulation and implementation of advanced construction and concrete materials projects.

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 36% and 33% of the Company’s purchases for the years ended June 30, 2015 and 2014, respectively. The total accounts payable to these suppliers amounted to approximately $5.8 million and $5.4 million as of June 30, 2015 and 2014, respectively.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industrial demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the specific needs of projects while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, in cooperation with a leading research institution, experienced management and advisory experts. Our research and development expense was approximately $1.1 million for the year ended June 30, 2015, as compared to $1.5 million for the year ended June 30, 2014.

University Relationships & Cooperation Agreements

We have strong relationships with Tsinghua University and the Xi’an University of Architecture and Technology. We signed a ten-year cooperation agreement with Xi’an University, a top university in the fields of building and material science research and education, on June 10, 2007, so as to keep pace with the global advancements of the cement and concrete industries.

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
  Ready-Mixed Concrete GB/T 14902-2003
  Practice Code for Application of Ready-Mixed Mortar DBJ 01-99-2005
  Management Specification of Quality for Ready-Mixed Concrete
  Technical Requirement for Environmental Labeling Products Ready-Mixed Concrete HJ/T412- 2007
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

There are over 140 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 10% market share.

Intellectual Property

We currently own the following intellectual property rights:

Name	Patent No.	Duration	Patent Owner
Method of using recycled aggregate to prepare LC7.5concrete and its preparation method	ZL 2013 1 0070387.3	April 9, 2014 - April 9, 2034	Xin Ao
One kind of recycled aggregate formulated with C25 self-compacting concrete and its preparation method	ZL 2013 1 0069510.X	May 7, 2014- May 6, 2034	Xin Ao
An ultra-fine powder and its preparation method active regeneration	ZL 2013 1 0070164.7	July 9, 2014- July 8, 2034	Xin Ao
A Polycarboxylate and preparation method used recycled aggregate concrete	ZL 2013 1 0072014.X	January 1, 2014- December 31, 2034	Xin Ao
An early strength of recycled aggregate concrete superplasticizer	ZL 2013 1 0072015.4	April 9, 2014- April 8, 2034	Xin Ao

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

Our Labor Force

As of June 30, 2015, we employed 808 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2015.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	97	12.00%
Sales	46	5.69%
Technical & Engineering Staff	51	6.31%
Production Staff	80	9.9%
Equipment & Maintenance	12	1.49%
Drivers & Heavy Equipment Operators	10	1.23%
Sub-Total	475	36.63%
Independent Contractors	512	63.37%
Total	808	100%

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

Our top five suppliers provide approximately 36% of the sourcing of the raw materials for our concrete production business. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

The tightening of credit in financial markets and the general economic downturn could adversely affect the ability of our customers, and suppliers to obtain the financing they need to make purchases from us, to perform their obligations under agreements with us or even to continue their operations. The credit tightening and decreased cash availability could also result in an increase in cancellation of orders for our products and services and/or a decrease in demand for our products and services in the markets in which we operate. While we believe that the effects of the recession and credit crisis have abated, we are unable to predict potential future economic conditions and disruptions in financial markets or their effect on our business and results of operations, and the consequences may be materially adverse.

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

We produce, sell and deliver ready-mix concrete, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts also increased. Some of our customers appeared to have the problems of declining business and shortage in cash. The allowance for doubtful accounts decreased to approximately $28.2 million at June 30, 2015, compared to approximately $31.7 million at June 30, 2014. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has increased from approximately 39.1% as of June 30, 2014, to approximately 41% as of June 30, 2015. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable to bad debt expense. The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

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

Our Chairman, Xianfu Han, owns approximately 24.5% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 17.2% of our outstanding voting securities as of June 30, 2015, in a fully-diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

We may be exposed to uncertainty relating to our investments with various financial investment companies.

We may decide to pursue short-term or long-term investments depends on various business conditions or future developments. The level of risk associated with a particular investment or asset class varies, but investments are generally subject to market risk, default risk, Inflation risk and mortality risk. Due to these risks, investments generally subject to uncertainty of the return of proceeds and possibly principles. In addition, hedging, insurance, and other ways to manage risk are not always readily available. For example, the Company entered into an investment agreement with a financial investment company in April 2015. The agreement allows the Company to invest up to RMB 100 million ($16.4 million) for maximum periods of two years. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 10% of the principal per annum. However, the Company’s funds deposited with the financial investment company are not insured.

Any failure by the Company to collect returns or principles of its investments could have a material adverse effect on our business, financial condition and results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2015, and a report of our management for the 2015 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2015, our internal controls over financial reporting were not effective. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2015, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

According to an article published on August 14, 2015, a slew of recent figures have shown that growth in several key sectors has slowed to a crawl in response to contracting world trade. The demand for oil in China, a key measure of activity, fell in tandem with a fall in car sales. Exports tumbled in June by 8.3% . Furthermore, according to an article published by Fortune on January 21, 2015 since recording its last double-digit growth (10.4%) in 2010, the Chinese economy has effectively decelerated 30% in five years. Most of the slowdown occurred in 2011 and 2012 when reported growth was 9.3% and 7.7%, respectively. Wall Street Journal stated on January 19, 2015 that China’s economic growth slowed to 7.4% in 2014, downshifting to a level not seen in a quarter century.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund and UBS estimate that the Chinese economy will grow by 6.8% in 2015. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for new construction projects and adversely affect our business.

We rely on contractual arrangements with our VIEs for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIEs, Xin Ao and its subsidiaries, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIEs. These contractual arrangements are not as effective in providing control over the VIEs as direct ownership. For example, the VIEs may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, the VIEs may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

In addition, the VIE structure is subject to uncertainty amid the PRC’s changing legislative practice. In January 2015, China’s Ministry of Commerce unveiled a draft legislation that could change how the government is regulating corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs.

In the event that the draft law is implemented in any form, and that the Company’s business is characterized as one of the “restricted” or “prohibited” sectors, Xin Ao and its subsidiaries may be barred from operation which will materially adversely affect our business.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate..

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

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise in January 2012 and was entitled to a 15% preferential income tax rate for the three-year period ended December 2014. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax (the “VAT tax”) rate from June 2013. The favored treatment of being exempted from the VAT tax expired June 2015, therefore, we will be subject to the 3% industry-standard rate and our value-added tax expenses increase, which could have a material adverse effect on our net income and results of operations.

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

We have an extensive fleet of 78 transit mounted concrete mixers, 10 pump trucks, and we have access to an additional 11concrete mixers and 5 pump truck vehicles for lease in Beijing depending on specific project requirements. More than half of the vehicles are equipped with GPS and tracking devices from the plants central dispatch center in order to optimize capacity utilization, production and delivery schedules.

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

Year	Quarter Ending	High	Low
2015	June 30	$4.79	$3.8
	March 31	$5.79	$3.77
2014	December 31	$6.82	$3.56
	September 30	$6.79	$3.48
	June 30	$5.34	$3.48
	March 31	$9.24	$4.70
2013	December 31	$7.18	$3.75
	September 30	$5.87	$2.65
	June 30	$4.92	$2.88
	March 31	$6.96	$4.80

Holders of Common Stock

As of September 18, 2015, there were 381 stockholders of record of our common stock.

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

During the year ended June 30, 2015, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (two as of June 30, 2015).

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2015, one customer accounted for approximately 14.1% of our sales and 5.7% of our accounts receivable as of June 30, 2015. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the years ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the years ended June 30, 2015 and 2014, in US dollars:

		Years ended
		June 30,
				Percentage
	2015	2014	Change	Change
Total revenue	$55,470,578	$48,690,837	$6,779,741	14%
Total cost of revenue	50,750,023	44,067,731	6,682,292	15%
Gross profit	4,720,555	4,623,106	97,449	2%
Recovery of (provision for) doubtful accounts	2,846,905	(7,683,463)	10,530,368	(137)%
Selling, general and administrative expenses	(10,142,589)	(10,676,783)	534,194	(5)%
Research and development expenses	(1,143,476)	(1,484,218)	340,742	(23)%
Loss realized from disposal of property, plant and equipment	(90,494)	(1,669,923)	1,579,429	(95)%
Impairment loss of long-lived assets	-	(293,040)	293,040	(100)%
Loss from operations	(3,809,099)	(17,184,321)	13,375,222	(78)%
Other income, net	745,343	2,982,519	(2,237,176)	(75)%
Loss before provision for income taxes	(3,063,756)	(14,201,802)	11,138,046	(78)%
Provision for income taxes	(1,100,356)	(2,445,290)	1,344,934	(55)%
Net loss	$(4,164,112)	$(16,647,092)	$12,482,980	(75)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the year ended June 30, 2015, we generated total revenue of approximately $55.5 million, as compared to approximately $48.7 million during the year ended June 30, 2014, an increase of approximately $6.8 million, or 14%. The increase in revenue was principally due to increased sales volume resulted from the commencement of operation of our manufacturing plant in the eastern suburban area of Beijing in early 2014.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $50.8 million for the year ended June 30, 2015, as compared to approximately $44.1 million for the year ended June 30, 2014, an increase of approximately $6.7 million, or 15%. The increase in cost of revenue was primarily associated to the increase in production from our concrete plants during the year ended June 30, 2015 compared to the year ended June 30, 2014.

Gross Profit. Total gross profit was approximately $4.7 million for the year ended June 30, 2015, as compared to approximately $4.6 million for the year ended June 30, 2014, an increase of approximately $0.1 million. Percentage of gross profit over revenue for each of the years ended June 30, 2015 and 2014 was approximately 9%.

Recovery of (Provision for) Doubtful Accounts. We had recovery of doubtful accounts of approximately $2.8 million for the year ended June 30, 2015; while we incurred $7.7 million of provision for doubtful accounts for the year ended June 30, 2014. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary. As compared to the balances of June 30, 2014, through improved collection efforts and certain agreements to offset customer receivables with vendor payables, we effectively reduced balances aged from one to two years by approximately $10.5 million and balances aged beyond two years by approximately $2.8 million.

As of June 30, 2015, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts receivable and notes	$68,566,418	$10,785,477	$4,614,118	$22,560,151	$8,685,697	$9,499,407	$12,421,568
Allowance for doubtful accounts	(28,209,249)	-	-	(3,386,178)	(5,276,947)	(7,124,556)	(12,421,568)
Accounts receivable and notes, net	$40,357,169	$10,785,477	$4,614,118	$19,173,973	$3,408,750	$2,374,851	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $10.1 million for the year ended June 30, 2015, as compared to approximately $10.7 million for the year ended June 30, 2014, a decrease of approximately $0.5 million. We incurred approximately $0.5 million of stock-based compensation for the year ended June 30, 2015, which was offset by decreases of $0.4 million in consulting expense, $0.1 million in office expenses, $0.2 million in business development expenses, and $0.2 million in conference expense as compared to the year ended June 30, 2014.

Research and Development Expenses. Research and development expenses were approximately $1.1 million and $1.5 million for the years ended June 30, 2015 and 2014, respectively. The Company’s research and development expenditure was maintained relative to the level of revenue and was adjusted based on economic outlook, plus discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss Realized from Disposal of Property, Plant and Equipment. For the year ended June 30, 2015, we incurred approximately $0.1 million of loss realized from disposal of property, plant and equipment, as compared to approximately $1.7 million for the year ended June 30, 2014. The change was caused by our disposal of certain vehicles at loss during the year ended June 30, 2014.

Loss from Operations. We incurred loss from operations of approximately $3.8 million and $17.2 million for the years ended June 30, 2015 and 2014. Such decrease of approximately $13.4 million in loss from operations was primarily due to a $0.1 million increase in gross profit, a $10.5 million change from provision of doubtful accounts to recovery of doubtful accounts, a $0.5 million decrease in selling, general and administration expenses, a $0.3 million increase in research and development expenses, and a $1.6 million decrease in loss realized from disposal of property, plant and equipment.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We recognized net other income of approximately $0.7 million for the year ended June 30, 2015 as compared to $3.0 million for the year ended June 30, 2014. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected during the aforementioned period from our customers had been retained by the Company and recorded as other subsidy income. Approximately $1.7 million and $2.9 million of subsidy income was recorded for the years ended June 30, 2015 and 2014, respectively. We also recorded $1.2 million and $2.7 million interest expense for the years ended June 30, 2015 and 2014, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $1.1 million and $2.4 million for the years ended June 30, 2015 and 2014, respectively, which included approximately $0.8 million and $1.6 million of deferred tax provision, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $4.2 million and $16.6 million for the years ended June 30, 2015 and 2014, respectively. Such decrease in net loss of approximately $12.5 million was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of approximately $2.7 million and restricted cash of approximately $11.1 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of June 30, 2015, we had working capital of approximately $27.9 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the years ended
	June 30,
	2015	2014

Net cash (used in) provided by operating activities	$(12,970,574)	$7,039,127

Net cash provided by (used in) investing activities	9,390,527	(9,925,597)

Net cash (used in) provided by financing activities	(9,231,572)	14,392,812

Effect of foreign currency translation on cash and cash equivalents	72,424	(25,171)

Net change in cash	$(12,739,195)	$11,481,171

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $13.0 million for the year ended June 30, 2015, which was primarily attributable to the net loss adjusted to reconcile to net cash used in operating activities of $3.6 million, primarily including adjustments for $2.1 million of depreciation, $0.5 million of stock-based compensation expense, $0.3 million in deferred tax provision and $2.8 million of recovery doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash outflow of approximately $9.4 million, which mainly included cash outflow for prepayments and advances of $16.0 million and additional accounts and notes receivable of $11.5 million, which was offset by $3.4 million collection of other receivables and additional accounts payable of $13.5 million.

Net cash provided by operating activities totaled approximately $7.0 million for the year ended June 30, 2014, was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $3.7 million, including adjustments for $2.4 million of depreciation, $1.6 million of deferred tax provision, $7.7 million of provision for doubtful accounts and $1.7 million of loss realized from disposal of property, plant and equipment. Net cash provided by changes in operating assets and liabilities resulted in a net cash inflow of approximately $10.7 million, which mainly included cash $4.8 million from collection of accounts and notes receivable, a $2.9 million collection of other receivable, a $13.1 million collection of other receivable from termination of lease and a cash inflow in accrued liabilities, offset by outflow for prepayments and advances of $8.9 million, cash payments for accounts payable $1.4 million and cash outflow related to customer deposits of $0.7 million.

We are making improvements in our cash inflows from operating activities stemming from anticipated increases in construction industry activities in Beijing, combined with winning more favorable terms with our suppliers and customers which will be offset by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $9.4 million for the year ended June 30, 2015, which was primarily attributable to net redemptions of short term investments. Net cash used in investing activities was approximately $9.9 million for the year ended June 30, 2014, and was attributable to $9.5 million net acquisition of short term investments and $0.4 million purchases of property, plant and equipment.

Financing Activities. Net cash used in financing activities totaled approximately $9.2 million for the year ended June 30, 2015, which was primarily attributable to $71.3 million for repayments of bank loans and bank guarantees, $3.3 million for net repayments of other short term loans, $30.4 million for repayments of notes payable and $2.0 million for repayments of capital lease obligations, which was offset by $43.0 million cash proceeds from bank loans and bank guarantees, $51.0 million proceeds from notes payable, $2.4 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock. Net cash provided by financing activities totaled approximately $14.4 million for the year ended June 30, 2014, which was primarily attributable to $75.2 million cash proceeds from bank loans and bank guarantees, $3.3 million net proceeds from other short term loans and $17.9 million proceeds from notes payable, which was offset by $64.8 million for repayments of bank loans and bank guarantees, $8.1 million for repayments of notes payable, $2.3 million for repayments of capital lease obligations and an increase in restricted cash of approximately $6.9 million.

Cash and cash equivalents. As of June 30, 2015, we had cash and cash equivalents of approximately $2.7 million as compared to approximately $15.4 million as of June 30, 2014. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $26.4 million and $57.6 million outstanding on loans and credit facilities as of June 30, 2015 and June 30, 2014, respectively. See Note 8 to our consolidated financial statements included elsewhere in this report.

Seasonality

Our operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). The industry standard VAT rate for all of the Company’s concrete products that are sold in the PRC was 6% of the gross sales price prior to July 1, 2014. On July 1, 2014, the standard VAT rate for concrete products decreased to 3% of the gross sales price. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation granted the Company a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price.

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

United States federal, state and local income tax returns prior to 2012 are not subject to examination by any applicable tax authorities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Recently issued accounting pronouncements

Refer to Note 2 of the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts and note receivable, other receivables and advances on equipment purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2015 and 2014 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, we concluded that as of June 30, 2015, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the 2013 COSO framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2015. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2015, the internal control over financial reporting was not effective.

In an effort to remedy this material weakness in the future, we have commenced to do the following:

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

(c) Changes in internal control over financial reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

		Position with the	Term as Director
Name	Age	Company	of
			Company
Xianfu Han	55	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	57	Chief Operating Officer, Interim Chief Financial Officer, Vice Chairman and Director	April 2008 – Present
Tao Jin	47	Director	May 2011 – Present
Xinyong Gao	42	Director	June 2012 – Present
Ken Ren	39	Director	June 2012 – Present

Name	Position with the Company and Principal Occupations

Xianfu Han

Mr. Han became our Chairman and Chief Executive Officer on April 29, 2008. From January 2003 to the present, Mr. Han has served as chairman of the board of directors of the Company’s subsidiary Beijing Xin Ao Concrete Group, or Xin Ao. His main responsibilities include daily board leadership and strategy initiatives. Since November 2002, Mr. Han has been Chairman at Beijing Tsinghua University Management School’s Weilun Club. His responsibilities involved daily management work. From January 2001 to March 2007, Mr. Han acted as Executive Vice Chairman of the Beijing Concrete Association. His primary functions involved public relations and communication with various governmental agencies. Mr. Han is a senior engineer with over 25 years of management experience in the building material industry. He contributed to the draft of the "Local Standard of Mineral Admixtures" regulations and was responsible for the "Research and Application of Green High Performance Concrete" published by the Ministry of Construction. Mr. Han has not held any other public company directorships during the past five years.

Mr. Han graduated in 1995 from the Tsinghua University executive MBA program. Mr. Han received his Bachelor degree in engineering management in 1992 from Northern China University of Technology.

Weili He

Mr. He became our Vice-Chairman and Chief Operating Officer on April 29, 2008, and became our Interim Chief Financial Officer on September 21, 2012. His primary responsibility is large client development. From August 2007 to present, Mr. He has worked as Vice Chairman of the board of directors of Xin Ao. From January 2003 to August 2007, Mr. He worked as Chairman of the board of directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as Vice Chairman of the Beijing Concrete Associations. His primary functions included market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C. Mr. He has not held any other public company directorships during the past five years.

Tao Jin

Mr. Jin became a member of our Board of Directors on May 4, 2011. Mr. Jin is a partner at Vestasia Limited. Prior to that, he had been a senior partner with the Chinese law firm of Jincheng TongDa & Neal, based in Beijing, where he specialized in mergers and acquisitions, foreign investments in China and capital market transactions. Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of mergers and acquisitions and capital markets transactions. Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on merger and acquisition transactions. His clients included major multinational corporations, investment banks, PRC corporations and private equity funds. Mr. Jin joined JP Morgan’s legal department in 2002 as head legal counsel for mergers and acquisitions and capital market transactions in China. Immediately prior to joining Jincheng TongDa, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin received his B.S. from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin. Mr. Jin is admitted to the New York bar. Mr. Jin has not held any other public company directorships during the past five years.

Mr. Jin serves as Chairman of our Compensation Committee and as a member of our Audit Committee and Nominating and Governance Committee.

Xinyong Gao

Mr. Gao is currently the Deputy General Manager of Beijing Capital Development Holding (Group) Co., Ltd. , a real estate development company based in China, a position he has held since February 2013. From September 2011 to February 2013, he was the Operations Director of the same company. From July 1994 to September 2011, Mr. Gao served in various capacities, most recently the Deputy General Manager, International Engineering Contracting Dept., with Beijing Urban Construction Group Co. Ltd., a China-based construction company which built 41 structures for the 2008 Beijing Olympics. Mr. Gao received his B.A. from Shandong Normal University and his M.B.A. from the Open University of Hong Kong. Mr. Gao has not held any other public company directorships during the past five years.

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

Based solely on a review of Forms 3, 4 and 5 (including amendments to such form) furnished to the Company during and with respect to the year ended June 30, 2015 and written representations from certain persons that no other reports were required for them, we believe that each of the Company’s directors, officers and more than ten-percent stockholders filed all such required forms on a timely basis.

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2015 and 2014

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2015 and 2014.

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Comp ensati on ($)	Total ($)
Xianfu Han Chairman and CEO	2015 2014	300,000 140,000	-	-	-	-	-	-	300,000 140,000
Weili He, Vice Chairman, interim CFO and COO	2015 2014	300,000 109,169	-	-	-	-	-	-	300,000 109,169

Employment Agreements

In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately. In January 2011, we entered into a three-year Employment Agreement with Mr. Han pursuant to which he receives an annual salary of $140,000 for service as our Chief Executive Officer. The initial term of three years as set forth in the agreement expired and the Company and Mr. Han renewed the agreement for another three years from July 1, 2014 to June 30, 2017 on the same terms except for the increased annual salary to $300,000.

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

In January 2011, we also entered into a three year Employment Agreement with Mr. He pursuant to which he receives an annual salary of $109,169 for service as our Chief Operating Officer. The initial term of three years as set forth in the agreement expired and the Company and Mr. He renewed the agreement for another three years from July 1, 2014 to June 30, 2017 on the same terms except for the increased annual salary to $300,000. Upon termination of Mr. He’s employment because of death, disability or for cause, the Company will pay or provide to Mr. He or his estate, as the case may be (i) any unpaid base salary and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) all other payments or benefits to which Mr. He may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

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

Cash Compensation for Executive Officers

On December 25, 2014, the compensation committee of the Board of Director of the Company, approved (i) a new cash compensation plan for the Company’s executive officers, effective immediately.

Pursuant to the Cash Plan, the compensation committee determined that (i) Mr. Xianfu Han, is entitled to a base salary of $300,000, (ii) Mr. Weili He, is entitled to a base salary of $300,000. The Cash Plan also provided for aggregate cash bonuses (the “Cash Bonus”) payable to (i) Mr. Han in the amount of up to 160% of his base salary, or $480,000; and (ii) Mr. He in the amount of up to 100% of his base salary, or $300,000. According to the Cash Plan, 80% of the Cash Bonus is payable at the end of each quarter of the year ending June 30, 2015 (the ”Quarterly Bonuses”), starting from the end of the second quarter ended December 31, 2014, and 20% of the Cash bonus is payable at the end of the fiscal year ending June 30, 2015 (the “Year-End Bonus”), if the Company achieves certain revenue and operating income targets set for each period. For the payment of the Quarterly Bonuses, both the revenue and operating income targets must be achieved for that quarter. In addition, total annual cash bonus pool should be no more than 10% of operating income or revenue, or $2 million for the full fiscal year, whichever is less.

With respect to the Year-End Bonus, the Cash Plan sets forth three target levels of revenue and operating income targets for the year ending June 30, 2015: (i) the Base Target, (ii) the Threshold Target, which equals 90% of the revenue and operating income targets of the Base Target, and (iii) the Maximum Target, which equals 110% of the revenue and operating income targets of the Base Target. If the Base Target is achieved, the full Year-End Bonus is payable; if the Threshold Target is achieved, 70% of the Year-End Bonus is payable; and if the Maximum Target is achieved, 150% of the Year-End Bonus is payable. Additionally, with respect to each of these three target levels, if either revenue or income target has been met, but not both, for the full year, the Year-End Bonus is payable in half.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 18, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO	533,378	24.5%
Weili He (4)	Vice Chairman, COO and Interim CFO	375,622	17.2%
Ken Ren (5)	Director	10,000	*
Tao Jin (6)	Director	--	--
Xinyong Gao (7)	Director	10,000	*
All officers and directors as a group (5 persons named above)		929,000	42.6%

*Less than 1%

(1) As of the close of business on September 18, 2015, there were 2,180,799 shares of our common stock outstanding.

(2) In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on September 18, 2015 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 18, 2015, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

Mr. Xianfu Han, the Company’s Chief Executive Officer and Mr. Weili He, the Company’s Chief Operating Officer and interim Chief Financial Officer, had advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. On December 2, 2014, the Board authorized the Company to issue 92,897 and 81,968 shares of common stock of the Company (collectively, the “Shares”), to each of Mr. Xianfu Han and Mr. Weili He, at $5.49 per share, the closing bid price quoted by Nasdaq on December 1, 2014. The Shares offset the payables advanced by the two executives in the amount of approximately $510,000 and $450,000, respectively, to the Company. Therefore, as of June 30, 2015, $approximately $16,000 and $68,000 remained payable to Mr. Han and Mr. He, respectively.

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2015 and 2014:

	Years Ended
	June 30,	June 30,
	2015	2014
Audit Fees	$165,000,	$165,000
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$165,000	$165,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman for our consolidated financial statements as of and for the year ended June 30, 2015.

The Company’s principal accountant, Friedman LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for the Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Weili He dated December 8, 2014	[X]

10.2	Employment Agreement with Xianfu Han dated December 8, 2014	[X]

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.4	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.5	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015	(1) (2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009. Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 27, 2015

10.10	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

21.1	List of Subsidiaries		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2013.

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm	[X]

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

AUDITED FINANCIAL STATEMENTS

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

JUNE 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Advanced Construction Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. China Advanced Construction Materials Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 25, 2015

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND 2014

ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$2,691,915	$15,431,110
Restricted cash	11,062,358	13,413,264
Accounts and notes receivable, net of allowance for doubtful accounts
of $28,209,249 and $31,667,803, as of June 30, 2015 and 2014, respectively	40,357,169	49,367,452
Inventories	1,416,664	1,562,309
Short term investments	5,401,499	14,716,023
Other receivables	1,080,187	4,121,550
Prepayments and advances	52,478,097	35,699,065
Deferred tax assets	1,836,757	2,585,902
Total current assets	116,324,646	136,896,675

PROPERTY PLANT AND EQUIPMENT, net	10,155,848	12,878,263

ADVANCES ON EQUIPMENT PURCHASES, net of allowance of $3,578,891 and $2,368,438, as of June 30, 2015 and 2014, respectively	1,684,064	2,855,937

Total assets	$128,164,558	$152,630,875

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$26,355,700	$54,396,713
Short term loans - other	-	3,250,000
Notes payable	30,530,050	9,750,000
Accounts payable	23,399,883	32,501,363
Customer deposits	1,284,579	1,072,998
Other payables	2,704,233	2,059,739
Other payables - shareholders	83,678	925,385
Accrued liabilities	2,603,662	2,241,208
Capital lease obligations - current	1,489,384	4,659,756
Taxes payable	12,859	192,205
Total current liabilities	88,464,028	111,049,367

OTHER LIABILITIES
Capital lease obligations - non current	-	1,177,586
Total liabilities	88,464,028	112,226,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,180,799 and 1,486,871 shares issued and outstanding as of June 30, 2015 and 2014, respectively	2,181	1,487
Additional paid-in-capital	38,373,584	35,233,305
Accumulated deficit	(15,398,817)	(11,234,705)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	10,475,225	10,155,478
Total shareholders' equity	39,700,530	40,403,922
Total liabilities and shareholders' equity	$128,164,558	$152,630,875

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
REVENUE
Sales of concrete	$55,156,358	$47,468,956
Manufacturing services	314,220	1,221,881
Total revenue	55,470,578	48,690,837

COST OF REVENUE
Concrete	50,464,403	42,809,448
Manufacturing services	285,620	1,258,283
Total cost of revenue	50,750,023	44,067,731

GROSS PROFIT	4,720,555	4,623,106

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	2,846,905	(7,683,463)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(10,142,589)	(10,676,783)
RESEARCH AND DEVELOPMENT EXPENSES	(1,143,476)	(1,484,218)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(90,494)	(1,669,923)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	-	(293,040)

LOSS FROM OPERATIONS	(3,809,099)	(17,184,321)

OTHER (EXPENSE) INCOME, NET
Subsidy income	1,673,444	2,921,550
Non-operating expense, net	(742,087)	(135,469)
Interest income	1,175,683	2,744,518
Interest expense	(1,361,697)	(2,548,080)
TOTAL OTHER INCOME, NET	745,343	2,982,519

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,063,756)	(14,201,802)

PROVISION FOR INCOME TAXES	(1,100,356)	(2,445,290)

NET LOSS	$(4,164,112)	$(16,647,092)

COMPREHENSIVE LOSS:
Net loss	$(4,164,112)	$(16,647,092)
Foreign currency translation adjustment	319,747	358,915

COMPREHENSIVE LOSS	$(3,844,365)	$(16,288,177)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	1,936,591	1,486,871
Diluted	1,936,591	1,486,871

Loss per share:
Basic	$(2.15)	$(11.20)
Diluted	$(2.15)	$(11.20)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,164,112)	$(16,647,092)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	2,127,260	2,399,263
Stock-based compensation expense	514,809	-
Deferred tax provision	764,487	1,648,292
(Recovery of) provision for doubtful accounts	(2,846,905)	7,683,463
Loss realized from disposal of property, plant and equipment	90,494	1,669,923
Impairment loss of long-lived assets	-	293,040
Imputed interest on other receivable from termination of leases	-	(710,155)
Changes in operating assets and liabilities
Accounts and notes receivable	(11,520,175)	4,807,707
Inventories	156,413	(433,778)
Other receivables	3,388,038	2,870,784
Other receivable from termination of lease	-	13,068,997
Prepayments and advances	(15,995,822)	(8,889,876)
Accounts payable	13,511,852	(1,443,156)
Customer deposits	202,663	(671,631)
Other payables	631,801	58,921
Accrued liabilities	348,505	1,249,739
Taxes payable	(179,882)	84,686
Net cash (used in) provided by operating activities	(12,970,574)	7,039,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions (acquisitions) of short-term investments, net	9,377,145	(9,533,591)
Proceeds from disposal of property, plant and equipment	57,015	-
Purchase of property, plant and equipment	(43,633)	(392,006)
Net cash provided by (used in) investing activities	9,390,527	(9,925,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	43,005,600	75,172,737
Payments of short term loans and bank guarantees	(71,309,312)	(64,794,400)
(Payments of) proceeds from short term loans - other	(3,258,000)	3,256,000
Proceeds from notes payable	50,987,700	17,908,000
Payments of notes payable	(30,380,850)	(8,140,000)
Payable to shareholder	118,302	168,057
Principal payments on capital lease obligations	(2,000,549)	(2,282,981)
Restricted cash	2,437,985	(6,894,601)
Proceeds from issuance of common stock	1,167,552	-
Net cash (used in) provided by financing activities	(9,231,572)	14,392,812

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	72,424	(25,171)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,739,195)	11,481,171

CASH AND CASH EQUIVALENTS, beginning of year	15,431,110	3,949,939

CASH AND CASH EQUIVALENTS, end of year	$2,691,915	$15,431,110

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIE S
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings
	Common stock		Additional	(Accmulated deficit)		Accumulated
						other
	Number	Par	Paid-in		Statutory	comprehensive
	of shares	amount	capital	Unrestricted	reserves	income	Total

BALANCE, June 30, 2013	1,486,871	$1,487	$35,233,305	$5,412,387	$6,248,357	$9,796,563	$56,692,099

Net loss	-	-	-	(16,647,092)	-	-	(16,647,092)
Foreign currency translation gain	-	-	-	-	-	358,915	358,915

BALANCE, June 30, 2014	1,486,871	1,487	35,233,305	(11,234,705)	6,248,357	10,155,478	40,403,922

Restricted stock issued for compensation and services	251,875	252	1,012,979	-	-	-	1,013,231
Common stock issued for repayment of related-party debts	174,865	175	960,009	-	-	-	960,184
Common stock issued under Employee Stock Purchase Plan	267,188	267	1,167,291	-	-	-	1,167,558
Net loss	-	-	-	(4,164,112)	-	-	(4,164,112)
Foreign currency translation gain	-	-	-	-	-	319,747	319,747

BALANCE, June 30, 2015	2,180,799	$2,181	$38,373,584	$(15,398,817)	$6,248,357	$10,475,225	$39,700,530

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	June 30,
	2015	2014
Current assets	$115,628,360	$136,681,518
Property, plant and equipment	10,154,170	12,874,414
Other noncurrent assets	491,100	487,500
Total assets	126,273,630	150,043,432

Liabilities	(87,520,412)	(111,066,630)

Intercompany payables*	(8,650,651)	(7,397,342)

Total liabilities	(96,171,063)	(118,463,972)

Net assets	$30,102,567	$31,579,460

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

Asset and liability accounts at June 30, 2015 and 2014, were translated at RMB 6.11 to $1.00 and RMB 6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for each of the years ended June 30, 2015 and 2014 were RMB 6.14 to $1.00.

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

Revenue represents the invoiced value of goods, net of a value added tax (“VAT”). The industry standard VAT rate for all of the Company’s concrete products that are sold in the PRC was 6% of the gross sales price prior to July 1, 2014. On July 1, 2014, the standard VAT rate for concrete products decreased to 3% of the gross sales price. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation granted the Company a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price.

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

Current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

The carrying value of long-term capital lease obligations approximate their fair value as interest rates approximate the market rate.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of June 30, 2015 and 2014, the Company had deposits in excess of federally insured limits totaling approximately $2.7 million and $15.3 million, respectively.

Restricted cash

As of June 30, 2015 and 2014, restricted cash consisted of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. For the years ended June 30, 2015 and 2014, approximately $0.1 million and $10.9 million was written off against the allowance balance, respectively.

Other receivables

Other receivables primarily include advances to employees, due from unrelated entities, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection are made.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2015 and 2014, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company entered into an investment agreement with a financial investment company in April 2015. The agreement allows the Company to invest up to RMB 100 million ($16.4 million) for maximum periods of two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 10% per annum. The Company’s investment is not subject to market fluctuation; therefore, the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured.

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the years ended June 30, 2015 and 2014, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $1.2 million.

Stock-based compensation

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company records stock-based compensation expense at fair value on the grant date and recognizes the expense over the employee's requisite service period. Unrecognized expense is deferred and included in the consolidated balance sheets, and amortized over the remaining requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for the year ended June 30, 2015. For the year ended June 30, 2014, the Company recognized approximately $0.3 million of impairment charges related to portable plants.

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

United States federal, state and local income tax returns prior to 2012 are not subject to examination by any applicable tax authorities.

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate was 6% of gross sales for the Company’s industry, which was decreased to 3% of gross sales on July 1, 2014. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation granted the Company a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price.

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the years ended June 30, 2015 and 2014 were approximately $1.1 million and $1.5 million, respectively. Advertising costs for the years ended June 30, 2015 and 2014 were approximately $52,000 and $14,000, respectively. Repair and maintenance costs for each of the years ended June 30, 2015 and 2014 were approximately $0.2 million.

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

Recent Accounting Pronouncements

In July 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2015 and 2014, the Company paid interest in the amounts of approximately $1.4 million and $2.5 million, respectively.

Cash payments for income tax for the years ended June 30, 2015 and 2014 were $0.5 million and $0.7 million, respectively.

Non-cash investing and financing activities

The Company had receivables of approximately $0.8 million as a result of disposal of property, plant and equipment during the year ended June 30, 2015. Pursuant to a three-party settlement agreement, the Company offset accounts receivable with capital lease obligations for approximately $2.4 million during the year ended June 30, 2015. The Company issued stock to payoff shareholder debt of approximately $0.9 million (see Note 12).

For the year ended June 30, 2014, the Company acquired property, plant and equipment under capital lease agreements for approximately $3.6 million (See Note 6). The Company had receivables of approximately $1.2 million as a result of disposal of property, plant and equipment during the year ended June 30, 2014. The Company offset other payables from acquisitions of property, plant and equipment of approximately $0.4 million with other receivables from termination of leases with during the year ended June 30, 2014 pursuant to a settlement agreement. The Company offset prepayments with addition of property, plant and equipment for approximately $1.2 million for the year ended June 30, 2014.

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

Based on the historical experience and its individual evaluation process, the Company’s estimates of its allowance for doubtful accounts as of June 30, 2015 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, and 100% for accounts receivable past due beyond three years, plus any additional amounts as necessary.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2015	2014

Accounts receivable	$68,566,418	$80,662,464

Notes receivable	-	372,791

	68,566,418	81,035,255

Less: Allowance for doubtful accounts	(28,209,249)	(31,667,803)

Total accounts and notes receivable, net	$40,357,169	$49,367,452

Note 5 – Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2015	2014

Other receivables, current	$3,483,549	$6,932,437

Less: Allowance for doubtful accounts, current	(2,403,362)	(2,810,887)

Other receivables - current, net	$1,080,187	$4,121,550

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2015	2014

Machinery and equipment	$2,363,324	$4,158,656

Transportation equipment	1,030,710	1,095,548

Leased equipment	11,287,442	11,204,700

Office equipment	1,305,992	1,310,508

Buildings and improvements	393,205	299,074
Total	16,380,673	18,068,486

Less: Accumulated depreciation	(6,224,825)	(5,190,223)

Plant and equipment, net	$10,155,848	$12,878,263

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended June 30, 2015 and 2014 amounted to approximately $2.1 million and $2.4 million, respectively. Depreciation expense for the leased equipment was $1.5 million each of for the years ended June 30, 2015 and 2014. Accumulated depreciation for the leased equipment as of June 30, 2015 and 2014 was $3.3 million and $1.7 million, respectively. There was no impairment charge for the year ended June 30, 2015. The Company recognized approximately $0.3 million of impairment charges relating to the portable plants for the year ended June 30, 2014.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	June 30,	June 30,
	2015	2014

Advances on inventory purchases	$51,979,493	$35,373,493

Deferred stock-based compensation	498,604	-

Rent prepayments (see Note 15)	-	325,572

Total prepayments and advances	$52,478,097	$35,699,065

In September 2015, the Company entered into agreements with certain vendors to offset advances on inventory purchases with certain payables for approximately $1.0 million.

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	June 30,	June 30,
	2015	2014

Loan from Shanghai Pudong Development Bank, repaid in full in January 2015	$-	$10,968,750

Loan from Construction Bank, interest rate at 6% per annum, due November 18, 2015; guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	5,729,500	5,687,500

Loan from Beijing Bank, interest rate at 6.4% per annum, due March 12, 2016, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	4,911,000	4,875,000

Loan from Hana Bank, repaid in full in September 2014	-	6,500,000
Loan from Citic Bank, interest rate at 7.80% per annum, due August 25, 2015; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. This loan was repaid in August 2015.	3,274,000	3,250,000

	$13,914,500	$31,281,250

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

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	June 30,	June 30,
	2015	2014

Bank guarantees due to Construction Bank, various due dates from July to November 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party.*	$12,441,200	$23,115,463

* $7.5 million was repaid in July and August 2015.

As of June 30, 2015 and 2014, the Company had restricted cash for short-term loans and bank guarantees of approximately $2.6 million and $10.5 million, respectively.

Short term loans - other:

The outstanding balance consisted of the following:

	June 30,	June 30,
	2015	2014

Short term loans due to unrelated third-party individual, repaid in full on August 28, 2014	$-	$3,250,000

	$-	$3,250,000

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han and amounted to approximately $30.5 million (RMB 187 million) and $9.8 million (RMB 60 million) as of June 30, 2015 and 2014, respectively, and were non-interest bearing with expiration dates between July and December 2015. The restricted cash for the notes was approximately $8.5 million and $2.9 million as of June 30, 2015 and 2014, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2015	2014

Lease obligations for concrete pump trucks maturing in January 2016, lease payment at $186,000 per month with interest at 7.68% per annum	$1,152,950	$4,790,877
Lease obligations for concrete mixer trucks maturing September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	95,420	473,600
Lease obligations for concrete mixer trucks maturing in May 2014, lease payment at $156,000 per month with interest at 7.28% per annum*	266,757	606,052

Lease obligations for concrete pump trucks paid off in April 2015	-	187,801

Total	1,515,127	6,058,330

Less: Deferred interest	(25,743)	(220,988)

	1,489,384	5,837,342

Less: Capital lease obligations - current	(1,489,384)	(4,659,756)

Capital lease obligations - non current	$-	$1,177,586

* The lessor verbally agreed to extend the due date for the remaining balance to August 2015 without penalty. The obligation was substantially paid off in August 2015.

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

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 12). Other payables - shareholders consisted of the following:

	June 30,	June 30,
	2015	2014

Xianfu Han	$15,762	$450,540

Weili He	67,916	474,845

	$83,678	$925,385

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the year ended June 30, 2015. As of June 30, 2015, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.9 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. For the years ended June 30, 2015 and 2014, valuation allowance for deferred tax assets decreased by approximately $0.2 million and $0.1 million, respectively. Management reviews this valuation allowance periodically and makes adjustments accordingly.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is $0 under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIEs had cumulative losses of approximately $1.0 million and $1.5 million as of June 30, 2015 and 2014, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

China-ACMH and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until 2018.

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

Loss before provision for income taxes consisted of:

	Years ended
	June 30,
	2015	2014

USA and BVI	$(1,603,513)	$(414,927)

China	(1,460,243)	(13,786,875)

	$(3,063,756)	$(14,201,802)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Provision for income taxes consisted of:

	Years ended
	June 30,
	2015	2014

Current provision:

USA	$-	$-

China	(335,869)	(796,998)

Total current provision	(335,869)	(796,998)

Deferred provision:

USA	-	-

China	(764,487)	(1,648,292)

Total deferred provision	(764,487)	(1,648,292)

Total provision for income taxes	$(1,100,356)	$(2,445,290)

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2015	2014

Deferred tax assets - current

Allowance for doubtful accounts	$4,591,891	$5,171,804

Valuation allowance	(2,755,134)	(2,585,902)

Total deferred tax assets - current	$1,836,757	$2,585,902

Deferred tax assets - non-current

Net operating loss carryforward in the U.S.	$309,393	$506,644

Impairment loss of long-lived assets	-	244,931

	309,393	751,575

Valuation allowance	(309,393)	(751,575)

Total deferred tax assets - non-current	$-	$-

As of June 30, 2015 and 2014, the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to provision for doubtful accounts. As such, as of June 30, 2015, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. As of June 30, 2014, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, of which $2.6 million against deferred tax assets – current related to its allowance for doubtful accounts, and $0.2 million against deferred tax assets – noncurrent related to impairment loss of long-lived assets.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.3 million and $0.5 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of June 30, 2015 and 2014, respectively, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance

For deferred tax assets - current

As of June 30, 2014	$2,585,902

Allowance for doubtful accounts	(309,052)

Increased allowance rate	459,189

Effect of exchange rate difference	19,095

As of June 30, 2015	$2,755,134

Valuation
Allowance

For deferred tax assets - noncurrent

As of June 30, 2014	$751,575

Net operating loss carryforward in the U.S.	(197,251)

Impairment loss of long-lived assets	(244,931)

As of June 30, 2015	$309,393

Taxes payable consisted of the following:

	June 30,	June 30,
	2015	2014

Income taxes payable	$-	$163,753

Other taxes payable	12,859	28,452

Total taxes payable	$12,859	$192,205

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2015 and 2014.

	June 30,		June 30,
	2015		2014

U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
PRC statutory rates	25%		25%
Preferential tax treatment	(10%	)	(10%	)
Change in valuation allowance	2%		(8%	)
Non-deductible PRC expenses*	(32%	)	(18%	)

Other**	(22%	)	(6%	)

Effective income tax rates	(36%	)	(17%	)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

*This represents certain freight costs disallowed for deductions by PRC tax authorities according to certain VAT tax policy.
**This represents the expenses (income) incurred by the Company that are not subject to PRC income taxes during the years.

(b) Uncertain tax positions

There were no uncertain tax positions as of June 30, 2015 and 2014. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the years ended June 30, 2015 and 2014, the Company did not incur any tax related interest and penalties.

Note 12 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of June 30, 2015, 75,000 shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

Effective June 29, 2015, the Board granted an aggregate of 100,000 shares of common stock, which were issued with a market value of $380,000 to its two employees under the 2009 Plan. These shares are vested in two equal installments every three months from the date of grant. As of June 30, 2015, none of shares was vested.

Effective June 29, 2015, at the annual meeting held on that date, the Stockholders of the Company approved to increase by 200,000 shares of common stock reserved under the 2009 Plan.

For the years ended June 30, 2015 and 2014, the Company recognized $0.5 million and $0 of compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Nonvested as of June 30, 2014	-	$-	$-
Granted	251,875	4.02	1,013,413
Vested	(76,875)	4.17	320,663
Nonvested As of June 30, 2015	175,000	$3.96	$692,750

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.1 million as of June 30, 2015 and 2014.

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

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, and is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, and is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $1.0 million and $0.7 million for the years ended June 30, 2015 and 2014, respectively.

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

Note 15 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expires on September 30, 2015, with annual payments of approximately $219,000. The Company is in the process of renewing such agreement. The Company has a lease agreement to lease office space from a third party through October 31, 2015, with annual payments of approximately $27,000. The Company also has an eight-year operating lease agreement for a concrete service plant with an unrelated party through August 17, 2021, with a monthly payment of approximately $54,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the years ended June 30, 2015 and 2014 were approximately $1.6 million $2.0 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending June 30,	Amount
2016	$715,000
2017	652,000
2018	652,000
2019	652,000
2020	652,000
Thereafter	652,000
Total	$3,975,000

Executive cash bonuses

Effective December 25, 2014, the compensation committee of the Board approved a new cash compensation plan for the Company’s executive officers. Subject to achieving certain operational targets for the Company, the compensation plan provided cash bonuses for up to 160% of base salary, payable at the end of each quarter of the year ending June 30, 2015, starting from the end of the second quarter ended December 31, 2014 and at the end of the fiscal year. For the year ended June 30, 2015, these targets were not made and no expense related to the cash bonuses had been accrued.

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

Note 16 - Concentrations

For the year ended June 30, 2015, the Company had one customer that represented approximately 14.1% of total revenue. For the year ended June 30, 2014, the same customer represented approximately 10.6% of total revenue. As of June 30, 2015 and 2014, no customer accounted for more than 10% of the total balance of accounts receivable.

For the year ended June 30, 2015, the Company had one vendor that represented approximately 16.4% of total purchases. For the year ended June 30, 2014, the same vendor represented approximately 11.9% of total purchases. As of June 30, 2015 and 2014, no vendor accounted for more than 10% of the total balance of accounts payable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han

Date: September 25, 2015		Xianfu Han
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	September 25, 2015
Xianfu Han	(principal executive officer)

/s/Weili He	Vice Chairman, Chief Operating Officer and Interim Chief	September 25, 2015
Weili He	Financial Officer (interim principal financial officer and principal accounting officer)

/s/Tao Jin	Director	September 25, 2015
Tao Jin

/s/Xinyong Gao	Director	September 25, 2015
Xinyong Gao

/s/Ken Ren	Director	September 25, 2015
Ken Ren