Form 10-Q
period 2015-09-30
China Advanced Construction Materials Group, Inc
filed 2015-11-16
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,180,799

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32

PART II OTHER INFORMATION
ITEM 1A.	RISK FACTORS
ITEM 6.	EXHIBITS	34

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
ASSETS	2015	2015

CURRENT ASSETS:
Cash and cash equivalents	$1,330,537	$2,691,915
Restricted cash	7,304,744	11,062,358
Accounts and notes receivable, net of allowance for doubtful accounts of $27,443,778 and $28,209,249, as of September 30, 2015 and June 30, 2015, respectively	38,389,227	40,357,169
Inventories	1,348,522	1,416,664
Short term investments	5,187,023	5,401,499
Other receivables	1,051,306	1,080,187
Prepayments and advances	43,635,237	52,478,097
Deferred tax assets	1,763,825	1,836,757
Total current assets	100,010,421	116,324,646

PROPERTY PLANT AND EQUIPMENT, net	9,477,949	10,155,848

ADVANCES ON EQUIPMENT PURCHASES, net of allowance of $3,723,184 and
$3,578,891 as of September 30, 2015 and June 30, 2015, respectively	859,196	1,684,064

Total assets	$110,347,566	$128,164,558

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$16,506,000	$26,355,700
Notes payable	26,173,800	30,530,050
Accounts payable	25,787,644	23,399,883
Customer deposits	728,388	1,284,579
Other payables	1,220,749	2,704,233
Other payables - shareholders	142,143	83,678
Accrued liabilities	1,921,408	2,603,662
Capital lease obligations - current	684,215	1,489,384
Taxes payable	157,947	12,859
Total current liabilities	73,322,294	88,464,028

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,180,799 shares issued and outstanding as of September 30 and June 30, 2015	2,181	2,181
Additional paid-in-capital	38,373,584	38,373,584
Accumulated deficit	(16,490,968)	(15,398,817)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,892,118	10,475,225
Total shareholders' equity	37,025,272	39,700,530
Total liabilities and shareholders' equity	$110,347,566	$128,164,558

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the three months ended
	September 30,
	2015	2014
REVENUE
Sales of concrete	$13,472,831	$20,900,690
Manufacturing services	-	313,063
Total revenue	13,472,831	21,213,753

COST OF REVENUE
Concrete	11,855,331	19,045,388
Manufacturing services	-	283,452
Total cost of revenue	11,855,331	19,328,840

GROSS PROFIT	1,617,500	1,884,913

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	(894,784)	1,027,973
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,544,688)	(2,667,304)
RESEARCH AND DEVELOPMENT EXPENSES	(130,446)	(500,167)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	-	(80,732)

LOSS FROM OPERATIONS	(952,418)	(335,317)

OTHER (EXPENSE) INCOME, NET
Subsidy income	-	645,805
Non-operating expense, net	(132,894)	(118,764)
Interest income	171,836	703,509
Interest expense	(178,675)	(473,659)
TOTAL OTHER (LOSS) INCOME, NET	(139,733)	756,891

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,092,151)	421,574

PROVISION FOR INCOME TAXES	-	(336,664)

NET (LOSS) INCOME	$(1,092,151)	$84,910

COMPREHENSIVE LOSS:
Net (loss) Income	$(1,092,151)	$84,910
Foreign currency translation adjustment	(1,583,107)	74,449

COMPREHENSIVE (LOSS) INCOME	$(2,675,258)	$159,359

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,180,799	1,591,188
Diluted	2,180,799	1,625,427

(Loss) Earnings per share:
Basic	$(0.50)	$0.05
Diluted	$(0.50)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,092,151)	$84,910
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation	513,775	561,922
Stock-based compensation expense	311,719	43,900
Deferred tax provision	-	99,275
Provision (Recovery) for doubtful accounts	894,784	(1,027,973)
Loss realized from disposal of property, plant and equipment	-	80,732
Changes in operating assets and liabilities
Accounts and notes receivable	(3,073)	(2,026,485)
Inventories	12,072	(142,011)
Other receivables	(258,194)	(453,437)
Prepayments and advances	6,362,149	(3,574,741)
Accounts payable	3,367,535	(669,926)
Customer deposits	(512,897)	30,270
Other payables	(1,620,638)	136,481
Accrued liabilities	(618,893)	49,583
Taxes payable	147,821	73,452
Net cash provided by (used in) operating activities	7,504,009	(6,734,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments, net	-	4,057,500
Purchase of property, plant and equipment	-	(29,344)
Net cash provided by investing activities	-	4,028,156

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	3,192,000	9,575,700
Payments of short term loans and bank guarantees	(12,129,600)	(27,672,150)
Payments of short term loans - other	-	(3,246,000)
Proceeds from notes payable	14,922,600	17,122,650
Payments of notes payable	(18,114,600)	(9,738,000)
Payable to shareholder	58,466	38,745
Principal payments on capital lease obligations	(74,831)	(167,857)
Restricted cash	3,369,026	4,064,546
Proceeds from issuance of common stock	-	1,167,552
Net cash used in financing activities	(8,776,939)	(8,854,814)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(88,448)	58,555

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,361,378)	(11,502,151)

CASH AND CASH EQUIVALENTS, beginning of period	2,691,915	15,431,110

CASH AND CASH EQUIVALENTS, end of period	$1,330,537	$3,928,959

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entities listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2015 on Form 10-K filed with the SEC on September 25, 2015 and have been consistently applied.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	June 30,
	2015	2015
Current assets	$99,629,358	$115,628,360
Property, plant and equipment	9,476,865	10,154,170
Other noncurrent assets	-	491,100
Total assets	109,106,223	126,273,630

Liabilities	(72,372,481)	(87,520,412)

Intercompany payables*	(8,302,333)	(8,650,651)

Total liabilities	(80,674,814)	(96,171,063)

Net assets	$28,431,409	$30,102,567

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

Asset and liability accounts at September 30 and June 30, 2015, were translated at RMB 6.36 to $1.00 and RMB 6.11 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended September 30, 2015 and 2014 were RMB 6.27 and RMB 6.16 to $1.00, respectively.

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

Revenue represents the invoiced value of goods, net of a value added tax (“VAT”). The industry standard VAT rate for all of the Company’s concrete products sold in the PRC was 6% of the gross sales price prior to July 1, 2014. On July 1, 2014, the standard VAT rate for concrete products decreased to 3% of the gross sales price. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation granted the Company a VAT tax exemption, which expired in June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of September 30, 2015 and June 2015, the Company had deposits in excess of federally insured limits totaling approximately $1.2 million and $ 2.7 million, respectively.

Restricted cash

As of September 30, 2015 and June 30, 2015, restricted cash consisted of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs of account balances against the allowance for each of the three months ended September 30, 2015 and 2014.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company entered into an investment agreement with a financial investment company in April 2015. The agreement allows the Company to invest up to RMB 100 million ($16.4 million) for maximum periods of two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 10% per annum by such a financial investment company. As of September 30, 2015 the Company did not experience gain or loss on its investment.  However, the Company’s funds deposited with the financial investment company are not insured and the income guaranteed by the financial investment company is subject to the financial investment company’s ability in future, to pay such income.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the three months ended September 30, 2015 and 2014, the Company recorded a bad debt allowance for advances on equipment purchases for approximately 0.3 million.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the value of an asset is determined to be impaired, the impairment to be recognized is measured in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for each of the three months ended September 30, 2015 and 2014.

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

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate was 6% of gross sales for the Company’s industry, which was decreased to 3% of gross sales on July 1, 2014. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation granted the Company a VAT tax exemption, which expired in June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price.

Research and development, advertising and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended September 30, 2015 and 2014 were approximately $0.1 million and $ 0.5 million, respectively. Advertising costs for the three months ended September 30, 2015 and 2014 were approximately $0 and $51,000, respectively. Repair and maintenance costs for the three months ended September 30, 2015 and 2014 were approximately $33,000 and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

For the three months ended September 30, 2015 and 2014, the Company paid interest in the amounts of approximately $0.2 million and $0.5 million, respectively.

Cash payments for income tax for the three months ended September 30, 2015 and 2014 were approximately $14,000 million and $0.2 million, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities

Pursuant to certain three-party settlement agreements, the Company offset prepayment and advances on equipment purchase with capital lease obligations for approximately $0.7 million during the three months ended September 30, 2015. The Company had payables of approximately $0.2 million as a result of acquisition of property and equipment.

During the three months ended September 30, 2014, the Company had receivables of approximately $0.8 million as a result of disposal of property, plant and equipment.. The Company offset prepayments with addition of property, plant and equipment for approximately $0.1 million for the three months ended September 30, 2014.

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

Based on the historical experience and its individual evaluation process, the Company’s estimates of its allowance for doubtful accounts as of September 30, 2015 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, and 100% for accounts receivable past due beyond three years, plus any additional amounts as necessary.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2015	2015

Accounts receivable	$65,792,654	$68,566,418

Notes receivable	40,351	-

	65,883,005	68,566,418

Less: Allowance for doubtful accounts	(27,443,778)	(28,209,249)

Total accounts and notes receivable, net	$38,389,227	$40,357,169

Note 5 – Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	September 30,	June 30,
	2015	2015

Other receivables, current	$3,599,541	$3,483,549

Less: Allowance for doubtful accounts, current	(2,548,235)	(2,403,362)

Other receivables - current, net	$1,051,306	$1,080,187

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2015	2015

Machinery and equipment	$2,269,484	$2,363,324

Transportation equipment	989,784	1,030,710

Leased equipment	10,839,254	11,287,442

Office equipment	1,271,742	1,305,992

Buildings and improvements	591,390	393,205

Total	15,961,654	16,380,673

Less: Accumulated depreciation	(6,483,705)	(6,224,825)

Plant and equipment, net	$9,477,949	$10,155,848

Depreciation expense for the three months ended September 30, 2015 and 2014 amounted to approximately $0.5 million and $0.6 million, respectively. Depreciation expense for the leased equipment was $0.4 million for each of the three months ended September 30, 2015 and 2014, respectively. Accumulated depreciation for the leased equipment as of September 30 and June 30, 2015 was $3.7 million and $3.3 million, respectively. There was no impairment charge for the three months ended September 30, 2015 and 2014.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	September 30,	June 30,
	2015	2015

Advances on inventory purchases	$43,448,353	$51,979,493

Deferred stock-based compensation	186,884	498,604

Rent prepayments (see Note 15)	-	-

Total prepayments and advances	$43,635,237	$52,478,097

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2015	2015

Loan from China Construction Bank, interest rate at 6% and 4.6% per annum, due November 18, 2015 and September 9, 2016; guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	8,646,000	5,729,500

Loan from Bank of Beijing, interest rate at 6.4% per annum, due March 12, 2016, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	4,716,000	4,911,000

Loan from Citic Bank, interest rate at 7.80% per annum; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. This loan was repaid in full in August 2015.	-	3,274,000

	$13,362,000	$13,914,500

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

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	September 30,	June 30,
	2015	2015
Bank guarantees due to China Construction Bank, various due dates from July to November 2015, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party.*	$3,144,000	$12,441,200

* $7.5 million was repaid in July and August 2015.

As of September 30, 2015 and June 2015, the Company had restricted cash for short-term loans and bank guarantees of approximately $0.7 million and $2.6 million, respectively.

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han and amounted to approximately $26.2 million (RMB 167 million) and $30.5 million (RMB 187 million) as of September 30, 2015 and June 2015, respectively, and were non-interest bearing with expiration dates between October 2015 and March 2016. The restricted cash for the notes was approximately $6.6 million and $8.5 million as of September 30, 2015 and June 2015, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2015	2015

Lease obligations for concrete pump trucks maturing in January 2016, lease payment at $186,000 per month with interest at 7.68% per annum	$635,571	$1,152,950

Lease obligations for concrete mixer trucks maturing September 2015, lease payment at $32,000 per month with interest at 7.98% per annum	-	95,420

Lease obligations for concrete mixer trucks maturing in May 2014, lease payment at $156,000 per month with interest at 7.28% per annum*	55,440	266,757

Total	691,011	1,515,127

Less: Deferred interest	(6,796)	(25,743)

	684,215	1,489,384

Less: Capital lease obligations - current	(684,215)	(1,489,384)

Capital lease obligations - non current	$-	$-

* The balance was substantially repaid in October 2015.

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

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 12). Other payables - shareholders consisted of the following:

	September 30,	June 30,
	2015	2015

Xianfu Han	$56,279	$15,762

Weili He	85,844	67,916

	$142,143	$83,678

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the three months ended September 30, 2015. As of September 30, 2015, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.4 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There was no change in the valuation for deferred tax assets for each of the three months ended September 30, 2015 and 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is $0 under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIEs had cumulative losses of approximately $1.7 million and $1.0 million as of September 30, 2015 and June 30, 2015, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

Loss before provision for income taxes consisted of:

	Three months ended
	September 30,
	2015	2014

USA and BVI	$(399,845)	$(135,070)
China	(692,306)	556,644
	$(1,092,151)	$421,574

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Provision for income taxes consisted of:

	Three months ended
	September 30,
	2015	2014
Current provision:
USA	$-	$-

China	-	(237,389)

Total current provision	-	(237,389)

Deferred provision:

USA	-	-
China	-	(99,275)
Total deferred provision	-	(99,275)
Total provision for income taxes	$-	$(336,664)

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2015	2015

Deferred tax assets - current

Allowance for doubtful accounts	$4,409,562	$4,591,891

Valuation allowance	(2,645,737)	(2,755,134)

Total deferred tax assets - current	$1,763,825	$1,836,757

Deferred tax assets - non-current

Net operating loss carryforward in the U.S.	$309,393	$309,393

Impairment loss of long-lived assets	-	-

	309,393	309,393

Valuation allowance	(309,393)	(309,393)

Total deferred tax assets - non-current	$-	$-

As of September 30, 2015 and June 30, 2015 the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to provision for doubtful accounts. As such, as of September 30 and June 30, 2015, the Company provided approximately $2.6 million and $2.8 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.3 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of September 30 and June 30, 2015, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance

For deferred tax assets - current

As of June 30, 2015	$2,755,134

Allowance for doubtful accounts	-

Effect of exchange rate difference	(109,398)

As of September 30, 2015	$2,645,736

Valuation
Allowance

For deferred tax assets – noncurrent

As of June 30, 2015	$309,393

Net operating loss carryforward in the U.S.	-

Impairment loss of long-lived assets	-

As of September 30, 2015	$309,393

Taxes payable consisted of the following:

	September 30,	June 30,
	2015	2015

Income taxes payable	$-	$-

Other taxes payable	157,947	12,859

Total taxes payable	$157,947	$12,859

(b) Uncertain tax positions

There were no uncertain tax positions as of September 30, 2015 and June 30, 2015. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three months ended September 30, 2015 and 2014, the Company did not incur any tax related interest and penalties.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of September 30, 2015, all of the shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

Effective June 29, 2015, the Board granted an aggregate of 100,000 shares of common stock, which were issued with a market value of $380,000 to its two employees under the 2009 Plan. These shares are vested in two equal installments every three months from the date of grant. As of September 30, 2015, a total of 50,000 shares were vested.

Effective June 29, 2015, at the annual meeting held on that date, the Stockholders of the Company approved to increase by 200,000 shares of common stock reserved under the 2009 Plan.

For the three months ended September 30, 2015 and 2014, the Company recognized $311,719 and $43,900 compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	251,875	4.02	1,013,413
Vested	(76,875)	4.17	320,663
Nonvested as of June 30, 2015	175,000	$3.96	$692,750
Vested	(125,000)	4.02	502,750
Nonvested as of September 30, 2015	50,000	$3.80	$190,000

Stock Issuance

Effective December 2, 2014, the Board authorized the issuance of 174,865 shares of restricted common stock to two shareholders for repayments of certain other payables. These other payables were originated from the professional expenses the shareholders paid on behalf of the Company.

See Note 14 for stocks issued under the 2013 Employee Stock Purchase Plan.

Note 13 – Reserves and dividends

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all its tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the Board, after the statutory reserves. The statutory reserves include the surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million and $2.1 million as of September 30, 2015 and June 30, 2015.

The transfer to this reserve must be made before the distribution of any dividends to the Company’s shareholders. The surplus reserve fund is non-distributable other than during liquidation. The surplus reserve fund can however be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.2 million for the three months ended September 30, 2015 and 2014..

On November 21, 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. Under the ESPP, the Board may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

The aggregate number of shares of common stock that may be issued under the ESPP is 280,000 shares initially plus an annual increase in the number of shares on July 1 of each year, commencing on July 1, 2014 and ending on July 1, 2023, which equals to one percent of the number of shares of Common Stock outstanding on each such date, and subjects to proportionate adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company, under which circumstances, the class(es) and number of shares and price per share of stock subject to outstanding rights, may also be adjusted by the Board or the committee delegated by the Board.

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

Effective July 10, 2014, two employees received an aggregate of 65,102 shares of the Company's common stock, at $4.99 per share, the closing stock price on July 9, 2014, and were paid in full a total of $324,860 (RMB 2 million) under the ESPP.

Effective September 9, 2014, four employees received an aggregate of 202,086 shares of the Company’s common stock, at $4.17 per share, the closing stock price on September 8, 2014, and were paid in full a total of $842,692 (RMB 5.2 million) under the ESPP.

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

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended September 30, 2015 and 2014 were approximately $0.2 million $0.5 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending September 30,	Amount
2016	$879,000
2017	856,000
2018	638,000
2019	638,000
2020	638,000
Thereafter	479,000
Total	$4,128,000

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

Note 16 - Concentrations

For the three months ended September 30, 2015, the Company had one customer that represented approximately 12.4% of total revenue. For the three months ended September 30, 2014, the same customer represented approximately 13.2% of total revenue. As of September 30, 2015 and 2014, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended September 30, 2015, the Company had one vendor that represented approximately 10.1% of total purchases. For the three months ended September 30, 2014, the same vendor represented approximately 15.3% of total purchases. As of September 30, 2015 and 2014, no vendor accounted for more than 10% of the total balance of accounts payable.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

During the three months ended September 30, 2015, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (two as of September 30, 2015).

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2015, one customer accounted for approximately 12.4% of our sales and 2.7% of our accounts receivable as of September 30, 2015. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

The following table sets forth key components of our results of operations for the three months ended September 30, 2015 and 2014, in US dollars:

		Three months ended
		September 30,
				Percentage
	2015	2014	Change	Change
Total revenue	$13,472,831	$21,213,753	$(7,740,922)	(36)%
Total cost of revenue	11,855,331	19,328,840	(7,473,509)	(39)%
Gross profit	1,617,500	1,884,913	(267,413)	(14)%
(Provision for) recovery of doubtful accounts	(894,784)	1,027,973	(1,922,757)	(187)%
Selling, general and administrative expenses	(1,544,688)	(2,667,304)	1,122,616	(42)%
Research and development expenses	(130,446)	(500,167)	369,721	(74)%
Loss realized from disposal of property, plant and equipment	-	(80,732)	80,732	(100)%
Loss from operations	(952,418)	(335,317)	(617,101)	184%
Other income, net	(139,733)	756,891	(896,624)	(118)%
Loss before provision for income taxes	(1,092,151)	421,574	(1,513,725)	(359)%
Provision for income taxes	-	(336,664)	336,664	(100)%
Net loss	$(1,092,151)	$84,910	$(1,177,061)	(1,386)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended September 30, 2015, we generated total revenue of approximately $13.5 million, as compared to approximately $21.2 million during the three months ended September 30, 2014, a decrease of approximately $7.7 million, or 36%. The decrease in revenue was principally due to the decreased sales volume resulted from an approximately three weeks of government-mandated suspension of industrial activities in the city of Beijing where multiple international events were hosted during the period.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $11.9 million for the three months ended September 30, 2015, as compared to approximately $19.3 million for the three months ended September 30, 2014, a decrease of approximately $7.5 million, or 39%. The decrease in cost of revenue was primarily associated to the decrease in production from our concrete plants during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Gross Profit. Total gross profit was approximately $1.6 million for the three months ended September 30, 2015, as compared to approximately $1.9 million for the three months ended September 30, 2014, a decrease of approximately $0.3 million, which was primarily due to the decrease of production volume.

(Provision for) Recovery of Doubtful Accounts. We incurred provision for doubtful accounts of approximately $0.9 million for the three months ended September 30, 2015; while we had a recovery of doubtful accounts of approximately $1.0 million for the three months ended September 30, 2014. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary.

As of September 30, 2015, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts receivable and notes	$65,833,005	$12,232,597	$8,856,304	$12,464,610	$12,835,003	$6,427,385	$13,017,106
Allowance for doubtful accounts	(27,443,778)	-	-	(1,871,734)	(7,734,399)	(4,820,539)	(13,017,106)
Accounts receivable and notes, net	$38,389,227	$12,232,597	$8,856,304	$10,592,876	$5,100,604	$1,606,846	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $1.5 million for the three months ended September 30, 2015, as compared to approximately $2.7 million for the three months ended September 30, 2014, a decrease of approximately $1.2 million. We incurred approximately $0.3 million of stock-based compensation for the three months ended September 30, 2015, which was primarily offset by the decreases of $0.3 million in consulting expense, $0.2 million in rent and $0.3 million in salary as compared to the three months ended September 30, 2014.

Research and Development Expenses. Research and development expenses were approximately $0.1 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The Company’s research and development expenditure was maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook, plus discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss from Operations. We incurred loss from operations of approximately $1.0 million and $0.3 million for the three months ended September 30, 2015 and 2014. Such increase of approximately $0.6 million in loss from operations was primarily due to a $0.3 million decrease in gross profit and a $1.9 million change from recovery of doubtful accounts to provision of doubtful accounts, and was primarily offset by a $1.1 million decrease in selling, general and administration expenses and a $0.4 million decrease in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We incurred net other expense of approximately $0.1 million for the three months ended September 30, 2015, while we recognized $0.8 million for the three months ended September 30, 2014. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected during the aforementioned period from our customers had been retained by the Company and recorded as other subsidy income. Approximately $0.6 million of subsidy income was recorded for the three months ended September 30, 2014. We also recorded $0.2 million and $0.5 million interest expense for the three months ended September 30, 2015 and 2014, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0 and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net (Loss) Income. We incurred net loss of approximately $1.1 million for the three months ended September 30, 2015, as compared to a net income of approximately $0.1 million for the three months ended September 30, 2014, a change of $1.2 million from net income to net loss. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of approximately $1.3 million and restricted cash of approximately $7.3 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of September 30, 2015, we had working capital of approximately $26.7 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$7,504,009	$(6,734,048)
Net cash provided by investing activities	-	4,028,156
Net cash used in financing activities	(8,776,939)	(8,854,814)
Effect of foreign currency translation on cash and cash equivalents	(88,448)	58,555
Net change in cash	$(1,361,378)	$(11,502,151)

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $7.5 million for the three months ended September 30, 2015, which was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $0.6 million, primarily including adjustments for $0.5 million of depreciation, $0.3 million of stock-based compensation expense, and $0.9 million of recovery doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash inflow of approximately $7.5 million, which mainly included cash inflow for prepayments and advances of $6.4 million and additional accounts payable of $3.4 million, and was primarily offset by reduction of other payables of approximately $1.6 million and reduction of accrued liabilities of $0.6 million.

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

We are making improvements in our cash inflows from operating activities, combined with winning more favorable terms with our suppliers and customers which will be accompanied by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $4.0 million for the three months ended September 30, 2014, which was primarily attributable to approximately $4.1 million net redemption of short term investments.

Financing Activities. Net cash used in financing activities totaled approximately $8.8 million for the three months ended September 30, 2015, which was primarily attributable to $12.1 million for repayments of bank loans and bank guarantees, $18.1 million for repayments of notes payable and $0.1 million for repayments of capital lease obligations, and was offset by $3.2 million cash proceeds from bank loans and bank guarantees, $14.9 million proceeds from notes payable and $3.4 million decrease in restricted cash. Net cash used in financing activities totaled approximately $8.9 million for the three months ended September 30, 2014, which was primarily attributable to $27.7 million for repayments of bank loans and bank guarantees, $3.2 million for repayments of other short term loans and $9.7 million for repayments of notes payable, and was offset by $9.6 million cash proceeds from bank loans and bank guarantees, $17.1 million proceeds from notes payable, $4.1 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock.

Cash and cash equivalents. As of September 30, 2015, we had cash and cash equivalents of approximately $1.3 million as compared to approximately $2.7 million as of June 30, 2015. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $16.5 million and $26.4 million outstanding on loans and credit facilities as of September 30, 2015 and June 30, 2015, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Seasonality

Our operations are primarily located in northeastern China, which is extremely cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete materials, however many construction projects operate on an abbreviated work schedule, if at all.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

The Company sells its concrete products and provides concrete technical services primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company or the customers breach the contract terms specified in the agreement.

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

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. The Renminbi does not fluctuate with the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2015	CHINA ADVANCED CONSTRUCTION MATERIALS
GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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