Form 10-Q
period 2015-12-31
China Advanced Construction Materials Group, Inc
filed 2016-02-05
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 2, 2016 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2015	2015

CURRENT ASSETS:
Cash and cash equivalents	$1,855,214	$2,691,915
Restricted cash	8,262,218	11,062,358
Accounts and notes receivable, net of allowance for doubtful accounts of $28,145,372 and $28,209,249, as of December 31, 2015 and June 30, 2015, respectively	40,606,985	40,357,169
Inventories	1,581,449	1,416,664
Short term investments	-	5,401,499
Other receivables	696,988	1,080,187
Prepayments and advances	52,518,979	52,478,097
Deferred tax assets	1,729,042	1,836,757
Total current assets	107,250,875	116,324,646

PROPERTY PLANT AND EQUIPMENT, net	8,800,509	10,155,848

ADVANCES ON EQUIPMENT PURCHASES, net of allowance of $3,930,513 and $3,578,891 as of December 31, 2015 and June 30, 2015, respectively	561,502	1,684,064

Total assets	$116,612,886	$128,164,558

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$14,639,500	$26,355,700
Notes payable	31,898,700	30,530,050
Accounts payable	30,287,994	23,399,883
Customer deposits	712,522	1,284,579
Other payables	1,566,188	2,704,233
Other payables - shareholders	175,725	83,678
Accrued liabilities	2,152,305	2,603,662
Capital lease obligations - current	400,004	1,489,384
Taxes payable	221,968	12,859
Total current liabilities	82,054,906	88,464,028

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,180,799 shares issued and outstanding as of December 31 and June 30, 2015	2,181	2,181
Additional paid-in-capital	38,373,584	38,373,584
Accumulated deficit	(18,242,605)	(15,398,817)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,176,463	10,475,225
Total shareholders' equity	34,557,980	39,700,530
Total liabilities and shareholders' equity	$116,612,886	$128,164,558

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014
REVENUE
Sales of concrete	$16,979,755	$17,638,416	30,452,586	38,539,106
Manufacturing services	-	579	-	313,642
Total revenue	16,979,755	17,638,995	30,452,586	38,852,748

COST OF REVENUE
Concrete	14,962,725	16,049,839	26,818,056	35,095,227
Manufacturing services	-	1,642	-	285,094
Total cost of revenue	14,962,725	16,051,481	26,818,056	35,380,321

GROSS PROFIT	2,017,030	1,587,514	3,634,530	3,472,427

PROVISION FOR DOUBTFUL ACCOUNTS	(1,567,739)	(1,427,942)	(2,462,523)	(399,969)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,718,953)	(2,899,501)	(3,263,641)	(5,566,805)
RESEARCH AND DEVELOPMENT EXPENSES	(156,283)	(348,881)	(286,729)	(849,048)
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	-	(584)	-	(81,316)

LOSS FROM OPERATIONS	(1,425,945)	(3,089,394)	(2,378,363)	(3,424,711)

OTHER (EXPENSE) INCOME, NET
Subsidy income	-	529,187	-	1,174,992
Non-operating expense, net	(192,877)	(178,023)	(325,771)	(296,787)
Interest income	76,204	198,277	248,040	901,786
Interest expense	(209,019)	(353,049)	(387,694)	(826,708)
TOTAL OTHER (LOSS) INCOME, NET	(325,692)	196,392	(465,425)	953,283

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,751,637)	(2,893,002)	(2,843,788)	(2,471,428)

PROVISION FOR INCOME TAXES	-	(9,649)	-	(346,313)

NET LOSS	$(1,751,637)	$(2,902,651)	$(2,843,788)	$(2,817,741)

COMPREHENSIVE LOSS:
Net loss	$(1,751,637)	$(2,902,651)	(2,843,788)	(2,817,741)
Foreign currency translation adjustment	(715,655)	81,965	(2,298,762)	156,414

COMPREHENSIVE LOSS	$(2,467,292)	$(2,820,686)	$(5,142,550)	$(2,661,327)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,180,799	1,811,054	2,180,799	1,701,121
Diluted	2,180,799	1,961,054	2,180,799	1,793,241

Loss per share:
Basic	$(0.80)	$(1.60)	$(1.30)	$(1.66)
Diluted	$(0.80)	$(1.48)	$(1.30)	$(1.57)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,843,788)	$(2,817,741)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,019,519	1,084,271
Stock-based compensation expense	498,604	201,560
Deferred tax provision	-	16,487
Provision for doubtful accounts	2,462,523	399,969
Loss realized from disposal of property, plant and equipment	-	81,316
Changes in operating assets and liabilities
Accounts and notes receivable	(4,564,368)	(1,558,668)
Inventories	(254,137)	(682,986)
Other receivables	71,811	(283,266)
Prepayments and advances	(3,880,311)	(11,020,554)
Accounts payable	8,469,425	(6,369,916)
Customer deposits	(509,296)	(90,798)
Other payables	(1,233,668)	282,567
Accrued liabilities	(351,778)	1,190,124
Taxes payable	215,174	(10,165)
Net cash used in operating activities	(900,290)	(19,577,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments, net	5,213,420	12,421,990
Purchase of property, plant and equipment	(1,153)	(39,406)
Net cash provided by investing activities	5,212,267	12,382,584

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	10,270,000	31,544,400
Payments of short term loans and bank guarantees	(20,698,000)	(47,113,187)
Payments of short term loans - other	-	(3,252,000)
Proceeds from notes payable	32,706,000	20,568,900
Payments of notes payable	(29,467,000)	(9,756,000)
Payable to shareholder	92,047	128,492
Principal payments on capital lease obligations	(114,651)	(519,275)
Restricted cash	2,205,848	2,227,597
Proceeds from issuance of common stock	-	1,167,552
Net cash used in financing activities	(5,005,756)	(5,003,521)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(142,922)	117,420

NET CHANGE IN CASH AND CASH EQUIVALENTS	(836,701)	(12,081,317)

CASH AND CASH EQUIVALENTS, beginning of period	2,691,915	15,431,110

CASH AND CASH EQUIVALENTS, end of period	$1,855,214	$3,349,793

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	June 30,
	2015	2015
Current assets	$107,058,515	$115,628,360
Property, plant and equipment	8,799,964	10,154,170
Other noncurrent assets	-	491,100
Total assets	115,858,479	126,273,630

Liabilities	(81,104,243)	(87,520,412)

Intercompany payables*	(8,138,611)	(8,650,651)

Total liabilities	(89,242,854)	(96,171,063)

Net assets	$26,615,625	$30,102,567

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

Asset and liability accounts at December 31 and June 30, 2015, were translated at RMB 6.49 to $1.00 and RMB 6.11 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for the six months ended December 31, 2015 and 2014 were RMB 6.33 and RMB 6.15 to $1.00, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of December 31, 2015 and June 2015, the Company had deposits in excess of federally insured limits totaling approximately $1.8 million and $ 2.7 million, respectively.

Restricted cash

As of December 31, 2015 and June 30, 2015, restricted cash consisted of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs of account balances against the allowance for the three and six months ended December 31, 2015. For the three and six months ended December 31, 2014, approximately $27,000 was written off against the allowance balance.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company entered into an investment agreement with a financial investment company in April 2015. The agreement allows the Company to invest up to RMB 100 million ($16.4 million) for maximum periods of two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 10% per annum by such a financial investment company. As of December 31, 2015 the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured and the income guaranteed by the financial investment company is subject to the financial investment company’s ability in future, to pay such income.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the three months ended December 31, 2015 and 2014, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million. For each of the six months ended December 31, 2015 and 2014, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.6 million.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for each of the three and six months ended December 31, 2015 and 2014.

Competitive pricing pressure and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

Research and development and repair and maintenance

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended December 31, 2015 and 2014 were approximately $0.2 million and $ 0.3 million, respectively. Research and development costs for the six months ended December 31, 2015 and 2014 were approximately $0.3 million and $0.8 million, respectively. Repair and maintenance costs for the three months ended December 31, 2015 and 2014 were approximately $36,000 and $23,000, respectively. Repair and maintenance costs for each of the six months ended December 31, 2015 and 2014 were approximately $0.1 million.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The update applies to all entities that present a classified statement of financial position. For public business entities, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods with annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-17 to have material impact on its financial position, results of operations or cash flows.

Note 3 – Supplemental disclosure of cash flow information

For the six months ended December 31, 2015 and 2014, the Company paid interest in the amounts of approximately $0.4 million and $0.8 million, respectively.

Cash payments for income tax for the six months ended December 31, 2015 and 2014 were approximately $27,000 and $0.3 million, respectively.

Non-cash investing and financing activities

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2015, pursuant to certain three-party settlement agreements, the Company offset capital lease obligations with prepayment and advances on equipment purchase for approximately $0.7 million, and with accounts and notes receivable for approximately $0.2 million. The Company had payables of approximately $0.2 million as a result of acquisition of property and equipment.

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

Based on the historical experience and its individual evaluation process, the Company’s estimates of its allowance for doubtful accounts as of December 31, 2015 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, and 100% for accounts receivable past due beyond three years, plus any additional amounts as necessary.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2015	2015
Accounts receivable	$68,752,357	$68,566,418
Notes receivable	-	-
	68,752,357	68,566,418
Less: Allowance for doubtful accounts	(28,145,372)	(28,209,249)
Total accounts and notes receivable, net	$40,606,985	$40,357,169

Note 5 – Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	December 31,	June 30,
	2015	2015
Other receivables, current	$3,209,222	$3,483,549
Less: Allowance for doubtful accounts, current	(2,512,234)	(2,403,362)
Other receivables - current, net	$696,988	$1,080,187

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2015	2015
Machinery and equipment	$2,224,729	$2,363,324
Transportation equipment	970,265	1,030,710
Leased equipment	10,625,503	11,287,442
Office equipment	1,247,788	1,305,992
Buildings and improvements	586,354	393,205
Total	15,654,639	16,380,673
Less: Accumulated depreciation	(6,854,130)	(6,224,825)
Plant and equipment, net	$8,800,509	$10,155,848

Depreciation expense for each of the three months ended December 31, 2015 and 2014 amounted to approximately $0.5 million. Depreciation expense for the six months ended December 31, 2015 and 2014 amounted to approximately $1.0 million and $1.1 million, respectively. Depreciation expense for the leased equipment was $0.4 million for each of the three months ended December 31, 2015 and 2014. Depreciation expense for the leased equipment was $0.7 million and $0.8 million for the six months ended December 31, 2015 and 2014, respectively. Accumulated depreciation for the leased equipment as of December 31 and June 30, 2015 was $4.0 million and $3.3 million, respectively. There was no impairment charge for each of the three and six months ended December 31, 2015 and 2014.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	December 31,	June 30,
	2015	2015
Advances on inventory purchases	$52,518,979	$51,979,493
Deferred stock-based compensation	-	498,604
Total prepayments and advances	$52,518,979	$52,478,097

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2015	2015
Loans from China Construction Bank, each with an interest rate at 5% per annum, due September, October and December, 2016; guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	10,016,500	5,729,500

Loan from Bank of Beijing, interest rate at 6.4% per annum, due March 12, 2016, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	4,623,000	4,911,000

Loan from Citic Bank, interest rate at 7.80% per annum; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. This loan was repaid in full in August 2015.	-	3,274,000
	$14,639,500	$13,914,500

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

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	December 31,	June 30,
	2015	2015
Bank guarantees due to China Construction Bank, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party. The guarantees were repaid in full in November 2015.	$-	$12,441,200

As of December 31 and June 30, 2015, the Company had restricted cash for short-term loans and bank guarantees of approximately $0.1 million and $2.6 million, respectively.

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han and amounted to approximately $31.9 million (RMB 207 million) and $30.5 million (RMB 187 million) as of December 31 and June 30, 2015, respectively, and were non-interest bearing with expiration dates between January and June 2016. The restricted cash for the notes was approximately $8.2 million and $8.5 million as of December 31 and June 30, 2015, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2015	2015
Lease obligations for concrete pump trucks maturing in January 2016, lease payment at $186,000 per month with interest at 7.68% per annum	$391,887	$1,152,950

Lease obligations for concrete mixer trucks, paid off in September 2015	-	95,420

Lease obligations for concrete mixer trucks maturing in May 2014, lease payment at $156,000 per month with interest at 7.28% per annum	8,117	266,757

Total
	400,004	1,515,127

Less: Deferred interest	-	(25,743)

	400,004	1,489,384

Less: Capital lease obligations - current	(400,004)	(1,489,384)

Capital lease obligations - non current	$-	$-

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

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 12). Other payables - shareholders consisted of the following:

	December 31,	June 30,
	2015	2015
Xianfu Han	$74,856	$15,762
Weili He	100,869	67,916
	$175,725	$83,678

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the six months ended December 31, 2015. As of December 31, 2015, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.9 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There was no change in the valuation for deferred tax assets for each of the three and six months ended December 31, 2015 and 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is $0 under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIEs had cumulative losses of approximately $3.1 million and $1.0 million as of December 31, 2015 and June 30, 2015, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

Loss before provision for income taxes consisted of:

	Three months ended
	December 31,
	2015	2014

USA and BVI	$(349,001)	$(524,455)
China	(1,402,636)	(2,368,547)
	$(1,751,637)	$(2,893,002)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended
	December 31,
	2015	2014

USA and BVI	$(748,847)	$(659,525)
China	(2,094,941)	(1,811,903)
	$(2,843,788)	$(2,471,428)

Provision for income taxes consisted of:

	Three months ended
	December 31,
	2015	2014
Current provision:
USA	$-	$-
China	-	(92,437)
Total current provision	-	(92,437)
Deferred benefit:
USA	-	-
China	-	82,788
Total deferred benefit	-	82,788
Total provision for income taxes	$-	$(9,649)

	Six months ended
	December 31,
	2015	2014
Current provision:
USA	$-	$-
China	-	(329,826)
Total current provision	-	(329,826)
Deferred provision:
USA	-	-
China	-	(16,487)
Total deferred provision	-	(16,487)
Total provision for income taxes	$-	$(346,313)

Significant components of deferred tax assets were as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2015	2015
Deferred tax assets - current
Allowance for doubtful accounts	$4,322,604	$4,591,891
Valuation allowance	(2,593,562)	(2,755,134)
Total deferred tax assets - current	$1,729,042	$1,836,757
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$309,393	$309,393
Impairment loss of long-lived assets	-	-
	309,393	309,393
Valuation allowance	(309,393)	(309,393)
Total deferred tax assets - non-current	$-	$-

As of December 31, 2015 and June 30, 2015 the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to provision for doubtful accounts. As such, as of December 31 and June 30, 2015, the Company provided approximately $2.6 million and $2.8 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.3 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of December 31 and June 30, 2015, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2015	$2,755,134
Allowance for doubtful accounts	-
Effect of exchange rate difference	(161,572)
As of December 31, 2015	$2,593,562

Valuation
Allowance
For deferred tax assets – noncurrent
As of June 30, 2015	$309,393
Net operating loss carryforward in the U.S.	-
Impairment loss of long-lived assets	-
As of December 31, 2015	$309,393

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	December 31,	June 30,
	2015	2015
Income taxes payable	$-	$-
Other taxes payable	221,968	12,859
Total taxes payable	$221,968	$12,859

(b) Uncertain tax positions

There were no uncertain tax positions as of December 31, 2015 and June 30, 2015. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the six months ended December 31, 2015 and 2014, the Company did not incur any tax related interest and penalties.

Note 12 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of December 31, 2015, all of the shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

Effective June 29, 2015, the Board granted an aggregate of 100,000 shares of common stock, which were issued with a market value of $380,000 to its two employees under the 2009 Plan. These shares are vested in two equal installments every three months from the date of grant. As of December 31, 2015, all of the shares were vested.

Effective June 29, 2015, at the annual meeting held on that date, the Stockholders of the Company approved to increase by 200,000 shares of common stock reserved under the 2009 Plan.

For the three months ended December 31, 2015 and 2014, the Company recognized $0.2 million of compensation expenses related to restricted stock grants. For the six months ended December 31, 2015 and 2014, the Company recognized $0.5 million and $0.2 million of compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	251,875	4.02	1,013,413
Vested	(76,875)	4.17	320,663
Nonvested as of June 30, 2015	175,000	$3.96	$692,750
Vested	(175,000)	3.96	692,750
Nonvested as of December 31, 2015	-	$-	$-

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million and $2.1 million as of December 31, 2015 and June 30, 2015.

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

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.2 million and 0.3 million for the three months ended December 31, 2015 and 2014, respectively. The Company’s contributions of employment benefits were approximately $0.4 million and $0.5 million for each of the six months ended December 31, 2015 and 2014.

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

Note 15 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2017, with annual payments of approximately $213,000. The Company has a lease agreement to lease office space from a third party through October 31, 2016, with annual payments of approximately $26,000. The Company also has an eight-year operating lease agreement for a concrete service plant with an unrelated party through August 17, 2021, with a monthly payment of approximately $53,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended December 31, 2015 and 2014 were approximately $0.2 million and $0.5 million, respectively. Total operating lease expenses for the six months ended December 31, 2015 and 2014 were approximately $0.4 million $1.1 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending December 31,	Amount
2016	$866,000
2017	792,000
2018	632,000
2019	632,000
2020	632,000
Thereafter	316,000
Total	$3,870,000

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

Note 16 - Concentrations

For the three months ended December 31, 2015, the Company had one customer that represented approximately 10.3% of total revenue. For the six months ended December 31, 2015, the same customer represented approximately 14.4% of total revenue. For the three months ended December 31, 2014, one customer represented approximately 16.5% of total revenue. For the six months ended December 31, 2014, the same customer represented approximately 14.7% of total revenue. As of December 31, 2015 and 2014, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended December 31, 2015, no vendor represented more than 10% of total purchases. For the six months ended December 31, 2015, no vendor accounted for more than 10% of total purchases. For the three months ended December 31, 2014, the Company had one vendor that represented approximately 19.1% of total purchases. For the six months ended December 31, 2014, the same vendor represented approximately 17.1% of total purchases. As of December 31, 2015 and 2014, no vendor accounted for more than 10% of the total balance of accounts payable.

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

During the three months ended December 31, 2015, we supplied materials and provided services to our projects through our network of ready-mixed concrete plants throughout Beijing (two as of December 31, 2015).

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended December 31, 2015, one customer accounted for approximately 10.3% of our sales and 6.6% of our accounts receivable as of December 31, 2015. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended December 31, 2015 and 2014

The following table sets forth key components of our results of operations for the three months ended December 31, 2015 and 2014, in US dollars:

		Three months ended
		December 31,
				Percentage
	2015	2014	Change	Change
Total revenue	$16,979,755	$17,638,995 $	(659,240)	(4)%
Total cost of revenue	14,962,725	16,051,481	(1,088,756)	(7)%
Gross profit	2,017,030	1,587,514	429,516	27%
Provision for doubtful accounts	(1,567,739)	(1,427,942)	(139,797)	10%
Selling, general and administrative expenses	(1,718,953)	(2,899,501)	1,180,548	(41)%
Research and development expenses	(156,283)	(348,881)	192,598	(55)%
Loss realized from disposal of property, plant and equipment	-	(584)	584	(100)%
Loss from operations	(1,425,945)	(3,089,394)	1,663,449	54%
Other (loss) income, net	(325,692)	196,392	(522,084)	(266)%
Loss before provision for income taxes	(1,751,637)	(2,893,002)	(1,141,365)	(39)%
Provision for income taxes	-	(9,649)	9,649	(100)%
Net loss	$(1,751,637)	$(2,902,651)	$1,151,014	(40)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended December 31, 2015, we generated total revenue of approximately $17.0 million, as compared to approximately $17.6 million during the three months ended December 31, 2014, a decrease of approximately $0.7 million, or 4%. The slight decrease in revenue was principally due to the devaluation of Chinese Renminbi (“RMB”) relative to US dollars.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $15.0 million for the three months ended December 31, 2015, as compared to approximately $16.1 million for the three months ended December 31, 2014, a decrease of approximately $1.1 million, or 7%. The slight decrease in cost of revenue was principally due to the devaluation of RMB relative to US dollars.

Gross Profit. Total gross profit was approximately $2.0 million for the three months ended December 31, 2015, as compared to approximately $1.6 million for the three months ended December 31, 2014, an increase of approximately $0.4 million.

Provision for Doubtful Accounts. We incurred provision for doubtful accounts of approximately $1.6 million for the three months ended December 31, 2015, as compared to approximately $1.4 million for the three months ended December 31, 2014. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary.

As of December 31, 2015, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$68,752,357	$15,981,248	$10,878,121	$8,331,801	$14,491,551	$3,639,910	$15,429,726
Allowance for doubtful accounts	(28,145,372)	-	-	(1,250,037)	(8,735,676)	(2,729,933)	(15,429,726)
Accounts receivable and notes, net	$40,606,985	$15,981,248	$10,878,121	$7,081,764	$5,755,875	$909,777	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $1.7 million for the three months ended December 31, 2015, as compared to approximately $2.9 million for the three months ended December 31, 2014, a decrease of approximately $1.2 million. The decrease was primarily due to $0.8 million decrease in salaries and benefits and $0.2 million decrease in rental expense as compared to the three months ended December 31, 2014.

Research and Development Expenses. Research and development expenses were approximately $0.2 million and $0.3 million for the three months ended December 31, 2015 and 2014, respectively. Our research and development expenditure was maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook, plus any discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss from Operations. We incurred loss from operations of approximately $1.4 million and $3.1 million for the three months ended December 31, 2015 and 2014. Such decrease of approximately $1.7 million in loss from operations was primarily due to a $0.4 million increase in gross profit and a $1.2 million decrease in selling, general and administration expenses.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We incurred net other expense of approximately $0.3 million for the three months ended December 31, 2015, while we recognized $0.2 million other income for the three months ended December 31, 2014. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected from our customers during the aforementioned period had been retained by the Company and recorded as other subsidy income. Approximately $0.5 million of subsidy income was recorded for the three months ended December 31, 2014. We also recorded $0.2 million and $0.4 million interest expense for the three months ended December 31, 2015 and 2014, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0 and $10,000 for the three months ended December 31, 2015 and 2014, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $1.8 million and $2.9 million for the three months ended December 31, 2015 and 2014, respectively, a decrease of $1.2 million in net loss. Such decrease was the result of the combination of the changes as discussed above.

Comparison of the six months ended December 31, 2015 and 2014

The following table sets forth key components of our results of operations for the six months ended December 31, 2015 and 2014, in US dollars:

		Six months ended
		December 31,
				Percentage
	2015	2014	Change	Change
Total revenue	$30,452,586	$38,852,748	$(8,400,162)	(22)%
Total cost of revenue	26,818,056	35,380,321	(8,562,265)	(24)%
Gross profit	3,634,530	3,472,427	162,103	5%
Provision for doubtful accounts	(2,462,523)	(399,969)	(2,062,554)	516%
Selling, general and administrative expenses	(3,263,641)	(5,566,805)	2,303,164	(41)%
Research and development expenses	(286,729)	(849,048)	562,319	(66)%
Loss realized from disposal of property, plant and equipment	-	(81,316)	81,316	(100)%
Loss from operations	(2,378,363)	(3,424,711)	1,046,348	(31)%
Other (loss) income, net	(465,425)	953,283	(1,418,708)	(149)%
Loss before provision for income taxes	(2,843,788)	(2,471,428)	(372,360)	15%
Provision for income taxes	-	(346,313)	346,313	(100)%
Net loss	$(2,843,788)	$(2,817,741)	$(26,047)	1%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the six months ended December 31, 2015, we generated total revenue of approximately $30.5 million, as compared to approximately $38.9 million during the six months ended December 31, 2014, a decrease of approximately $8.4 million, or 22%. The decrease in revenue was principally due to the decreased sales volume resulted from an approximately six weeks of government-mandated suspension of industrial activities in the city of Beijing where multiple international events were hosted during the period. In addition, the devaluation of RMB also had an adverse effect on our revenue.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $26.8 million for the six months ended December 31, 2015, as compared to approximately $35.4 million for the six months ended December 31, 2014, a decrease of approximately $8.6 million, or 24%. The decrease in cost of revenue was primarily associated to the decrease in production from our concrete plants during the six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Gross Profit. Total gross profit was approximately $3.6 million for the six months ended December 31, 2015, as compared to approximately $3.5 million for the six months ended December 31, 2014, an increase of approximately $0.2 million.

Provision for Doubtful Accounts. We incurred provision for doubtful accounts of approximately $2.5 million and $0.4 million for the six months ended December 31, 2015 and 2014, respectively. The increase in provision for doubtful accounts was mainly attributed to adversely affected collection experienced in the six months ended December 31, 2015 as compared to the same period of 2014. Accounts aged over one year increased to 49% of total outstanding accounts receivables as of December 31, 2015, from 45% as of June 30, 2015. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond six years, plus additional amount as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $3.3 million for the six months ended December 31, 2015, as compared to approximately $5.6 million for the six months ended December 31, 2014, a decrease of approximately $2.3 million. We incurred approximately an increase of $0.3 million of stock-based compensation for the six months ended December 31, 2015, which was primarily offset by the decreases of $0.2 million in consulting expense, $0.4 million in rent and $1.2 million in salary as compared to the six months ended December 31, 2014.

Research and Development Expenses. Research and development expenses were approximately $0.3 million and $0.9 million for the six months ended December 31, 2015 and 2014, respectively. Our research and development expenditure was maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook, plus any discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss from Operations. We incurred loss from operations of approximately $2.4 million and $3.4 million for the six months ended December 31, 2015 and 2014. Such decrease of approximately $1.0 million in loss from operations was primarily due to a $0.2 million increase in gross profit, a $2.3 million decrease in selling, general and administration expenses and a $0.6 million decrease in research and development expenses, and was primarily offset by a $2.1 million increase in provision of doubtful accounts.

Other Income (Expense), Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We incurred net other expense of approximately $0.5 million for the six months ended December 31, 2015, while we recognized $1.0 million other income for the six months ended December 31, 2014. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation in China granted us a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected during the aforementioned period from our customers had been retained by the Company and recorded as other subsidy income. Approximately $1.2 million of subsidy income was recorded for the six months ended December 31, 2014. We also recorded $0.4 million and $0.8 million interest expense for the six months ended December 31, 2015 and 2014, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0 and $0.3 million for the six months ended December 31, 2015 and 2014, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $2.8 million for each of the six months ended December 31, 2015 and 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of approximately $1.9 million and restricted cash of approximately $8.3 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of December 31, 2015, we had working capital of approximately $25.2 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the six months ended
	December 31,
	2015	2014
Net cash used in operating activities	$(900,291)	$(19,577,800)
Net cash provided by investing activities	5,212,267	12,382,584
Net cash used in financing activities	(5,005,756)	(5,003,521)
Effect of foreign currency translation on cash and cash equivalents	(142,921)	117,420
Net change in cash	$(836,701)	$(12,081,317)

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $0.9 million for the six months ended December 31, 2015, which was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $1.1 million, primarily including adjustments for $1.0 million of depreciation, $0.5 million of stock-based compensation expense, and $2.5 million of provision of doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash outflow of approximately $2.0 million, which mainly included cash outflow for additional accounts receivable of $4.6 million, $3.9 million of reduction in prepayments and advances and reduction of other payables of approximately $1.2 million, and was primarily offset by additional accounts payable of $8.5 million.

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

Investing Activities. Net cash provided by investing activities was approximately $5.2 million for the six months ended December 31, 2015, which was primarily attributable to approximately $5.2 million net redemption of short term investments. Net cash provided by investing activities was approximately $12.4 million for the six months ended December 31, 2014, which was primarily attributable to $12.4 million net redemption of short term investments.

Financing Activities. Net cash used in financing activities totaled approximately $5.0 million for the six months ended December 31, 2015, which was primarily attributable to $20.7 million for repayments of bank loans and bank guarantees, $29.5 million for repayments of notes payable and $0.1 million for repayments of capital lease obligations, and was offset by $10.3 million cash proceeds from bank loans and bank guarantees, $32.7 million proceeds from notes payable and $2.2 million decrease in restricted cash. Net cash used in financing activities totaled approximately $5.0 million for the six months ended December 31, 2014, which was primarily attributable to $47.1 million for repayments of bank loans and bank guarantees, $3.3 million for repayments of other short term loans and $9.8 million for repayments of notes payable, which was offset by $31.5 million cash proceeds from bank loans and bank guarantees, $20.6 million proceeds from notes payable, $2.2 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock.

Cash and cash equivalents. As of December 31, 2015, we had cash and cash equivalents of approximately $1.9 million as compared to approximately $2.7 million as of June 30, 2015. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $14.6 million and $26.4 million outstanding on loans and credit facilities as of December 31, 2015 and June 30, 2015, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for RMB bank loans with a term of twelve months or less.

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

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. The RMB does not fluctuate with the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in RMB, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Most of the transactions of the Company are settled in RMB and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2015, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2016	CHINA ADVANCED CONSTRUCTION MATERIALS
GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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