Form 10-Q
period 2016-03-31
China Advanced Construction Materials Group, Inc
filed 2016-05-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2016 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$679,306	$2,691,915
Restricted cash	6,127,548	11,062,358
Accounts and notes receivable, net of allowance for doubtful accounts of $24,248,822 and $28,209,249, as of March 31, 2016 and June 30, 2015, respectively	41,317,485	40,357,169
Inventories	1,149,896	1,416,664
Short term investments	-	5,401,499
Other receivables	316,639	1,080,187
Other receivable from termination of lease	1,736,616	-
Prepayments and advances	45,548,883	52,478,097
Deferred tax assets	1,739,757	1,836,757
Total current assets	98,616,130	116,324,646

PROPERTY PLANT AND EQUIPMENT, net	7,916,097	10,155,848

ADVANCES ON EQUIPMENT PURCHASES, net of allowance of $4,237,362 and $3,578,891 as of March 31, 2016 and June 30, 2015, respectively	282,491	1,684,064

Total assets	$106,814,718	$128,164,558

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$17,056,050	$26,355,700
Notes payable	22,250,393	30,530,050
Accounts payable	31,147,714	23,399,883
Customer deposits	1,502,083	1,284,579
Other payables	803,403	2,704,233
Other payables - shareholders	198,229	83,678
Accrued liabilities	1,655,399	2,603,662
Capital lease obligations - current	-	1,489,384
Taxes payable	53,455	12,859
Total current liabilities	74,666,726	88,464,028

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,180,799 shares issued and outstanding as of March 31, 2016 and June 30, 2015	2,181	2,181
Additional paid-in-capital	38,373,584	38,373,584
Accumulated deficit	(20,870,472)	(15,398,817)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	8,394,342	10,475,225
Total shareholders' equity	32,147,992	39,700,530
Total liabilities and shareholders' equity	$106,814,718	$128,164,558

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
REVENUE
Sales of concrete	$16,051,501	$5,136,819	$46,504,087	$43,675,925
Manufacturing services	-	193	-	313,835
Total revenue	16,051,501	5,137,012	46,504,087	43,989,760

COST OF REVENUE
Concrete	16,967,271	5,300,176	43,785,327	40,395,403
Manufacturing services	-	176	-	285,270
Total cost of revenue	16,967,271	5,300,352	43,785,327	40,680,673

GROSS (LOSS) PROFIT	(915,770)	(163,340)	2,718,760	3,309,087

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	1,270,395	4,729,017	(1,192,128)	4,329,048
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,847,205)	(2,737,190)	(5,110,846)	(8,303,995)
RESEARCH AND DEVELOPMENT EXPENSES	(340,229)	(159,475)	(626,958)	(1,008,523)
LOSS FROM TERMINATION OF LEASE	(388,899)	-	(388,899)	-
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	-	(9,067)	-	(90,383)

(LOSS) INCOME FROM OPERATIONS	(2,221,708)	1,659,945	(4,600,071)	(1,764,766)

OTHER (EXPENSE) INCOME, NET
Subsidy income	-	154,116	-	1,329,108
Non-operating expense, net	(192,410)	(220,996)	(518,181)	(517,783)
Interest income	2,765	124,978	250,805	1,026,764
Interest expense	(216,514)	(360,546)	(604,208)	(1,187,254)
TOTAL OTHER (LOSS) INCOME, NET	(406,159)	(302,448)	(871,584)	650,835

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,627,867)	1,357,497	(5,471,655)	(1,113,931)

PROVISION FOR INCOME TAXES	-	(380,071)	-	(726,384)

NET (LOSS) INCOME	$(2,627,867)	$977,426	$(5,471,655)	$(1,840,315)

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(2,627,867)	$977,426	$(5,471,655)	$(1,840,315)
Foreign currency translation adjustment	217,879	95,801	(2,080,883)	252,215

COMPREHENSIVE (LOSS) INCOME	$(2,409,988)	$1,073,227	$(7,552,538)	$(1,588,100)

(LOSS) EARNING PER COMMON SHARE
Weighted average number of shares:
Basic	2,180,799	2,080,799	2,180,799	1,888,332
Diluted	2,180,799	2,080,799	2,180,799	1,888,332

(Loss) earning per share:
Basic	$(1.21)	$0.47	$(2.51)	$(0.97)
Diluted	$(1.21)	$0.47	$(2.51)	$(0.97)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,471,655)	$(1,840,315)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,508,146	1,605,580
Stock-based compensation expense	498,604	355,793
Deferred tax provision	-	396,355
Provision for (recovery of) doubtful accounts	1,192,128	(4,329,048)
Loss realized from disposal of property, plant and equipment	-	90,383
Loss from ternimation of lease	388,899	-
Changes in operating assets and liabilities
Accounts and notes receivable	(8,420,516)	8,349,571
Inventories	(157,408)	(45,950)
Other receivables	333,628	2,784,803
Prepayments and advances	3,467,486	(13,423,906)
Accounts payable	12,033,079	(7,239,429)
Customer deposits	287,669	182,616
Other payables	(1,171,932)	(15,149)
Accrued liabilities	(859,053)	(388,322)
Taxes payable	41,611	(176,500)
Net cash provided by (used in) operating activities	3,670,686	(13,693,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments, net	5,157,953	9,082,534
Proceeds from disposal of property, plant and equipment	-	56,945
Purchase of property, plant and equipment	(1,141)	(40,651)
Net cash provided by investing activities	5,156,812	9,098,828

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	17,195,090	39,698,800
Payments of short term loans and bank guarantees	(25,167,359)	(60,808,962)
Proceeds from short term loans - other	-	16,514,050
Payments of short term loans - other	-	(13,260,050)
Proceeds from notes payable	37,047,603	39,048,000
Payments of notes payable	(43,769,320)	(26,926,850)
Payable to shareholder	114,551	118,302
Principal payments on capital lease obligations	(519,195)	(1,320,654)
Restricted cash	4,386,073	2,284,670
Proceeds from issuance of common stock	-	1,167,552
Net cash used in financing activities	(10,712,557)	(3,485,142)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(127,550)	71,892

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,012,609)	(8,007,940)

CASH AND CASH EQUIVALENTS, beginning of period	2,691,915	15,431,110

CASH AND CASH EQUIVALENTS, end of period	$679,306	$7,423,170

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

On August 1, 2013, CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, with CADC Delaware merging into China ACM and China ACM being the surviving company, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada. China ACM, BVI-ACM, China-ACMH and the VIEs are collectively referred to as the Company.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	June 30,
	2016	2015
Current assets	$98,409,663	$115,628,360
Property, plant and equipment	7,916,070	10,154,170
Other noncurrent assets	-	491,100
Total assets	106,325,733	126,273,630

Liabilities	(73,676,893)	(87,520,412)

Intercompany payables*	(8,189,048)	(8,650,651)

Total liabilities	(81,865,941)	(96,171,063)

Net assets	$24,459,792	$30,102,567

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

Asset and liability accounts at March 31, 2016 and June 30, 2015, were translated at RMB 6.45 to $1.00 and RMB 6.11 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive income (loss) and cash flows for the nine months ended March 31, 2016 and 2015 were RMB 6.40 and RMB 6.15 to $1.00, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of March 31, 2016 and June 30, 2015, the Company had deposits in excess of federally insured limits totaling approximately $0.6 million and $2.7 million, respectively.

Restricted cash

As of March 31, 2016 and June 30, 2015, restricted cash consisted of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, the expected collectability of the amount receivable that is past due and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. There were no write offs of account balances against the allowance for the three and nine months ended March 31, 2016. For the three and nine months ended March 31, 2015, approximately $39,000 and $67,000 was written off against the allowance balance, respectively.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2016 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company entered into an investment agreement with a financial investment company in April 2015. The agreement allows the Company to invest up to RMB 100 million ($16.4 million) for maximum periods of two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were guaranteed to be no less than 10% per annum by such a financial investment company. As of March 31, 2016 the Company did not experience gain or loss on its investment. However, the Company’s funds deposited with the financial investment company are not insured and the income guaranteed by the financial investment company is subject to the financial investment company’s ability in future, to pay such income.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments and advances, and advances on equipment purchases, net

The Company advances monies to certain suppliers for raw materials, plant and equipment, and factory rent. These advances are interest free and unsecured. For each of the three months ended March 31, 2016 and 2015, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.3 million. For each of the nine months ended March 31, 2016 and 2015, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $0.9 million.

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

Accounting for long-lived assets

The Company classifies its long-lived assets into: (i) machinery and equipment; (ii) transportation equipment; (iii) office and equipment; and (iv) buildings and improvements.

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

If the value of an asset is determined to be impaired, the impairment to be recognized is measured in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. There was no impairment charge for each of the three and nine months ended March 31, 2016 and 2015.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development and repair and maintenance

Research and development, advertising and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the three months ended March 31, 2016 and 2015 were approximately $0.3 million and $0.2 million, respectively. Research and development costs for the nine months ended March 31, 2016 and 2015 were approximately $0.6 million and $1.0 million, respectively. Repair and maintenance costs for the three months ended March 31, 2016 and 2015 were approximately $0.5 million and $22,000, respectively. Repair and maintenance costs for the nine months ended March 31, 2016 and 2015 were approximately $0.6 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

Note 3 – Supplemental disclosure of cash flow information

For the nine months ended March 31, 2016 and 2015, the Company paid interest in the amounts of approximately $0.6 million and $1.1 million, respectively.

Cash payments for income tax for the nine months ended March 31, 2016 and 2015 were approximately $0.1 million and $0.5 million, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities

During the nine months ended March 31, 2016, pursuant to certain three-party settlement agreements, the Company offset capital lease obligations with prepayment and advances on equipment purchase for approximately $0.7 million, and with accounts and notes receivable for approximately $0.2 million. The Company had payables of approximately $0.2 million as a result of acquisition of property and equipment.

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

Based on the historical experience and its individual evaluation process, the Company’s estimates of its allowance for doubtful accounts as of March 31, 2016 were as follows: 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, and 100% for accounts receivable past due beyond three years, plus any additional amounts as necessary.

Accounts and notes receivable and allowance for doubtful accounts consisted of the following:

	March 31,	June 30,
	2016	2015
Accounts receivable	$65,566,307	$68,566,418
Notes receivable	-	-
	65,566,307	68,566,418
Less: Allowance for doubtful accounts	(24,248,822)	(28,209,249)
Total accounts and notes receivable, net	$41,317,485	$40,357,169

Note 5 – Other receivables and other receivable from termination of lease

Other receivables from termination of lease

On February 29, 2016, the Company entered an agreement with a third party to terminate one operating lease for a concrete plant, which was originally effective from August 18, 2013 to August 17, 2021. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). The Company recognized approximately $0.4 million loss from the termination of lease for the three and nine months ended March 31, 2016. In compliance with the terms of the agreement, by April 30, 2016, the Company received no less than approximately $465,000, and the remaining of the consideration will be paid by December 31, 2016.

Other receivables and allowance for doubtful accounts consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,
	2016	2015
Other receivables, current	$2,968,653	$3,483,549
Less: Allowance for doubtful accounts, current	(2,652,014)	(2,403,362)
Other receivables - current, net	$316,639	$1,080,187
Other receivable from termination of lease	$1,756,616	$-

As of the termination date, the book value of the net assets underlying the lease and the determination of the $0.4 million loss is as follows:

Total consideration	$1,708,795
Net assets
Account receivables	5,055,125
Inventories	348,090
Fixed assets	443,515
Prepaid	48,138
Account payables	(2,952,200)
Other payables	(820,297)
Total net assets	2,122,371
Total	(413,576)
Exchange rate effect	24,677
Loss	$(388,899)

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2016	2015
Machinery and equipment	$2,205,667	$2,363,324
Transportation equipment	745,867	1,030,710
Leased equipment	10,691,352	11,287,442
Office equipment	1,205,561	1,305,992
Buildings and improvements	324,431	393,205
Total	15,172,878	16,380,673
Less: Accumulated depreciation	(7,256,781)	(6,224,825)
Plant and equipment, net	$7,916,097	$10,155,848

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for each of the three months ended March 31, 2016 and 2015 amounted to approximately $0.5 million. Depreciation expense for the nine months ended March 31, 2016 and 2015 amounted to approximately $1.5 million and $1.6 million, respectively. Depreciation expense for the leased equipment for each of the three months ended March 31, 2016 and 2015 was $0.4 million. Depreciation expense for the leased equipment for each of the nine months ended March 31, 2016 and 2015 amounted to approximately $1.1 million. Accumulated depreciation for the leased equipment as of March 31, 2016 and June 30, 2015 was $4.3 million and $3.3 million, respectively. There was no impairment charge for each of the three and nine months ended March 31, 2016 and 2015.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	March 31,	June 30,
	2016	2015
Advances on inventory purchases	$45,548,883	$51,979,493
Deferred stock-based compensation	-	498,604
Total prepayments and advances	$45,548,883	$52,478,097

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	March 31,	June 30,
	2016	2015

Loans from China Construction Bank, each with an interest rate from 4.35% to 4.60% per annum, due September, October and December, 2016, and March 2017; guaranteed by Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	12,404,400	5,729,500

Loan from Bank of Beijing, interest rate at 6.40% per annum, due March, 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	4,651,650	4,911,000

Loan from Citic Bank, interest rate at 7.80% per annum; guaranteed by Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. This loan was repaid in full in August 2015.	-	3,274,000

	$17,056,050	$13,914,500

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

Bank guarantees:

Bank guarantees represent amounts due to issuing banks after beneficiary vendors completed shipments. Bank guarantees are non-interest bearing and due within six months. The outstanding balances on these bank guarantees consisted of the following:

	March 31,	June 30,
	2016	2015
Bank guarantees due to China Construction Bank, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, and Mr. Xianfu Han, a related party. The guarantees were repaid in full in November 2015.	$-	$12,441,200

As of March 31, 2016 and June 30, 2015, the Company had restricted cash for short-term loans and bank guarantees of approximately $0.1 million and $2.6 million, respectively.

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han and amounted to approximately $22.3 million (RMB 144 million) and $30.5 million (RMB 187 million) as of March 31, 2016 and June 30, 2015, respectively, and were non-interest bearing with expiration dates between April and September 2016. The restricted cash for the notes was approximately $6.0 million and $8.5 million as of March 31, 2016 and June 30, 2015, respectively.

Note 9 – Capital lease obligations

Capital lease obligations consist of the following:

	March 31,	June 30,
	2016	2015
Lease obligations for concrete pump trucks, paid off in February 2016	$-	$1,152,950
Lease obligations for concrete mixer trucks, paid off in September 2015	-	95,420
Lease obligations for concrete mixer, paid off in February 2016	-	266,757
Total
	-	1,515,127
Less: Deferred interest	-	(25,743)
	-	1,489,384
Less: Capital lease obligations - current	-	(1,489,384)
Capital lease obligations - non current	$-	$-

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

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 12). Other payables - shareholders consisted of the following:

	March 31,	June 30,
	2016	2015
Xianfu Han	$78,086	$15,762
Weili He	120,143	67,916
	$198,229	$83,678

Note 11 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the nine months ended March 31, 2016. As of March 31, 2016, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.9 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There was insignificant change in the valuation for deferred tax assets for each of the three and nine months ended March 31, 2016. For the three and nine months ended March 31, 2015, valuation allowance for deferred tax assets decreased by approximately $0.1 million. Management reviews this valuation allowance periodically and makes adjustments accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is $0 under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIEs had cumulative losses of approximately $5.7 million and $1.0 million as of March 31, 2016 and June 30, 2015, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

(Loss) income before provision for income taxes consisted of:

	Three months ended
	March 31,
	2016	2015

USA and BVI	$(71,913)	$(451,045)
China	(2,555,954)	1,808,542
	$(2,627,867)	$1,357,497

	Nine months ended
	March 31,
	2016	2015

USA and BVI	$(820,759)	$(1,110,570)
China	(4,650,896)	(3,361)
	$(5,471,655)	$(1,113,931)

Provision for income taxes consisted of:

	Three months ended
	March 31,
	2016	2015
Current provision:
USA	$-	$-
China	-	(203)
Total current provision	-	(203)
Deferred provision:
USA	-	-
China	-	(379,868)
Total deferred provision	-	(379,868)
Total provision for income taxes	$-	$(380,071)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended
	March 31,
	2016	2015
Current provision:
USA	$-	$-
China	-	(330,029)
Total current provision	-	(330,029)
Deferred provision:
USA	-	-
China	-	(396,355)
Total deferred provision	-	(396,355)
Total provision for income taxes	$-	$(726,384)

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2016	2015
Deferred tax assets - current
Allowance for doubtful accounts	$4,349,394	$4,591,891
Valuation allowance	(2,609,637)	(2,755,134)
Total deferred tax assets - current	$1,739,757	$1,836,757
Deferred tax assets - non-current
Net operating loss carryforward in the U.S.	$309,440	$309,393
Impairment loss of long-lived assets	-	-
	309,440	309,393
Valuation allowance	(309,440)	(309,393)
Total deferred tax assets - non-current	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016 and June 30, 2015 the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to provision for doubtful accounts. As such, as of March 31, 2016 and June 30, 2015, the Company provided approximately $2.6 million and $2.8 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.3 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of March 31, 2016 and June 30, 2015, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets - current
As of June 30, 2015	$2,755,134
Allowance for doubtful accounts	-
Increased allowance rate	-
Effect of exchange rate difference	(145,499)
As of March 31, 2016	$2,609,635

Valuation
Allowance
For deferred tax assets – noncurrent
As of June 30, 2015	$309,393
Net operating loss carryforward in the U.S.	47
Impairment loss of long-lived assets	-
As of March 31, 2016	$309,440

Taxes payable consisted of the following:

	March 31,	June 30,
	2016	2015
Income taxes payable	$-	$-
Other taxes payable	53,455	12,859
Total taxes payable	$53,455	$12,859

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Uncertain tax positions

There were no uncertain tax positions as of March 31, 2016 and June 30, 2015. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the nine months ended March 31, 2016 and 2015, the Company did not incur any tax related interest and penalties.

Note 12 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of March 31, 2016, all of the shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

Effective June 29, 2015, the Board granted an aggregate of 100,000 shares of common stock, which were issued with a market value of $380,000 to its two employees under the 2009 Plan. These shares are vested in two equal installments every three months from the date of grant. As of March 31, 2016, all of the shares were vested.

Effective June 29, 2015, at the annual meeting held on that date, the stockholders of the Company approved to increase by 200,000 shares of common stock reserved under the 2009 Plan.

For the three months ended March 31, 2016, the Company had no compensation expenses related to restricted stock grants. For the three months ended March 31, 2015, the Company recognized $0.2 million of compensation expenses related to restricted stock grants. For the nine months ended March 31, 2016 and 2015, the Company recognized $0.5 million and $0.4 million of compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	251,875	4.02	1,013,413
Vested	(76,875)	4.17	320,663
Nonvested as of June 30, 2015	175,000	$3.96	$692,750
Vested	(175,000)	3.96	692,750
Nonvested as of March 31, 2016	-	$-	$-

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $2.0 million and $2.1 million as of March 31, 2016 and June 30, 2015.

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

Note 14 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.2 million for each of the three months ended March 31, 2016 and 2015. The Company’s contributions of employment benefits were approximately $0.6 million and $0.8 million for each of the nine months ended March 31, 2016 and 2015.

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

Note 15 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete plant with an unrelated party which will expire on September 30, 2017, with annual payments of approximately $211,000. The Company has a lease agreement to lease office space from a third party through October 31, 2016, with annual payments of approximately $25,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $0.3 million, respectively. Total operating lease expenses for the nine months ended March 31, 2016 and 2015 were approximately $0.6 million $1.4 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2017	$225,000
2018	105,000
Total	$330,000

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

Note 16 - Concentrations

For the three months ended March 31, 2016, the Company had two customers that represented approximately 11.0% and 10.2% of total revenue. For the nine months ended March 31, 2016, no customer accounted for more than 10% of total revenue. For the three months ended March 31, 2015, one customer represented approximately 21.8% of total revenue. For the nine months ended March 31, 2015, the same customer represented approximately 15.5% of total revenue. As of March 31, 2016 and 2015, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended March 31, 2016, the Company had one vendor that represented approximately 17.3% of total purchases. As of March 31, 2016, the same vendor accounted for 16.7% of total balance of accounts payable. For the nine months ended March 31, 2016, no vendor accounted for more than 10% of total purchases. For the three months ended March 31, 2015, the Company had one vendor that represented approximately 19.9% of total purchases. For the nine months ended March 31, 2015, the same vendor represented approximately 17.4% of total purchases. As of March 31, 2015, no vendor accounted for more than 10% of the total balance of accounts payable.

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

During the three months ended March 31, 2016, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing. Effective February 29, 2016, we terminated our operating lease for a concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and we did not anticipate it would in the foreseeable future.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended March 31, 2016, two customers accounted for approximately 11.0% and 10.2% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

The following table sets forth key components of our results of operations for the three months ended March 31, 2016 and 2015, in US dollars:

	Three months ended
	March 31,
				Percentage
	2016	2015	Change	Change
Total revenue	$16,051,501	$5,137,012	$10,914,489	212%
Total cost of revenue	16,967,271	5,300,352	11,666,919	220%
Gross loss	(915,770)	(163,340)	(752,430)	461%
Recovery of doubtful accounts	1,270,395	4,729,017	(3,458,622)	(73)%
Selling, general and administrative expenses	(1,847,205)	(2,737,190)	889,985	(33)%
Research and development expenses	(340,229)	(159,475)	(180,754)	113%
Loss from termination of lease	(388,899)	-	(388,899)	-
Loss realized from disposal of property, plant and equipment	-	(9,067)	9,067	(100)%
(Loss) income from operations	(2,221,708)	1,659,945	(3,881,653)	(234)%
Other loss, net	(406,159)	(302,448)	(103,711)	34%
(Loss) income before provision for income taxes	(2,627,867)	1,357,497	(3,985,364)	(294)%
Provision for income taxes	-	(380,071)	380,071	(100)%
Net (loss) income	$(2,627,867)	$977,426	$(3,605,293)	(369)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended March 31, 2016, we generated total revenue of approximately $16.1 million, as compared to approximately $5.1 million during the three months ended March 31, 2015, an increase of approximately $10.9 million, or 212%. The increase was primarily due to increased sales volume as high demand was received from certain customers who expedited their construction progress before the national holiday.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $17.0 million for the three months ended March 31, 2016, as compared to approximately $5.3 million for the three months ended March 31, 2015, an increase of approximately $11.7 million, or 220%. The increase in cost of revenue was primarily due to the increase in aforementioned production.

Gross Profit (Loss). Total gross loss was approximately $0.9 million for the three months ended March 31, 2016, as compared to approximately $0.2 million for the three months ended March 31, 2015, a decrease of approximately $0.8 million. The increase in gross loss for the three months ended March 31, 2016, as compared with the same period last year, was primarily caused by the increased production volume. Moreover, we incurred increased cost in additional equipment rental and maintenance and short-term labor, in order for us to meet the increased demand in the otherwise slow quarter of the year.

Recovery of Doubtful Accounts. We had recovery of doubtful accounts of approximately $1.3 million for the three months ended March 31, 2016, as compared to approximately $4.7 million for the three months ended March 31, 2015. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amount as necessary.

As of March 31, 2016, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$65,566,307	$15,665,447	$13,014,318	$10,737,811	$8,312,453	$2,531,174	$15,305,104
Allowance for doubtful accounts	(24,248,822)	-	-	(1,801,783)	(5,147,842)	(1,994,093)	(15,305,104)
Accounts receivable and notes, net	$41,317,485	$15,665,447	$13,014,318	$8,936,028	$3,164,611	$537,081	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $1.8 million for the three months ended March 31, 2016, as compared to approximately $2.7 million for the three months ended March 31, 2015, a decrease of approximately $0.9 million. The decrease was primarily due to $0.3 million decrease in salaries and benefits, $0.2 million decrease in rental expense, and $0.1 million decrease in consulting fees as compared to the three months ended March 31, 2015.

Research and Development Expenses. Research and development expenses were approximately $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Our research and development expenditure was maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook, plus any discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss from termination of lease. Effective February 29, 2016, we terminated an operating lease for our concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and we did not anticipate it would in the foreseeable future. We entered an agreement with a third party to terminate the lease of the concrete plant. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). We recognized approximately $0.4 million loss from the termination of lease for the three months ended March 31, 2016.

(Loss) Income from Operations. We incurred loss from operations of approximately $2.2 million for the three months ended March 31, 2016, as compared to income from operations of approximately $1.7 million for the three months ended March 31, 2015. Such change of approximately $3.9 million from income to loss was primarily due to an approximately $3.5 million decrease in recovery of doubtful accounts and the loss from termination of lease of approximately $0.4 million.

Other (Expense) Income, Net. Other (expense) income, net consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We incurred net other expense of approximately $0.4 million and $0.3 million for the three months ended March 31, 2016, and 2015, respectively. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption, which expired June 2015. From July 2015 going forward, we are subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected from our customers during the aforementioned period had been retained by the Company and recorded as other subsidy income. Approximately $0.2 million of subsidy income was recorded for the three months ended March 31, 2015. We also recorded $0.2 million and $0.4 million interest expense for the three months ended March 31, 2016 and 2015, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0 and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net (Loss) Income. We incurred net loss of approximately $2.6 million for the three months ended March 31, 2016, while recognized net income of approximately $1.0 million for the three months ended March 31, 2015. The change of $3.6 million from income to loss was the result of the combination of the changes as discussed above.

Comparison of the nine months ended March 31, 2016 and 2015

The following table sets forth key components of our results of operations for the nine months ended March 31, 2016 and 2015, in US dollars:

	Nine months ended
	March 31,
				Percentage
	2016	2015	Change	Change
Total revenue	$46,504,087	$43,989,760	$2,514,327	6%
Total cost of revenue	43,785,327	40,680,673	3,104,654	8%
Gross profit	2,718,760	3,309,087	(590,327)	(18)%
(Provision for) recovery of doubtful accounts	(1,192,128)	4,329,048	(5,521,176)	(128)%
Selling, general and administrative expenses	(5,110,846)	(8,303,995)	3,193,149	(38)%
Research and development expenses	(626,958)	(1,008,523)	381,565	(38)%
Loss from termination of lease	(388,899)	-	(388,899)	-
Loss realized from disposal of property, plant and equipment	-	(90,383)	90,383	(100)%
Loss from operations	(4,600,071)	(1,764,766)	(2,835,305)	161%
Other (loss) income, net	(871,584)	650,835	(1,522,419)	(234)%
Loss before provision for income taxes	(5,471,655)	(1,113,931)	(4,357,724)	391%
Provision for income taxes	-	(726,384)	726,384	(100)%
Net loss	$(5,471,655)	$(1,840,315)	$(3,631,360)	197%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the nine months ended March 31, 2016, we generated total revenue of approximately $46.5 million, as compared to approximately $44.0 million during the nine months ended March 31, 2015, an increase of approximately $2.5 million, or 6%. The increase in revenue was principally due to the increased sales volume as high demand was received from certain customers who expedited their construction progress before the national holiday.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $43.8 million for the nine months ended March 31, 2016, as compared to approximately $40.7 million for the nine months ended March 31, 2015, an increase of approximately $3.1 million, or 8%. The increase in cost of revenue was primarily associated to the increase in production from our concrete plants during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

Gross Profit. Total gross profit was approximately $2.7 million for the nine months ended March 31, 2016, as compared to approximately $3.3 million for the nine months ended March 31, 2015, a decrease of approximately $0.6 million.

(Provision for) recovery of Doubtful Accounts. We incurred provision for doubtful accounts of approximately $1.2 million for the nine months ended March 31, 2016, while we recognized recovery of doubtful accounts of approximately $4.3 for the nine months ended March 31, 2015. The change of $5.5 million from recovery of doubtful accounts to provision for doubtful was mainly attributed to adversely affected collection experienced in the nine months ended March 31, 2016 as compared to the same period of 2015. Accounts aged over one year decreased to 40% of total outstanding accounts receivables as of March 31, 2016, from 45% as of June 30, 2015, a decrease of 5%; while accounts aged over one year decreased to 46% of total outstanding accounts receivables as of March 31, 2015, from 55% as of June 30, 2014, a decrease of 9%. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 60% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond six years, plus additional amount as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $5.1 million for the nine months ended March 31, 2016, as compared to approximately $8.3 million for the nine months ended March 31, 2015, a decrease of approximately $3.2 million. We incurred approximately an increase of $0.1 million of stock-based compensation for the nine months ended March 31, 2016, which was primarily offset by the decreases of $0.2 million in consulting expense, $0.6 million in rent and $1.2 million in salary as compared to the nine months ended March 31, 2015.

Research and Development Expenses. Research and development expenses were approximately $0.6 million and $1.0 million for the nine months ended March 31, 2016 and 2015, respectively. Our research and development expenditure was maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook, plus any discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss from Operations. We incurred loss from operations of approximately $4.6 million and $1.8 million for the nine months ended March 31, 2016 and 2015. Such increase of approximately $2.8 million in loss from operations was primarily due to a $0.6 million decrease in gross profit, a $5.5 million change from recovery of provision for doubtful accounts and $0.4 million of loss from termination of lease, and was primarily offset by a $3.1 million decrease in selling, general and administration expenses and a $0.4 million decrease in research and development expenses.

Other (Expense) Income, Net. Our other income (expense) consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We incurred net other expense of approximately $0.9 million for the nine months ended March 31, 2016, while we recognized $0.7 million other income for the nine months ended March 31, 2015. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation in China granted us a VAT tax exemption, which expired June 2015. From July 2015 going forward, the Company is subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected during the aforementioned period from our customers had been retained by the Company and recorded as other subsidy income. Approximately $1.3 million of subsidy income was recorded for the nine months ended March 31, 2015. We also recorded $0.6 million and $1.2 million interest expense for the nine months ended March 31, 2016 and 2015, respectively. Decrease in interest expense was a result of decreased average borrowings.

Provision for Income Taxes. We incurred provision for income taxes of approximately $0 and $0.7 million for the nine months ended March 31, 2016 and 2015, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any.

Net Loss. We incurred net loss of approximately $5.5 million and $1.8 million for the nine months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of approximately $0.7 million and restricted cash of approximately $6.1 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity. As of March 31, 2016, we had working capital of approximately $23.9 million. We believe that our cash and cash equivalents along with our working capital will be sufficient to fund our operations for the next twelve months.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the nine months ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$3,670,686	$(13,693,518)
Net cash provided by investing activities	5,156,812	9,098,828
Net cash used in financing activities	(10,712,557)	(3,485,142)
Effect of foreign currency translation on cash and cash equivalents	(127,550)	71,892
Net change in cash	$(2,012,609)	$(8,007,940)

Principal demands for liquidity are for acquisition of concrete mixture stations, purchases of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $3.7 million for the nine months ended March 31, 2016, which was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $1.9 million, primarily including adjustments for $1.5 million of depreciation, $0.5 million of stock-based compensation expense, $1.2 million of recovery of doubtful accounts and $0.4 million from termination of lease. Net cash from changes in operating assets and liabilities resulted in a net cash inflow of approximately $5.6 million, which mainly included additional accounts payable of $12.0 million and $3.5 million of reduction in prepayments and advances, and was primarily offset by cash outflow for additional accounts receivable of $8.4 million and reduction of other payables of approximately $1.2 million.

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

Investing Activities. Net cash provided by investing activities was approximately $5.2 million for the nine months ended March 31, 2016, which was primarily attributable to approximately $5.2 million net redemption of short term investments. Net cash provided by investing activities was approximately $9.1 million for the nine months ended March 31, 2015, which was primarily attributable to $9.1 million net redemption of short term investments.

Financing Activities. Net cash used in financing activities totaled approximately $10.7 million for the nine months ended March 31, 2016, which was primarily attributable to $25.2 million for repayments of bank loans and bank guarantees, $43.8 million for repayments of notes payable and $0.5 million for repayments of capital lease obligations, and was offset by $17.2 million cash proceeds from bank loans and bank guarantees, $37.0 million proceeds from notes payable and $4.4 million decrease in restricted cash. Net cash used in financing activities totaled approximately $3.5 million for the nine months ended March 31, 2015, which was primarily attributable to $60.8 million for repayments of bank loans and bank guarantees, $13.3 million for repayments of other short term loans, $26.9 million for repayments of notes payable and $1.3 million for repayments of capital lease obligations, which was offset by $39.7 million cash proceeds from bank loans and bank guarantees, $16.5 million proceeds from other short term loans, $39.0 million proceeds from notes payable, $2.3 million decrease in restricted cash and $1.2 million proceeds from issuance of common stock.

Cash and cash equivalents. As of March 31, 2016, we had cash and cash equivalents of approximately $0.7 million as compared to approximately $2.7 million as of June 30, 2015. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $17.1 million and $26.4 million outstanding on loans and credit facilities as of March 31, 2016 and June 30, 2015, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. The RMB does not fluctuate with the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. The trend of depreciation of RMB continued in the year 2016, Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2016	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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