Form 10-K
period 2016-06-30
China Advanced Construction Materials Group, Inc
filed 2016-09-28
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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
Yes [  ]     No [X]

At December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were 2,180,799 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Capital Market) was approximately $1.9 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 22, 2016, there were 2,387,685 shares of the Registrant’s common stock outstanding.

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

•	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;
•	“BVI” refers to the British Virgin Islands;
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

•	“BVI-ACM” refers to Xin Ao Construction Materials, Inc;
•	“China-ACMH” refers to Beijing Ao Hang Construction Materials Technology Co., Ltd.;
•	“Xin Ao” refers to Beijing Xin Ao Concrete Group;
•	“Heng Yuan ZhengKe” refers to Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd;
•	“Hong Sheng An” refers to Beijing Hong Sheng An Construction Materials Co., Ltd;
•	“Heng Tai” refers to Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd;
•	“Da Tong” refers to Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd;
•	“Luan Xian HengXin” refers to Luan Xian HengXin Technology Co., Ltd;
•	“RMB” refers to the Renminbi, the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are references to the legal currency of the United States.

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

The following chart reflects our organizational structure as of the date of this report:

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

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries is approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation as of June 30, 2016. The Company has determined to dissolve these entities between March 2016 and June 2016. As of the date of this report, Da Tong has already dissolved and the other four entities are still under the administrative process of dissolving.

Our Business

Our concrete sales business is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant, a ready mix concrete batching plant in Beijing. The ready-mixed concrete sales business engages principally in the formulation, preparation and delivery of ready-mixed concrete to the worksites of our customers. For this segment of our business, we procure raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work site, and, for more sophisticated structures, pump the mixture and set it into structural frame molds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes because the chemistry of concrete mixture hardens thereafter. The deliverable radius of a concrete mixture from our ready mix plant in Beijing is approximately 25 kilometers. Traffic conditions would affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials associated for this business segment, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

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

Our Industry

Our Industry was influenced by the decline in the macro economy in recent periods. The concrete products industry experienced a slowdown in industry production and economic growth since September 2011. In 2014, the slowdown in the industry became more obvious month by month, with profit generally being squeezed by the greater pressure to maintain stable level of production and operation.

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

Construction Demand in China

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

China’s Cement & Concrete Demand

Demand for cement in China will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to stimulate sales by improving the quality of the product, stressing the versatility of certain types of cement with excellent performance and/or price benefits over other types of cement across a range of construction applications. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. The cement markets in Northwest and Southwest China are expected to grow at a faster pace, as a result of the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to exceed the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin. (Summary of the Freedonia Group's January 2009 "Cement in China" report from Business Wire).

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

The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within hours after mixing. Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within certain radius of such plant’s location. We produce ready-mixed concrete in batches at our plant and use mixer and other trucks to complete the production process, then distribute and deliver the concrete to the worksites of our customers.

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining market for construction materials in China:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and raise less credit risk to us. For the year ended June 30, 2016, five customers accounted for approximately 30% of the Company’s sales and 25% of the Company’s account receivables as of June 30, 2016. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers hence we maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing DongfangJianyu Institute of Concrete Science &Technology, which assist us with our research and development activities. During our five year agreement with the Institute, we obtain an advantageous status over many of our competitors by gaining access to a wide array of resources and knowledge. The Company incurred research & development expenses of approximately $0.7 million and $1.1 million for the years ended June 30, 2016 and 2015, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

• Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to efficiently operate our plant, by increasing capacity utilization at existing plant or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand. We were focused on our capacity utilization at our Beijing-based concrete plant in fiscal year 2016. As a result, we terminated our leased station based on slowing demand for railway construction and the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and national development and reform commission.

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

Our Operations

We provide materials through our ready-mixed concrete plant in Beijing. We own one concrete plant and its related equipment.

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

Our Customers

For the fiscal year ended June 30, 2016, we had no customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 30% and 35% of the Company’s sales for the years ended June 30, 2016 and 2015, respectively. The total accounts receivable from these customers amounted to approximately $13.5 million and $12.3 million as of June 30, 2016 and 2015, respectively.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 28% and 36% of the Company’s purchases for the years ended June 30, 2016 and 2015, respectively. The total accounts payable to these suppliers amounted to approximately $8.5 million and $5.8 million as of June 30, 2016 and 2015, respectively.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industrial demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the specific needs of projects while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, in cooperation with a leading research institution, experienced management and advisory experts. Our research and development expense was approximately $0.7 million for the year ended June 30, 2016, as compared to $1.1 million for the year ended June 30, 2015.

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

Beijing Concrete Institute Partnership

The Beijing DongfangJianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have frequently participated and collaborated with national and local government agencies to establish the following industry standards:

•	Specification For Mix Proportion Design of Ordinary Concrete JGJ55-2000
•	Code for Acceptance of Constructional Quality Of Concrete Structures GB 50204-2002
•	Applied Technical Specification of Mineral Admixtures In Concrete DBJ/T01-64-2002
•	Ready-Mixed Concrete GB/T 14902-2003
•	Practice Code for Application of Ready-Mixed Mortar DBJ 01-99-2005
•	Management Specification of Quality for Ready-Mixed Concrete
•	Technical Requirement for Environmental Labeling Products Ready-Mixed Concrete HJ/T412- 2007
•	High Performance Concrete mineral admixtures; GB/T18736-2012
•	Test method for determining cement density GB/T 208-2014
•	Evaluation for Life Cycle Environment-friendly Assessment of concrete products national standard GB/T XXXX- 20XX
•	Compound admixtures for concrete industry standard JG/T XXXX-20XX
•	The evaluation system on clean production of ready-mixed concrete
•	Safety production management regulation of premixed concrete
•	Technical specifications of waster concrete regeneration, commercial standard

We have a close association with the Beijing Concrete Institute and have been able to incorporate many of these research findings into our operations, products, and procedures. We work closely with the institute and, in return for our sponsorships to multiple research initiatives, we have been granted exclusive works for the development of the materials used for our existing plant’ regional projects.

We are able to use the Research Findings and Technical Publication and Procedures of the Beijing Concrete Institute, University of Science and Technology Beijing, Beijing University of Technology, China Academy of Building Research, China Building Materials Academy in our business, which provides us with an advantage over many of our competitors. Because of our contracts with the institutes, our competitors are unable to commercially utilize the findings. Some of these findings include:

•	Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.
•	Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.
•	Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science& Technology.
•	Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.
•	Construction Technology of HPC for the Capital International Airport.
•	Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar.
•	Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique.
•	State Swimming Center for Concrete Cracking Control Technology.
•	Research on construction waste recycled materials in concrete; Through the identification of the scientific and technological achievements with China Building Materials Science& Technology Progress.
•	Research on the application of tailings waste rocks in the concrete. Through the scientific and technological achievements identification by China Building Materials Science & Technology.
•

The research and application of alkali- free & high performance accelerator on concrete; Through the scientific and technological achievement identification by China Building Materials Science & Technology.

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

There are approximately140 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 10% market share.

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

Additionally, to make improvements at our currently existing plant, we do not need to apply for regulatory approval. However, in order to build new concrete plants, we need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area, and (iii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee. The time estimated to receive each of these approvals is approximately one month. In the past, we have not been rejected by any of these three regulators for approval.

Our Labor Force

As of June 30, 2016, we employed 448 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2016.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	93	20.76%
Sales	33	7.37%
Technical & Engineering Staff	29	6.47%
Production Staff	35	7.81%
Equipment & Maintenance	6	1.34%
Drivers & Heavy Equipment Operators	53	11.83%
Sub-Total	249	55.58%
Independent Contractors	199	44.42%
Total	448	100.00%

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

Our top five suppliers provide approximately 28% of the sourcing of the raw materials for our concrete production business. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

To make improvements at our currently existing plant, we do not need to apply for regulatory approval. However, in order to build a new concrete plant, we will need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee, and (iii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area. There is no guarantee that we will be able to obtain these regulatory approvals in a timely manner or at all.

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

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;
•	delays caused by weather conditions;
•	later contract start dates than expected when we bid on the contract;
•	contract modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;
•	availability and skill level of workers in the geographic location of a project;
•	our suppliers’ or subcontractors’ failure to perform;
•	fraud or theft committed by our employees;
•	mechanical problems with our machinery or equipment;
•	citations issued by governmental authorities
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations; and
•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

Our concrete production plant in Beijing may be subject to a general city rezoning plan which, if implemented in the future, may require us to relocate or possibly permanently shut down certain of this plant.

Our concrete production plant in Beijing may be subject to a general city rezoning plan which has been prepared by the Beijing municipal government. Under the rezoning plan, it is intended that the properties where this plant is located will be rezoned from industrial to commercial use. If and when implemented in respect of those properties, the rezoning plan may require us to vacate these properties and relocate the plant. In the event we are required to vacate the above properties, we would implement certain strategies to minimize any loss of production capacity during relocation. There can be no assurance that our strategies to deal with the relocation of the facilities can be implemented, or that such strategies can be implemented before we are required to vacate the above properties due to the proposed general city rezoning plan. If we are required to relocate the facilities, our results of operation and financial condition may be materially and adversely affected.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We produce, sell and deliver ready-mix concrete, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts expense also increased. Some of our customers appeared to have the problems of declining business and shortage in cash. The allowance for doubtful accounts decreased to approximately $11.5 million at June 30, 2016, compared to approximately $28.2 million at June 30, 2015 after our write-off of $17.5 million of accounts receivable. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has decreased from approximately 41% as of June 30, 2015, to approximately 22% as of June 30, 2016 after our write-off of $17.5 million of accounts receivable. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable to bad debt expense. The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Xianfu Han, our Chairman and Chief Executive Officer and Weili He, our Vice-Chairman and interim Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, operational and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Our Chairman, Xianfu Han, owns approximately 22.3% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 15.7% of our outstanding voting securities as of June 30, 2016, in a fully-diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2016, and a report of our management for the 2016 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2016, our internal controls over financial reporting were not effective. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2016, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

If we are unable to realize the current assets within the normal operating cycle, the Company may not have sufficient funds to meet our working capital requirements and debt obligations as they become due.

Our business is capital intensive and highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance the working capital requirements and the capital expenditures of the Company. There are a number of factors, such as the demand for the Company’s products, economic conditions, the competitive pricing in the concrete-mix industry, the Company’s operating results not continuing to deteriorate and the Company’s bank and shareholders being able to provide continued support, might result in insufficient funds to meet our working capital requirements, operating expenses and capital expenditure obligations. Due to recurring losses, the Company’s working capital was approximately $16.4 million as of June 30, 2016 as compared to $27.9 million as of June 30, 2015. As of June 30, 2016, cash on-hand balance of approximately $1.0 million and restricted cash balance of approximately $4.1 million with the remaining current assets are mainly composed of accounts receivables, other receivables, and prepayments and advances. If we fail to realize the current assets within the normal operating cycle, or if we are otherwise unable to establish other available funds, we may not have sufficient funds to meet our working capital requirements and debt obligations, grow our business and revenues, reduce our operating costs and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

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

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China's economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2015, China's economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China's economy to grow by 6.3% this year and 6% in 2017. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. China weakened the value of RMB currency by 6.9% to 6.64 against the US dollar on June 30, 2016 from 6.21 against the US dollar on August 1, 2016. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

Prior to January 1, 2008, under the old enterprises income tax law, Xin Ao was subject to a 33% income tax rate, which was subject to certain tax holidays and preferential tax rates. Under the new enterprise income tax law effective January 1, 2008, or the EIT Law, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Under the EIT Law, preferential tax treatments will be granted to enterprises that conduct business in certain encouraged sectors and to enterprises that qualify as “high and new technology enterprises”, a status reassessed every three years. In addition, an enterprise is entitled to a 0% value-added tax rate if it uses recycled raw materials to manufacture its products. Xin Ao was recognized as a high and new technology enterprise in January 2012 and was entitled to a 15% preferential income tax rate for the three-year period ended December 2014. In addition, Xin Ao uses recycled raw materials to manufacture its products and was entitled to a 0% value-added tax (the “VAT tax”) rate from June 2013. The favored treatment of being exempted from the VAT tax expired in June 2015, therefore, we will be subject to the 3% industry-standard rate and our value-added tax expenses increase, which could have a material adverse effect on our net income and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a two year term beginning on October 1, 2013, with the option to extend following expiration. The annual rent on the property is approximately $203,000. On April 30, 2012, the Company entered into a lease agreement to lease 43,000 square feet of office space from a third party, from May 1, 2012 to March 28, 2021, with annual payments of approximately $396,000. The lease agreement is separated into three lease terms, each term has three-year expiration period and will be automatically renewed to next three-year term and so on if the office building would not be acquired or demolished by the city government.

We have an extensive fleet of 78 transit mounted concrete mixers, 10 pump trucks, and we have access to an additional 11 concrete mixers and 5 pump truck vehicles for lease in Beijing depending on specific project requirements. More than half of the vehicles are equipped with GPS and tracking devices from the plant central dispatch center in order to optimize capacity utilization, production and delivery schedules.

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

Year	Quarter Ending	High	Low
2016	June 30	$3.20	$1.80
2016	March 31	$2.19	$1.46
2015	December 31	$3.19	$1.51
2015	September 30	$4.02	$2.63
2015	June 30	$4.79	$3.80
2015	March 31	$5.79	$3.77
2014	December 31	$6.82	$3.56
2014	September 30	$6.79	$3.48

Holders of Common Stock

As of September 21, 2016, there were 384 stockholders of record of our common stock.

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

During the year ended June 30, 2016, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing. Effectively on February 29, 2016, we terminated our operating lease for a concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and we did not anticipate it would in the foreseeable future. As a result, we entered an agreement with the lessor to terminate its operating lease, which was originally effective from August 18, 2013 to August 17, 2021, and for the sale of certain of our assets and liabilities (“Asset Group”) at the leased location.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2016, two customers accounted for approximately 7.65% and 6.74% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the years ended June 30, 2016 and 2015

The following table sets forth key components of our results of operations, in US dollars:

	Years ended
	June 30,
				Percentage
	2016	2015	Change	Change
Total revenue	$53,678,660	$55,470,578	$(1,791,918)	(3)%
Total cost of revenue	51,941,202	50,750,023	1,191,179	2%
Gross profit	1,737,458	4,720,555	(2,983,097)	(63)%
Recovery of (provision for) doubtful accounts	(3,854,014)	2,846,905	(6,700,919)	(235)%
Selling, general and administrative expenses	(6,814,977)	(10,142,589)	3,327,612	(33)%
Research and development expenses	(707,492)	(1,143,476)	435,984	(38)%
Loss on sale of Asset Group	(386,906)	-	(386,906)	100%
Loss realized from disposal of property, plant and equipment	-	(90,494)	90,494	(100)%
Impairment loss of long-lived assets	(2,624,487)	-	(2,624,487)	100%
Loss from operations	(12,650,418)	(3,809,099)	(8,841,319)	232%
Other income, net	(1,410,621)	745,343	(2,155,964)	(289)%
Loss before provision for income taxes	(14,061,039)	(3,063,756)	(10,997,283)	359%
Provision for income taxes	(1,744,975)	(1,100,356)	(644,619)	59%
Net loss	$(15,806,014)	$(4,164,112)	$(11,641,902)	280%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the year ended June 30, 2016, we generated total revenue of approximately $53.7 million, as compared to approximately $55.5 million during the year ended June 30, 2015, a decrease of approximately $1.8 million, or 3%. The decrease was primarily due to the weaken of Chinese Renminbi against U.S. dollars which translated our sales in Renminbi into lesser U.S. dollars, decrease of our selling price of concrete in the fourth quarter, and offset by our slight increase in our sales volume.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $51.9 million for the year ended June 30, 2016, as compared to approximately $50.8 million for the year ended June 30, 2015, an increase of approximately $1.1 million, or 2%. The increase in cost of revenue was primarily due to the increase in our unexpected high demand of sales during the quarter ended March 31, 2016, which we had incurred additional equipment rental and maintenance and short-term labor in order for us to meet the unexpected increased demand during such quarter which we incurred higher production than our normal production cost. In addition, the increase also attributed to the increase of the purchase unit price of cement for our production use during the year ended June 30, 2016 as compared to the same period in 2015.

Gross Profit. Total gross profit was approximately $1.7 million for the year ended June 30, 2016, as compared to approximately $4.7 million for the year ended June 30, 2015, a decrease of approximately $3.0 million. The decrease in gross profit for the year ended June 30, 2016, as compared with the same period last year, was primarily caused by the unexpected higher production cost during the quarter ended March 31, 2016 and the increase of the purchase unit price of cement for our production use.

Recovery of (Provision for) Doubtful Accounts. We incurred provision for doubtful accounts of approximately $3.9 million for the year ended June 30, 2016 as we identified some additional potential doubtful accounts for our customers due to China’s slowing economy with longer aging balances, while we had recovery of doubtful accounts of approximately $2.8 million for the year ended June 30, 2015. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of June 30, 2016, our accounts receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts receivable and notes	$51,812,683	$7,107,101	$14,649,082	$17,157,768	$10,496,043	$1,403,676	$999,013
Allowance for doubtful accounts	(11,524,131)	-	-	(2,575,665)	(6,545,777)	(1,403,676)	(999,013)
Accounts receivable and notes, net	$40,288,552	$7,107,101	$14,649,082	$14,582,103	$3,950,266	$-	$-

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $6.8 million for the year ended June 30, 2016, as compared to approximately $10.1 million for the year ended June 30, 2015, a decrease of approximately $3.3 million. The decrease was primarily due to $0.9 million decrease in salaries, social security and benefits expense, $0.7 million decrease in rental expense, $0.3 million decrease in director fees, $0.3 million decrease in professional fee, $0.7 million decrease in technology consulting fees, $0.1 million decrease in travel expenses and $0.3 million decrease in other various SG&A expense as compared to the year ended June 30, 2015 as our management were committed to focus on reducing general and administrative expenses.

Research and Development Expenses. Research and development expenses were approximately $0.7 million and $1.1 million for the years ended June 30, 2016 and 2015, respectively. Our research and development expenditure was maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook, plus any discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss on sale of Asset Group. Effective February 29, 2016, we terminated an operating lease for our concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and we did not anticipate it would in the foreseeable future. We entered an agreement with a third party to terminate the lease of the concrete plant and sale of Asset Group in this plant. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). We recognized approximately $0.4 million loss from the sale of Asset Group for the year ended June 30, 2016. In compliance with the terms of the agreement, the Company received approximately RMB 3.0 million (approximately $0.5 million) subsequently in July and August 2016 with the remaining consideration to be paid by December 31, 2016.

Impairment loss of long-lived assets. During the year ended June 30, 2016, we performed an impairment testing on our long-lived assets and recorded an impairment loss amounting to approximately $2.6 million which was mainly caused by the decrease in concrete selling prices during the fourth quarter of this year while cost of cement has increased recently which lead to projected gross profits to be lower. We did not have such impairment charges during the year ended June 30, 2015.

Loss from Operations. We incurred loss from operations of approximately $12.6 million for the year ended June 30, 2016, as compared to loss from operations of approximately $3.8 million for the year ended June 30, 2015. Such increase of approximately $8.8 million in loss from operations was primarily due to a decrease of approximately $3.0 million in gross profit, an approximately $6.7 million additions in provision of doubtful accounts, the loss from sale of Asset Group of approximately $0.4 million and an impairment loss of long-lived assets of $2.6 million offset by the decrease of approximately $3.3 million in SG&A expense and the decrease of $0.4 million in research and development expenses.

Other (Expense) Income, Net. Other (expense) income, net consists of valued added tax exemption from the PRC government, interest income (expense), and other non-operating income (expense). We incurred net other expense of approximately $1.4 million for the year ended June 30, 2016, as compared to other income of approximately $0.7 million for the year ended June 30, 2015. Due to the fact that we use recycled raw materials to manufacture our products, the State Administration of Taxation granted us a VAT tax exemption, which expired in June 2015. From July 2015 going forward, we are subject to VAT at the rate of 3% of the gross sales price. The VAT tax collected from our customers during the aforementioned period had been retained by the Company and recorded as other subsidy income and we do not have such income during the year ended June 30, 2016. Approximately $1.7 million of subsidy income was recorded for the year ended June 30, 2015. We also recorded $0.8 million and $1.4 million interest expense for the years ended June 30, 2016 and 2015, respectively. Decrease in interest expense was a result of decreased average borrowings. We also incurred $0.8 million and $0.7 million finance expense for the years ended June 30, 2016 and 2015, respectively, as a result from our bank charge of issuing our notes payables.

Provision for Income Taxes. We incurred provision for income taxes of approximately $1.7 million and $1.1 million for the years ended June 30, 2016 and 2015, respectively. We have used recycled raw materials in our concrete production since our inception, which has entitled us to an income tax rate reduction from 25% to 15% through June 2018, as granted by the State Administration of Taxation, PRC. Since January 1, 2009, we have been subject to a 15% income tax rate. In the past, Xin Ao has paid the corporate income tax on behalf of China-ACMH, and there could be a potential liability for additional taxes for China-ACMH, though at present the Company is unable to determine the extent of such liability, if any. The $1.7 million and $1.1 million provision for income taxes for the years ended June 30, 2016 and 2015, respectively, presents 100% and 60% allowance, respectively, that we previously capitalized as deferred tax assets. As the Company has been incurring loss and we do not expect that we can realize such allowances for future benefit and provided 100% and 60% allowance during the years ended June 30, 2016 and 2015, respectively.

Net (Loss) Income. We incurred net loss of approximately $15.8 million and $4.2 million for the years ended June 30, 2016 and 2015, respectively. Such increase of $11.6 million in net loss was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of approximately $1.0 million and restricted cash of approximately $4.1 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and the capital expenditures. Due to recurring losses, our working capital was approximately $16.4 million as of June 30, 2016 as compared to $27.9 million as of June 30, 2015. As of June 30, 2016, cash on-hand balance of approximately $1.0 million and restricted cash balance of approximately $4.1 million with the remaining current assets are mainly composed of accounts receivables, other receivables, and prepayments and advances.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management had considered the historical experience, the economy, trends in the construction industry, the expected collectability of the accounts and other receivables and the realization of the prepayments on inventory and provided for an allowance for doubtful accounts as of June 30, 2016. We expect to realize the balances net of allowance within the normal operating cycle of twelve months period. If we are unable to realize our current assets within the normal operating cycle of twelve months period, we may have to consider its available source of funds through the following:

•	Financial support and credit guarantee commitment from our shareholders (See Note 11 Related party transactions).

•	Other available sources of financing from the PRC banks and other financial institutions given our credit history.

Based on the above considerations, our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to the Company’s plan, such as the demand for our products, economic conditions, the competitive pricing in the concrete-mix industry, our operating results not continuing to deteriorate and our bank and shareholders being able to provide continued support.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the years ended
	June 30,
	2016	2015

Net cash provided by (used in) operating activities	$5,865,898	$(12,970,574)

Net cash provided by investing activities	4,923,410	9,390,527

Net cash used in financing activities	(12,307,141)	(9,231,572)

Effect of foreign currency translation on cash and cash equivalents	(167,112)	72,424

Net change in cash and cash equivalents	$(1,684,945)	$(12,739,195)

Principal demands for liquidity are for purchase of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $5.9 million for the year ended June 30, 2016, which was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $11.1 million, primarily including adjustments for $2.0 million of depreciation, $0.5 million of stock-based compensation expense, $1.7 million of deferred tax provision, $3.9 million of provision for doubtful accounts, $0.4 million from sale of net assets and $2.6 million of impairment loss of long-lived assets. Net cash from changes in operating assets and liabilities resulted in a net cash inflow of approximately $10.6 million, which mainly included decrease in prepayment and advances of $5.3 million, additional accounts payable of $33.1 million, and additional customer deposits of $3.2 million, and was primarily offset by cash outflow for additional accounts receivable of $31.3 million, and decrease in other payables of $1.2 million.

We are making improvements in our cash inflows from operating activities, combined with winning more favorable terms with our suppliers and customers which will be accompanied by greater working capital needs for our expanding operations.

Investing Activities. Net cash provided by investing activities was approximately $4.9 million for the year ended June 30, 2016, which was primarily attributable to approximately $5.1 million net redemption of short term investments which was offset by $0.2 million purchases of property, plant and equipment.

Financing Activities. Net cash used in financing activities totaled approximately $12.3 million for the year ended June 30, 2016, which was primarily attributable to $25.0 million for repayments of bank loans and bank guarantees, $61.2 million for repayments of notes payable and $0.5 million for repayments of capital lease obligations, and was offset by $17.1 million cash proceeds from bank loans and bank guarantees, $50.9 million proceeds from notes payable and $6.3 million decrease in restricted cash.

Cash and cash equivalents. As of June 30, 2016, we had cash and cash equivalents of approximately $1 million as compared to approximately $2.7 million as of June 30, 2015. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $16.6 million and $26.4 million outstanding loans and credit facilities as of June 30, 2016 and 2015, respectively. See Note 9 to our consolidated financial statements included elsewhere in this report.

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

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, its variable interest entity Xin Ao and its subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao and its subsidiaries are then consolidated with China ACM’s financial statements.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”)requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, deferred stock-based compensation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer or services are provided by the Company and collectability of payment is reasonably assured.

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

Accounts receivable

During the normal course of business, we extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry, and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. We provide a provision of 15% of allowance for doubtful accounts for accounts receivable balance that are past due more than 180 days but less than one year, 40% of allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amount as necessary, which our collection department had determined the collection of the full amount is remote with the approval from our management to provide 100% provision allowance for doubtful accounts. Our management have continued to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

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

Due to recurring losses, the deterioration of the concrete-mix industry in the city of Beijing, PRC and because of competitive pricing pressure, we have performed an impairment analysis and determined its long-lived assets are impaired. As a result, we recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of our transportation equipment and plant and machinery. The loss was determined using Level 3 inputs. There was no impairment charge for the year ended June 30, 2015.

As of June 30, 2016, we have recorded an impairment charge to write down the carrying value of certain of our property, plant and equipment to fair value. We used the discounted cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are the estimated revenue and purchase price of our raw materials based on our historical experience and current market demand and discount rate. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues. Potential future events might occur, which will further reduce the current selling price of our inventory sold or increase our cost that are associated with our revenues that could result in a future impairment charge.

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

United States federal, state and local income tax returns prior to 2013 are not subject to examination by any applicable tax authorities.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short- term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 6.0% for RMB bank loans with a term of twelve months or less.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and note receivable, other receivables and advances on equipment purchases. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts and note receivable, other receivables and advances on equipment purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

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

Because substantially all of our earnings and cash assets are denominated in RMB, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any dollar-denominated investments we make in the future.

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

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the year ended June 30, 2016, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2016 and 2015 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, we concluded that as of June 30, 2016, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the 2013 COSO framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2016. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2016, the internal control over financial reporting was not effective.

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

(c) Changes in internal control over financial reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

		Position with the	Term as Director
Name	Age	Company	of
			Company
Xianfu Han	56	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	58	Chief Operating Officer, Interim Chief Financial Officer, Vice Chairman and Director	April 2008 – Present
Tao Jin	48	Director	May 2011 – Present
Xinyong Gao	43	Director	June 2012 – Present
Ken Ren	40	Director	June 2012 – Present

Name	Position with the Company and Principal Occupations

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

Based solely on a review of Forms 3, 4 and 5 (including amendments to such form) furnished to the Company during and with respect to the year ended June 30, 2016 and written representations from certain persons that no other reports were required for them, we believe that each of the Company’s directors, officers and more than ten-percent stockholders filed all such required forms on a timely basis.

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

Audit Committee

Our audit committee consists of Mr. Ren, Mr. Jin and Mr. Gao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Ren serves as our audit committee financial expert as that term is defined by Item 407 of Regulation S-K of the Exchange Act. The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
•	reviewing with our independent auditors any audit problems or difficulties and management’s response;
•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K under the Securities Act of 1933, as amended;
•	discussing the annual audited financial statements with management and our independent auditors;
•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
•	annually reviewing and reassessing the adequacy of our audit committee charter;
•	meeting separately and periodically with management and our internal and independent auditors; and
•	reporting to the Board; and
•	such other matters that are specifically delegated to our audit committee by the Board from time to time.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2016 and 2015

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2016 and 2015.

Name and Principal Position	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Comp ensati on ($)	Total ($)
Xianfu Han Chairman and CEO	2016 2015	300,000 300,000	-	-	-	-	-	-	300,000 300,000
Weili He, Vice Chairman, interim CFO and COO	2016 2015	300,000 300,000	-	-	-	-	-	-	300,000 300,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 21, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO	533,378	22.3%
Weili He (4)	Vice Chairman, COO and Interim CFO	375,622	15.7%
Ken Ren (5)	Director	10,000	*
Tao Jin (6)	Director	--	--
Xinyong Gao (7)	Director	10,000	*
All officers and directors as a group (5 persons named above)		929,000	38.9%

*Less than 1%

 (1)As of the close of business on September 21, 2016, there were 2,387,658 shares of our common stock outstanding.

(2)In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on September 21, 2016 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 21, 2016, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

Mr. Xianfu Han, the Company’s Chief Executive Officer and Mr. Weili He, the Company’s Chief Operating Officer and interim Chief Financial Officer, had advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. On December 2, 2014, the Board authorized the Company to issue 92,897 and 81,968 shares of common stock of the Company (collectively, the “Shares”), to each of Mr. Xianfu Han and Mr. Weili He, at $5.49 per share, the closing bid price quoted by Nasdaq on December 1, 2014. The Shares offset the payables advanced by the two executives in the amount of approximately $510,000 and $450,000, respectively, to the Company. Payable balance also include their annual salary of $300,000. Therefore, as of June 30, 2016, approximately $715,000 and $776,000 remained payable to Mr. Han and Mr. He, respectively.

Certain short-term bank loans and bank guarantees are guaranteed by our officers, see note 9 to the consolidated financial statements.

The Company has a lease agreement to lease office space from a related party through October 31, 2016, which annual payments of approximately $25,000.

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2016 and 2015:

	Years Ended
	June 30,	June 30,
	2016	2015
Audit Fees	$133,000,	$165,000
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$133,000	$165,000

Total fees billed to us by Friedman, LLP was $88,000 and $165,000 during fiscal years ended June 30, 2016 and 2015, respectively. Total fees billed to us by Kabani & Company, Inc. was $45,000 during fiscal year ended June 30, 2016.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman LLP for our consolidated financial statements as of and for the year ended June 30, 2016.

The Company’s principal accountant, Friedman LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for the Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.4	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.5	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015		(1)Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009. (2)Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 27, 2015

10.10	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

21.1	List of Subsidiaries		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2013.

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm	[X]

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Advanced Construction Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY
September 28, 2016

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,006,970	$2,691,915
Restricted cash	4,097,621	11,062,358
Accounts receivable, net	40,288,552	40,357,169
Inventories	1,023,471	1,416,664
Short term investments	-	5,401,499
Other receivables	7,093,030	1,080,187
Prepayments and advances	37,209,699	52,478,097
Deferred tax assets	-	1,836,757
Total current assets	90,719,343	116,324,646

PROPERTY PLANT AND EQUIPMENT, net	4,709,794	10,155,848

ADVANCES ON EQUIPMENT PURCHASES, net of allowance of $0 and $3,578,891 as of June 30, 2016 and 2015, respectively	-	1,684,064

Total assets	$95,429,137	$128,164,558

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$16,555,440	$26,355,700
Notes payable	18,060,480	30,530,050
Accounts payable	31,234,091	23,399,883
Customer deposits	4,272,144	1,284,579
Other payables	600,205	2,704,233
Other payables - shareholders	1,491,125	683,678
Accrued liabilities	1,992,214	2,003,662
Capital lease obligations - current	-	1,489,384
Taxes payable	95,708	12,859
Total current liabilities	74,301,407	88,464,028

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,180,799 shares issued and outstanding as of June 30, 2016 and 2015	2,181	2,181
Additional paid-in-capital	38,373,584	38,373,584
Accumulated deficit	(31,204,831)	(15,398,817)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	7,708,439	10,475,225
Total shareholders' equity	21,127,730	39,700,530
Total liabilities and shareholders' equity	$95,429,137	$128,164,558

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	June 30,
	2016	2015
REVENUE
Sales of concrete	$53,678,660	$55,156,358
Manufacturing services	-	314,220
Total revenue	53,678,660	55,470,578

COST OF REVENUE
Concrete	51,941,202	50,464,403
Manufacturing services	-	285,620
Total cost of revenue	51,941,202	50,750,023

GROSS PROFIT	1,737,458	4,720,555

RECOVERY OF (PROVISION) FOR DOUBTFUL ACCOUNTS	(3,854,014)	2,846,905
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(6,814,977)	(10,142,589)
RESEARCH AND DEVELOPMENT EXPENSES	(707,492)	(1,143,476)
LOSS ON SALE OF ASSET GROUP	(386,906)	-
LOSS REALIZED FROM DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	-	(90,494)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	(2,624,487)	-

LOSS FROM OPERATIONS	(12,650,418)	(3,809,099)

OTHER (EXPENSE) INCOME, NET
Subsidy income	-	1,673,444
Non-operating income (expense), net	20,920	(2,167)
Interest income	268,088	1,175,683
Interest expense	(838,323)	(1,361,697)
Finance expense	(861,306)	(739,920)
TOTAL OTHER (LOSS) INCOME, NET	(1,410,621)	745,343

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,061,039)	(3,063,756)

PROVISION FOR INCOME TAXES	(1,744,975)	(1,100,356)

NET LOSS	$(15,806,014)	$(4,164,112)

COMPREHENSIVE LOSS
Net loss	$(15,806,014)	$(4,164,112)
Other comprehensive income (loss) - foreign currency translation adjustment	(2,766,786)	319,747

COMPREHENSIVE LOSS	$(18,572,800)	$(3,844,365)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,180,799	1,936,591
Diluted	2,180,799	1,936,591

Loss per share:
Basic	$(7.25)	$(2.15)
Diluted	$(7.25)	$(2.15)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings
	Common stock		Additional	(Accmulated deficit)		Accumulated
	Number	Par	Paid-in		Statutory	other comprehensive
	of shares	amount	capital	Unrestricted	reserves	income	Total

BALANCE, June 30, 2014	1,486,871	$1,487	$35,233,305	$(11,234,705)	$6,248,357	$10,155,478	$40,403,922

Restricted stock issued for compensation and services	251,875	252	1,012,979	-	-	-	1,013,231
Common stock issued for repayment of related-party debts	174,865	175	960,009	-	-	-	960,184
Common stock issued under Employee Stock Purchase Plan	267,188	267	1,167,291	-	-	-	1,167,558
Net loss	-	-	-	(4,164,112)	-	-	(4,164,112)
Foreign currency translation gain	-	-	-	-	-	319,747	319,747

BALANCE, June 30, 2015	2,180,799	2,181	38,373,584	(15,398,817)	6,248,357	10,475,225	39,700,530

Net loss	-	-	-	(15,806,014)	-	-	(15,806,014)
Foreign currency translation loss	-	-	-	-	-	(2,766,786)	(2,766,786)

BALANCE, June 30, 2016	2,180,799	$2,181	$38,373,584	$(31,204,831)	$6,248,357	$7,708,439	$21,127,730

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,806,014)	$(4,164,112)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,953,087	2,127,260
Stock-based compensation expense	498,604	514,809
Deferred tax provision	1,744,952	764,487
Provision for (recovery of) doubtful accounts	3,854,014	(2,846,905)
Loss realized from disposal of property, plant and equipment	-	90,494
Loss on sale of Asset Group	386,906	-
Impairment loss of long-lived assets	2,624,487	-
Changes in operating assets and liabilities
Accounts and notes receivable	(31,302,306)	(11,520,175)
Inventories	(60,840)	156,413
Other receivables	660,051	3,388,038
Prepayments and advances	5,334,686	(15,995,822)
Accounts payable	33,108,245	13,511,852
Customer deposits	3,194,095	202,663
Other payables	(1,150,691)	631,801
Other payables - shareholders	600,000	600,000
Accrued liabilities	139,943	(251,495)
Taxes payable	86,679	(179,882)
Net cash provided by (used in) operating activities	5,865,898	(12,970,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments, net	5,131,523	9,377,145
Proceeds from disposal of property, plant and equipment	-	57,015
Purchase of property, plant and equipment	(208,113)	(43,633)
Net cash provided by investing activities	4,923,410	9,390,527

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans and bank guarantees	17,106,980	43,005,600
Payments of short term loans and bank guarantees	(25,038,398)	(71,309,312)
Proceeds from short term loans - other	-	-
Payments of short term loans - other	-	(3,258,000)
Proceeds from notes payable	50,854,386	50,987,700
Payments of notes payable	(61,196,333)	(30,380,850)
Payable to shareholder	207,447	118,302
Principal payments on capital lease obligations	(516,534)	(2,000,549)
Change in restricted cash	6,275,311	2,437,985
Proceeds from issuance of common stock	-	1,167,552
Net cash used in financing activities	(12,307,141)	(9,231,572)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(167,112)	72,424

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,684,945)	(12,739,195)

CASH AND CASH EQUIVALENTS, beginning of year	2,691,915	15,431,110

CASH AND CASH EQUIVALENTS, end of year	$1,006,970	$2,691,915

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

Beijing XinAo Concrete Group (“Xin Ao”), a VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly-owned subsidiaries (collectively, and with “Xin Ao”, the “VIEs”) in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (“Heng Xin”). There were no operations since establishment of these five entities and the Company is not planning to pursue operations for these entities. As a result, the Company has determined to dissolve these entities between March 2016 and June 2016. As of the date of this report, Da Tong has already dissolved and the other four entities are still under the administrative process of dissolving.

China ACM, BVI-ACM, China-ACMH and the VIEs are collectively referred to as the “Company.”

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $16.4 million as of June 30, 2016 as compared to $27.9 million as of June 30, 2015. As of June 30, 2016, cash on-hand balance of approximately $1.0 million and restricted cash balance of approximately $4.1 million with the remaining current assets are mainly composed of accounts receivables, other receivables, and prepayments and advances.

Although the Company believes that it can realize its current assets, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management had considered the historical experience, the economy, trends in the construction industry, the expected collectability of the accounts and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2016. The Company expects to realize the balances net of the allowance within normal operating cycle of twelve months period. If the Company is unable to realize its current assets within the normal operating cycle of twelve months period, the Company may have to consider its available source of funds through the following:

•	Financial support and credit guarantee commitment from the Company’s majority shareholders (See Note 11 Related party transactions).
•	Other available sources of financing from the PRC banks and other financial institutions given the Company’s credit history.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to the Company’s plan, such as the demand for the Company’s products, economic conditions, the competitive pricing in the concrete-mix industry, the Company’s operating results not continuing to deteriorate and the Company’s bank and shareholders being able to provide continued support.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	June 30,
	2016	2015
Current assets	$90,518,451	$115,628,360
Property, plant and equipment	4,709,794	10,154,170
Other noncurrent assets	-	491,100
Total assets	95,228,245	126,273,630

Liabilities	(72,579,677)	(87,520,412)

Intercompany payables*	(7,355,650)	(8,650,651)

Total liabilities	(79,935,327)	(96,171,063)

Net Assets	$15,292,918	$30,102,567

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include deferred income taxes, allowance for doubtful accounts, deferred stock-based compensation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Asset and liability accounts at June 30, 2016 and 2015, were translated at RMB 6.64 to $1.00 and RMB 6.11 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the years ended June 30, 2016 and 2015 were RMB 6.43 and RMB 6.14 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

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

The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer or services are provided by the Company and collectability of payment is reasonably assured.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of June 30, 2016 and 2015, the Company had deposits in excess of federally insured limits totaling approximately $0.9 million and $ 2.6 million, respectively.

Restricted cash

As of June 30, 2016 and 2015, restricted cash consisted of collateral representing cash deposits for short term loans, bank guarantees and notes payable.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers the historical experience, the economy, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides a provision of 15% of allowance for doubtful accounts for accounts receivable balance that are past due more than 180 days but less than one year, 40% of allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amount as necessary, which the Company’s collection department had determined the collection of the full amount is remote with the approval from the Company’s management to provide 100% provision allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification need, advances to employees, due from unrelated entities, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection are made. The Company provides a provision of 5% of allowance for doubtful accounts for other receivables balance that are aged within 1 year, 50% of allowance for doubtful accounts for other receivables aged from one to two years, 100% of allowance for doubtful accounts for other receivables aged beyond two years.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2016 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

Short term investments

The Company entered into an investment agreement with a financial investment company in April 2015. The agreement allows the Company to invest up to RMB 100 million ($16.4 million) for maximum periods of two years. The Company can redeem the investment at any time within the agreed period upon 30-day notice. The financial investment company invests the Company’s funds in certain financial instruments including bonds, mortgage trust or mutual funds. The rates of return on these investments were estimated to be approximately at 10% per annum by such a financial investment company. As of June 30, 2016 the Company did not experience gain or loss on the redemption of its investment and all of the investments were returned to the Company.

Prepayments and advances

Prepayments are monies deposited or advanced to outside vendors for future inventory purchases. As a standard practice in China, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

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

Due to recurring losses, the deterioration of the concrete-mix industry in the city of Beijing, PRC and competitive pricing pressure, the Company has performed an impairment analysis and determined its long-lived assets are impaired. As a result, the Company recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of the Company’s transportation equipment and plant and machinery. The loss was determined using Level 3 inputs (See Note 7). There was no impairment charge for the year ended June 30, 2015.

Competitive pricing pressure and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

Advances on equipment purchases, net

The Company advances monies to a supplier for equipment purchase. These advances are interest free and unsecured.

The Company has made advances to a supplier to construct specialized equipment to expand its operation into construction material recycling. However, the Company did not finalize its plan on whether to continue to pursue such business while its supplier cannot refund the advances due to the unique specification. As a result, for each of the years ended June 30, 2016 and 2015, the Company recorded a bad debt allowance for advances on equipment purchases for approximately $1.1 million and $1.2 million, respectively. Management is still making efforts to collect partially or negotiate with the supplier for some other alternative solutions to minimize the Company’s loss. However, as management believes the collection of the full payment are remote, management has written-off the full balance of the advances on equipment purchase against the allowance for doubtful account during the year ended June 30, 2016.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2013 are not subject to examination by any applicable tax authorities.

Value Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate was 6% of gross sales for the Company’s industry, which was reduced to 3% of gross sales on July 1, 2014. Due to the fact that the Company uses recycled raw materials to manufacture its products, the State Administration of Taxation granted the Company a VAT tax exemption, which expired in June 2015. From July 2015 going forward, the Company is subject to VAT at the reduced rate of 3% of the gross sales price.

Research and development and repair and maintenance

Research and development, and repair and maintenance costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives. Research and development costs for the years ended June 30, 2016 and 2015 were approximately $0.7 million and $1.1 million, respectively. Repair and maintenance costs for the years ended June 30, 2016 and 2015 were approximately $0.6 million and $0.2 million, respectively.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. This update will be effective for public companies in annual periods beginning after December 15, 2017, and interim periods within those years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This update will be effective for public companies in annual periods beginning after December 15, 2017, and interim periods within those years Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Supplemental disclosure of cash flow information

For the years ended June 30, 2016 and 2015, the Company paid interest in the amounts of approximately $0.8 million and $1.4 million, respectively.

Cash payments for income tax for the years ended June 30, 2016 and 2015 were approximately $0 and $0.5 million, respectively.

Non-cash investing and financing activities

During the year ended June 30, 2016, pursuant to the three-party settlement agreement, the Company offset capital lease obligations with prepayment and advances on equipment purchases for approximately $0.7 million, and with accounts and notes receivable for approximately $0.2 million. The Company had receivables of approximately $1.7 million as a result of disposal of certain assets and liabilities during the year ended June 30, 2016 and the net assets disposal value was approximately $2.0 million (see Note 6).

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

Other

During the year ended June 30, 2016, the Company offset approximately $20.1 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements.

During the year ended June 30, 2016, the Company reclassified approximately $5.4 million from prepayments and advances to other receivables as the suppliers’ products do not meet the Company’s specification need and the Company has requested for the advances to be refunded.

Note 4 – Accounts receivable, net

Accounts receivable, net consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2016	2015

Accounts receivable	$51,812,683	$68,566,418
Less: Allowance for doubtful accounts	(11,524,131)	(28,209,249)
Total accounts receivable, net	$40,288,552	$40,357,169

Movement of allowance for doubtful accounts is as follows:

	June 30, 2016	June 30, 2015

Beginning balance	$28,209,249	$31,667,803
Provision for (recovery of) doubtful accounts	2,591,465	(4,034,039)
Less: write-off	(17,482,713)	(66,839)
Exchange rate effect	(1,793,870)	643,324
Ending balance	$11,524,131	$28,209,249

Note 5 – Inventories

Inventories consisted of the following:

	June 30,	June 30,
	2016	2015
Raw materials	$1,023,471	$1,416,664

Note 6 – Other receivables

Other receivables

Other receivables and allowance for doubtful accounts consisted of the following:

	June 30,	June 30,
	2016	2015
Other receivables, current	$7,742,057	$3,483,549
Less: Allowance for doubtful accounts, current	(2,334,672)	(2,403,362)
Other receivables - current, net	5,407,385	1,080,187
Other receivable from sale of asset group	1,685,645	-
	$7,093,030	$1,087,187

Movement of allowance for doubtful accounts is as follows:

	June 30, 2016	June 30, 2015

Beginning balance	$2,403,362	$2,810,887
Provision for (recovery of) doubtful accounts	129,212	-
Less: write-off	-	(426,189)
Exchange rate effect	(197,902)	18,664
Ending balance	$2,334,672	$2,403,362

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other receivable from sale of Asset Group

On February 29, 2016, the Company terminated an operating lease for its concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and the Company did not anticipate it would in the foreseeable future. The Company entered an agreement with the lessor to terminate its operating lease, which was originally effective from August 18, 2013 to August 17, 2021, and for the sale of certain of the Company’s assets and liabilities (“Asset Group”) at the leased location. Under the agreement, the carrying value of the Asset Group was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). The Company recognized approximately $0.4 million loss from the sale of the Asset Group for the year ended June 30, 2016. The Company received RMB 3.0 million (approximately $0.5 million) subsequently in July and August 2016. Pursuant to the terms of the agreement, the remaining consideration of RMB 8.2 million (approximately $1.2 million) are to be paid by December 31, 2016.

As of February 29, 2016, the book value of the net assets underlying the lease and the determination of the $0.4 million loss is as follows:

Total consideration	$1,685,645
Asset Group
Accounts receivable	4,906,752
Inventories	337,873
Property plant and equipment	430,497
Prepaid	46,725
Accounts payable	(2,865,550)
Other payables	(796,220)
Total of Asset Group	2,060,077
Total loss from sale of Asset Group	(374,432)
Exchange rate effect	(12,474)
Total loss from sale of Asset Group	$(386,906)

In accordance with ASC 205, the Company did not report the sale of the Asset Group as discontinued operations as the sale of the Asset Group did not represent a strategic shift that has a major effect on the Company’s operations and financial results.

Note 7 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2016	2015
Machinery and equipment	$754,997	$2,363,324
Transportation equipment	4,299,862	1,030,710
Leased equipment	-	11,287,442*
Office equipment	1,172,059	1,305,992
Buildings and improvements	314,909	393,205
Total	6,541,827	16,380,673
Less: Accumulated depreciation	(1,832,033)	(6,224,825)
Plant and equipment, net	$4,709,794	$10,155,848

*The Company had reclassified the leased equipment to transportation equipment as all the capital lease term were ended in February 2016.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets are reviewed for impairment if events and changes in circumstances indicate that their carrying amounts may not be recoverable. Due to the recurring losses in the Company’s operations, the Company assessed the recoverability of all of its remaining long-lived assets at June 30, 2016 and 2015, respectively. Such assessment did not result in any impairment charges for the year ended June 30, 2015. However, during the year ended June 30, 2016, the competitive pricing in the concrete-mix industry in the city of Beijing, PRC has effected the Company’s operations, and continue to deteriorate the Company’s projected cash flow. Based on the Company’s evaluation, the amount deviated from the sum of the discounted cash flows expected to be generated from the long-lived assets and were less than the carrying value by approximately $2.6 million. As a result, an impairment loss was recorded and included in operating expenses for the year ended June 30, 2016. The discounted cash flows were determined using certain expected changes to the current operational assumptions and were based upon, but not limited to, the following assumptions:

•	Projected selling units and growth in the Company’s concrete-mix market along with the consideration of which the Company had remained with one concrete mixture station.
•	Projected unit selling price in the concrete-mix market in the city of Beijing, PRC.
•	Projected unit purchase cost in the cement market in the city of Beijing, PRC.
•	Selling and general and administrative expenses to be in line with the growth in the concrete-mix market.
•	Projected bank borrowings interest rate.

Depreciation expense for the years ended June 30, 2016 and 2015 amounted to approximately $2.0 million and $2.1 million, respectively, of which, approximately $1.5 million and $1.5 million were depreciation expense for the leased equipment for the years ended June 30, 2016 and 2015, respectively.

Note 8 – Prepayments and advances

Prepayments and advances consisted of the following:

	June 30,	June 30,
	2016	2015
Advances on inventory purchases	$37,209,699	$51,979,493
Deferred stock-based compensation	-	498,604
Total prepayments and advances	$37,209,699	$52,478,097

Note 9 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2016	2015
Loans from China Construction Bank, each with an interest rate from 4.35% per annum, due September, October and December, 2016, and March 2017, of which, $3,010,080 was repaid in September 2016; guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	12,404,320	5,729,500

Loan from Bank of Beijing, interest rate at 5.66% per annum, due March, 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	4,515,120	4,911,000

Loan from Citic Bank, interest rate at 7.80% per annum; guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han and Mr. Weili He. This loan was repaid in full in August 2015.	-	3,274,000

	$16,555,440	$13,914,500

The above guarantor is a supplier to the Company. Mr. Xianfu Han and Mr. Weili He are the Company’s Chief Executive Officer and interim Chief Financial Officer, respectively. Also see Note 11 – Related party transactions.

Interest expenses were approximately $0.8 million and $1.4 million for the years ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016 and June 30, 2015, the Company had restricted cash for short-term loans and bank guarantees of approximately $22,000 and $2.6 million, respectively.

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable were guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han and amounted to approximately $18.1 million (RMB 120 million) and $30.5 million (RMB 187 million) as of June 30, 2016 and June 30, 2015, respectively, and were non-interest bearing with expiration dates between July and December 2016. The restricted cash for the notes was approximately $4.1 million and $8.5 million as of June 30, 2016 and June 30, 2015, respectively.

Note 10 – Capital lease obligations

Capital lease obligations consisted of the following:

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

Interest expenses were approximately $25,000 and $0.2 million for the years ended June 30, 2016 and 2015, respectively.

Note 11 – Related party transactions

Other payables – shareholders

Two shareholders advanced funds to BVI-ACM, for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders and officers of the Company also guaranteed certain of the Company’s short-term loans payable to banks (see Note 9). The other payables balance also includes the Company’s salary payables to the two shareholders.

In December 2014, the Company issued an aggregate of 174,865 shares of restricted common stock to pay off certain other payables to two shareholders (see Note 13). Other payables - shareholders consisted of the following:

	June 30,	June 30,
	2016	2015
Xianfu Han	$715,086	$315,762
Weili He	776,039	367,916
	$1,491,125	$683,678

Note 12 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the year ended June 30, 2016. As of June 30, 2016, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.6 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. As of June 30, 2016 and 2015, valuation allowance for deferred tax assets was approximately $0.2 million and $0.3 million, respectively. Management reviews this valuation allowance periodically and makes changes accordingly.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is $0 under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

All of the Company’s income is generated in the PRC, through VIEs. The Company’s VIEs had cumulative losses of approximately $15.3 million and $1.0 million as of June 30, 2016 and June 30, 2015, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings.

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

The EIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The Company intends to permanently reinvest undistributed earnings of its Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Loss before provision for income taxes consisted of:

	Years ended June 30,
	2016	2015

USA and BVI	$(1,556,270)	$(1,603,513)
China	(12,504,769)	(1,460,243)
	$(14,061,039)	$(3,063,756)

Provision for income taxes consisted of:

	Years ended June 30,
	2016	2015
Current provision:
USA	$-	$-
China	(23)	(335,869)
Total current provision	(23)	(335,869)
Deferred provision:
USA	-	-
China	(1,744,952)	(764,487)
Total deferred provision	(1,744,952)	(764,487)
Total provision for income taxes	$(1,744,975)	$(1,100,356)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2016	2015
Deferred tax assets
Allowance for doubtful accounts	$5,169,993	$4,591,891
Impairment loss of long-lived assets	393,673	-
Net operating loss carryforward in China	975,894	-
Net operating loss carryforward in the U.S.	217,020	309,393
Valuation allowance	(6,756,580)	(3,064,527)
Total deferred tax assets - current	$-	$1,836,757

As of June 30, 2015, the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to provision for doubtful accounts. As such, as of June 30, 2015, the Company provided approximately $2.8 million of valuation allowance to the deferred tax assets related to its China operations, all of which was against deferred tax assets – current related to its allowance for doubtful accounts, as management estimates that certain bad debts may not be deductible against future pre-tax income by the Chinese tax authorities. During the year ended June 30, 2016, the Company incurred and recognized additional $2.4 million deferred tax assets in relation to provision for doubtful accounts, incurred and recognized additional $0.4 million deferred tax assets in relation to impairment loss of long-lived assets, and incurred and recognized additional $1.0 million deferred tax assets in relation to the net operating carryforward in China. However, the Company continued to incur losses in its China operations and believes it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As a result, the Company had provided 100% allowance on all the deferred tax assets of $6.5 million as of June 30, 2016.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.2 million and $0.3 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of June 30, 2016 and June 30, 2015, respectively, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

Valuation
Allowance
For deferred tax assets
As of June 30, 2015	$3,064,527
Allowance for doubtful accounts	2,414,859
Impairment loss of long-lived assets	393,673
Change in net operating loss carry forward in China	975,894
Change in net operating loss carry forward in U.S.	(92,373)
As of June 30, 2016	$6,756,580

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	June 30,	June 30,
	2016	2015

Other taxes payable	$95,708	$12,859

The following table reconcile the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2016 and 2014.

	June 30,		June 30,
	2016		2015

U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
PRC statutory rates	25%		25%
Preferential tax treatment	(10%	)	(10%	)
Change in valuation allowance	(27%	)	2%
Non-deductible PRC expenses*	-		(32%	)
Other**	-		(22%	)
Effective income tax rates	(12%	)	(37%	)

*This represents certain freight costs disallowed for deductions by PRC tax authorities according to certain VAT tax policy.
**This represents the expenses (income) incurred by the Company that are not subject to PRC income taxes during the years.

(b) Uncertain tax positions

There were no uncertain tax positions as of June 30, 2016 and June 30, 2015. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the years ended June 30, 2016 and 2015, the Company did not incur any tax related interest and penalties.

Note 13 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of June 30, 2016, all of the shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

Effective June 29, 2015, the Board granted an aggregate of 100,000 shares of common stock, which were issued with a market value of $380,000 to two employees under the 2009 Plan. These shares are vested in two equal installments every three months from the date of grant. As of June 30, 2016, all of the shares were vested.

Effective June 29, 2015, at the annual meeting held on that date, the Stockholders of the Company approved to increase by 200,000 shares of common stock reserved under the 2009 Plan. Effective June 30, 2016, at the annual meeting held on that date, the Stockholders of the Company approved to increase an additional 200,000 shares of common stock reserved under the 2009 Plan.

For the years ended June 30, 2016 and 2015, the Company recognized $0.5 million and $0.5 million of compensation expenses related to restricted stock grants, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	251,875	4.02	1,013,413
Vested	(76,875)	4.17	320,663
Nonvested as of June 30, 2015	175,000	$3.96	$692,750
Vested	(175,000)	3.96	692,750
Nonvested as of June 30, 2016	-	$-	$-

Stock Issuance

Effective December 2, 2014, the Board authorized the issuance of 174,865 shares of restricted common stock to two shareholders for repayments of certain other payables. These other payables were originated from the professional expenses the shareholders paid on behalf of the Company.

2013 Employee Stock Purchase Plan (the “ESPP”)

On November 21, 2013, the Company adopted the 2013 ESPP, which became effective as of such date. Under the ESPP, the Board may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

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

Effective July 10, 2014, two employees received an aggregate of 65,102 shares of the Company's common stock, at $4.99 per share, the closing stock price on July 9, 2014, and the Company was paid in full a total of $324,860 (RMB 2 million) under the ESPP.

Effective September 9, 2014, four employees received an aggregate of 202,086 shares of the Company’s common stock, at $4.17 per share, the closing stock price on September 8, 2014, and the Company was paid in full a total of $842,692 (RMB 5.2 million) under the ESPP.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $1.9 million and $2.1 million as of June 30, 2016 and June 30, 2015.

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

Note 15 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.7 million and $1.0 million for each of the years ended June 30, 2016 and 2015.

Note 16 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2017, with annual payments of approximately $203,000. The Company has a lease agreement to lease office space from a related party through October 31, 2016, with annual payments of approximately $25,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the years ended June 30, 2016 and 2015 were approximately $0.6 million and $1.6 million, respectively. Future annual lease payments, net of rent prepayment non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending June 30,	Amount
2017	$211,000
2018	51,000
Total	$262,000

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Concentrations

For the year ended June 30, 2016, no customer accounted for more than 10% of total revenue. For the year ended June 30, 2015, one customer represented approximately 14.1% of total revenue. As of June 30, 2016 and 2015, no customer accounted for more than 10% of the total balance of accounts receivable.

For the year ended June 30, 2016, no vendor accounted for more than 10% of total purchases. For the year ended ended June 30, 2015, the Company had one vendor that represented approximately 16.4% of total purchases. As of June 30, 2016, one vendor accounted for approximately 10.5% of total balance of accounts payable. As of June 30, 2015, no vendor accounted for more than 10% of the total balance of accounts payable.

Note 18 – Subsequent events

On August 20, 2016, the Company granted a total of 106,859 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to a consultant as compensation for the consulting service to be provided. The shares are to vest in two tranches upon achieving certain milestones.

On August 20, 2016, the Company granted a total of 100,000 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to two employees as compensation. The shares vested immediately upon the grant.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS
AS OF JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$456	$456
Total current assets	456	456

OTHER ASSETS:
Prepayments and advances	-	498,604
Intercompany receivable	17,192,991	17,192,991
Investment in subsidiaries	5,134,283	22,608,479
Total other assets	22,327,274	40,300,074

Total assets	$22,327,730	$40,300,530

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Other payables - shareholders	1,200,000	600,000
Total liabilities	$1,200,000	$600,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no share issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,180,799 shares issued and outstanding as of June 30, 2016 and 2015	2,181	2,181
Additional paid-in-capital	38,373,584	38,373,584
Accumulated deficit	(31,204,831)	(15,398,817)
Statutory reserves	6,248,357	6,248,357
Accumulated other comprehensive income	7,708,439	10,475,225
Total shareholders' equity	21,127,730	39,700,530
Total liabilities and shareholders' equity	$22,327,730	$40,300,530

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(1,098,604)	$(1,114,809)
LOSS FROM OPERATIONS	(1,098,604)	(1,114,809)
EQUITY LOSS OF SUBSIDIARIES	(14,707,410)	(3,049,303)
NET LOSS	(15,806,014)	(4,164,112)
OTHER COMPREHENSIVE INCOME (LOSS) -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(2,766,786)	319,747
COMPREHENSIVE LOSS	$(18,572,800)	$(3,844,365)

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,806,014)	$(4,164,112)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	498,604	514,809
Loss from subsidiaries	14,707,410	3,049,303
Changes in operating assets and liabilitie
Other payables - shareholders	600,000	600,000
Net cash provided by (used in) operating activitie	-	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

NET CHANGE IN CASH	-	-

CASH, beginning of year	456	456

CASH, end of year	$456	$456

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

UNAUDITED CONDENSED NOTES TO SCHEDULE 1

1. Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. China Advanced Construction Materials Group, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

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

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of China Advanced Construction Materials Group, Inc. exceed 25% of the consolidated net assets of China Advanced Construction Materials Group, Inc. The ability of the Company’s Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of the Company’s operations and revenues are conducted and generated in the People’s Republic of China (“PRC”), a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3. Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective September 9, 2014, the Board granted an aggregate of 150,000 shares of common stock, which were issued with a market value of $625,500 to its 13 employees under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). These shares are vested in two equal installments every six months from the date of grant. As of June 30, 2016, all of the shares were vested.

Effective September 22, 2014, the Board granted and issued 1,875 shares of common stock to an officer. The grant was under the 2009 Plan and the employment agreement by and between the Company and the grantee. In addition, such grant was to fulfill the Company’s contractual obligation in the employment agreement. As a result, the shares were vested immediately upon the issuance.

Effective June 29, 2015, the Board granted an aggregate of 100,000 shares of common stock, which were issued with a market value of $380,000 to two employees under the 2009 Plan. These shares are vested in two equal installments every three months from the date of grant. As of June 30, 2016, all of the shares were vested.

Effective June 29, 2015, at the annual meeting held on that date, the Stockholders of the Company approved to increase by 200,000 shares of common stock reserved under the 2009 Plan. Effective June 30, 2016, at the annual meeting held on that date, the Stockholders of the Company approved to increase an additional 200,000 shares of common stock reserved under the 2009 Plan.

For the years ended June 30, 2016 and 2015, the Company recognized $0.5 million and $0.5 million of compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2014	-	$-	$-
Granted	251,875	4.02	1,013,413
Vested	(76,875)	4.17	320,663
Nonvested as of June 30, 2015	175,000	$3.96	$692,750
Vested	(175,000)	3.96	692,750
Nonvested as of June 30, 2016	-	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

UNAUDITED CONDENSED NOTES TO SCHEDULE 1

Stock Issuance

Effective December 2, 2014, the Board authorized the issuance of 174,865 shares of restricted common stock to two shareholders for repayments of certain other payables. These other payables were originated from the professional expenses the shareholders paid on behalf of the Company.

2013 Employee Stock Purchase Plan (the “ESPP”)

On November 21, 2013, the Company adopted the 2013 ESPP, which became effective as of such date. Under the ESPP, the Board may grant or provide for the grant of rights to eligible employees to purchase shares of the Company’s common stock by payroll deduction or cash contribution.

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

Effective July 10, 2014, two employees received an aggregate of 65,102 shares of the Company's common stock, at $4.99 per share, the closing stock price on July 9, 2014, and the Company was paid in full a total of $324,860 (RMB 2 million) under the ESPP.

Effective September 9, 2014, four employees received an aggregate of 202,086 shares of the Company’s common stock, at $4.17 per share, the closing stock price on September 8, 2014, and the Company was paid in full a total of $842,692 (RMB 5.2 million) under the ESPP.

Note 4 – Subsequent events

On August 20, 2016, the Company granted a total of 106,859 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to a consultant as compensation for the consulting service to be provided. The shares are to vest in two tranches upon achieving certain milestones.

On August 20, 2016, the Company granted a total of 100,000 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to two employees as compensation. The shares vested immediately upon the grant.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS
GROUP, INC.

	By:	/s/ Xianfu Han

Date: September 28, 2016		Xianfu Han
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	September 28, 2016
Xianfu Han	(principal executive officer)

/s/Weili He	Vice Chairman, Chief Operating Officer and Interim Chief	September 28, 2016
Weili He	Financial Officer (interim principal financial officer and
principal
accounting officer)

/s/Tao Jin	Director	September 28, 2016
Tao Jin

/s/Xinyong Gao	Director	September 28, 2016
Xinyong Gao

/s/Ken Ren	Director	September 28, 2016
Ken Ren