Form 10-Q
period 2016-09-30
China Advanced Construction Materials Group, Inc
filed 2016-11-14
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34515

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
(Eact Name of Registrant as Specified in Its Charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,387,658

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,234,509	$1,006,970
Restricted cash	4,569,781	4,097,621
Short term investments	29,984	-
Accounts receivable, net	38,998,762	40,288,552
Inventories	690,852	1,023,471
Other receivables, net	1,440,629	7,093,030
Prepayments and advances	33,796,223	37,209,699
Total current assets	87,760,740	90,719,343

PROPERTY PLANT AND EQUIPMENT, net	4,424,310	4,709,794

Total assets	$92,185,050	$95,429,137

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$17,990,400	$16,555,440
Notes payable	20,539,040	18,060,480
Accounts payable	32,553,759	31,234,091
Customer deposits	1,143,642	4,272,144
Other payables	440,163	600,205
Other payables - shareholders	1,793,817	1,491,125
Accrued liabilities	1,623,728	1,992,214
Taxes payable	90,812	95,708
Total current liabilities	76,175,361	74,301,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(36,525,603)	(31,204,831)
Statutory reserves	6,248,350	6,248,357
Accumulated other comprehensive income	7,622,177	7,708,439
Total shareholders' equity	16,009,689	21,127,730
Total liabilities and shareholders' equity	$92,185,050	$95,429,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended
	September 30,
	2016	2015

REVENUE	$7,456,862	$13,472,831

COST OF REVENUE	8,409,274	11,855,331

GROSS PROFIT (LOSS)	(952,412)	1,617,500

PROVISION FOR DOUBTFUL ACCOUNTS	(2,085,337)	(894,784)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,862,928)	(1,544,688)
RESEARCH AND DEVELOPMENT EXPENSES	(79,165)	(130,446)

LOSS FROM OPERATIONS	(4,979,842)	(952,418)

OTHER (EXPENSE) INCOME, NET
Other income, net	86,201	7,080
Interest income	8,401	171,836
Interest expense	(197,217)	(178,675)
Finance expense	(238,315)	(139,974)
TOTAL OTHER (EXPENSE) INCOME, NET	(340,930)	(139,733)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,320,772)	(1,092,151)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,320,772)	$(1,092,151)

COMPREHENSIVE LOSS
Net loss	$(5,320,772)	$(1,092,151)
Other comprehensive loss - foreign currency translation loss	(86,262)	(1,583,107)

COMPREHENSIVE LOSS	$(5,407,034)	$(2,675,258)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic and Diluted	2,272,986	2,180,799

Loss per share:
Basic and Diluted	$(2.34)	$(0.50)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,320,772)	$(1,092,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	305,121	513,775
Stock-based compensation expense	289,000	311,719
Provision for doubtful accounts	2,085,337	894,784
Changes in operating assets and liabilities
Accounts receivable	(4,645,427)	(3,073)
Inventories	328,810	12,072
Other receivables	6,332,111	(258,194)
Prepayments and advances	3,183,553	6,362,149
Accounts payable	4,518,381	3,367,535
Customer deposits	(3,113,460)	(512,897)
Other payables	(158,050)	(1,620,638)
Other payables - shareholders	156,109	-
Accrued liabilities	(361,577)	(618,893)
Taxes payable	(4,527)	147,821
Net cash provided by operating activities	3,594,609	7,504,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments	(29,999)	-
Purchase of property, plant and equipment	(37,778)	-
Net cash used in investing activities	(67,777)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	4,499,820	3,192,000
Payments of short term loans, banks and bank guarantees	(2,999,880)	(12,129,600)
Proceeds from notes payable	11,549,538	14,922,600
Payments of notes payable	(8,999,640)	(18,114,600)
Payable to shareholders, net	146,586	58,466
Principal payments on capital lease obligations	-	(74,831)
Change in restricted cash, net	(488,301)	3,369,026
Net cash provided by (used in) financing activities	3,708,123	(8,776,939)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(7,416)	(88,448)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,227,539	(1,361,378)

CASH AND CASH EQUIVALENTS, beginning of period	1,006,970	2,691,915

CASH AND CASH EQUIVALENTS, end of period	$8,234,509	$1,330,537

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$150,783	$206,905
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment additions not yet to pay	$-	$220,837
Capital lease obligations offset with prepayments	$-	$203,790
Capital lease obligations offset with advances on equipement purchases	$-	$478,800

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$3,076,804	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (“PRC”). CADC Delaware has a wholly owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly owned foreign enterprise, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity which is considered as a VIE.

On August 1, 2013, CADC Delaware consummated a reincorporation merger with its newly formed wholly owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, with CADC Delaware merging into China ACM and China ACM being the surviving company, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada.

Beijing XinAo Concrete Group (“Xin Ao”), a VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly owned subsidiaries (collectively, and with “Xin Ao”, the “VIEs”) in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (“Heng Xin”). There were no operations since establishment of these five entities and the Company is not planning to pursue operations for these entities. As a result, the Company has determined to dissolve these entities between March 2016 and June 2016. As of the date of this report, Da Tong and Heng Xi have already been dissolved and the other three entities are still under the administrative process of dissolution.

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

The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $11.6 million as of September 30, 2016 as compared to $16.4 million as of June 30, 2016. As of September 30, 2016, the Company had cash on-hand of approximately $8.2 million and restricted cash balances of approximately $4.6 million with the remaining current assets mainly composed of accounts receivables, other receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economy, trends in the construction industry, the expected collectability of the accounts and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of September 30, 2016. The Company expects to realize the balances net of the allowance within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider its available source of funds through the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Financial support and credit guarantee commitment from the Company’s majority shareholders (See Note 9 - Related party transactions).
  Other available sources of financing from PRC banks and other financial institutions given the Company’s credit history.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to the Company’s plan, such as the demand for the Company’s products, economic conditions, the competitive pricing in the concrete-mix industry, the Company’s operating results continuing to deteriorate and the Company’s bank and shareholders not being able to provide continued support.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entities listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2016 on Form 10-K filed with the SEC on September 28, 2016 and have been consistently applied.

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

Ownership
Subsidiaries and VIEs	Place incorporated	percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke	Beijing, China	VIE
Hong Sheng An	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong*	Datong, China	VIE
Heng Xin**	Luanxian, China	VIE

*Dissolved in August 2016
** Dissolved in November 2016

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	June 30,
	2016	2016
Current assets	$87,571,976	$90,518,451
Property, plant and equipment	4,424,310	4,709,794
Total assets	91,996,286	95,228,245

Liabilities	(74,137,991)	(72,579,677)

Intercompany payables*	(7,297,139)	(7,355,650)

Total liabilities	(81,435,130)	(79,935,327)

Net assets	$10,561,156	$15,292,918

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include deferred income taxes, allowance for doubtful accounts, deferred stock-based compensation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

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

Asset and liability accounts at September 30 and June 30, 2016, were translated at RMB 6.67 to $1.00 and RMB 6.64 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the three months ended September 30, 2016 and 2015 were RMB 6.67 and RMB 6.27 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the three months ended September 30, 2016 and 2015. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Delivery has occurred;

  The seller’s price to the buyer is fixed or determinable; and

  Collectability of payment is reasonably assured.

The Company sells its concrete products primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company or customers breach the contract terms specified in the agreement.

The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured.

The Company includes the shipping and handling fee in both revenue and cost of revenue.

Financial instruments

US GAAP regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of September 30 and June 30, 2016, the Company had deposits in excess of federally insured limits totaling approximately $8.2 million and $0.9 million, respectively.

Restricted cash

As of September 30 and June 30, 2016, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification need, advances to employees, due from unrelated entities, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection are made. The Company provides a provision of 5% of allowance for doubtful accounts for other receivables balance that are aged within one year, 50% of allowance for doubtful accounts for other receivables aged from one to two years, 100% of allowance for doubtful accounts for other receivables aged beyond two years.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30 and June 30, 2016, the Company determined that no reserves for obsolescence were necessary.

Prepayments and advances

Prepayments are funds deposited or advanced to outside vendors for future inventory purchases. As a standard practice in China, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

The Company wrote off approximately $0.1 million on unrealizable prepayments for the three months ended September 30, 2016.

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

Due to recurring losses, the deterioration of the concrete-mix industry in the city of Beijing, PRC and competitive pricing pressure, the Company has performed an impairment analysis and determined its long-lived assets were impaired during the year ended June 30, 2016. As a result, the Company recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of the Company’s transportation equipment and plant and machinery. The loss was determined using Level 3 inputs (See Note 6). There was no impairment charge for the three months ended September 30, 2016 and 2015.

Competitive pricing pressure and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

Stock-based compensation

The Company records stock-based compensation expense at fair value on the grant date and recognizes the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Research and development

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives..

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the US GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share. For each of the three months ended September 30, 2016 and 2015, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

Recent Accounting Pronouncements

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated statements of operations and cash flows.

Note 3 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2016	June 30, 2016

Accounts receivable	$53,254,443	$51,812,683

Less: Allowance for doubtful accounts	(14,255,681)	(11,524,131)

Total accounts receivable, net	$38,998,762	$40,288,552

Movement of allowance for doubtful accounts is as follows:

	Three months ended	Year ended
	September 30, 2016	June 30, 2016

Beginning balance	$11,524,131	$28,209,249
Provision for doubtful accounts	2,702,640	2,591,465
Less: write-off	-	(17,482,713)
Exchange rate effect	28,910	(1,793,870)
Ending balance	$14,255,681	$11,524,131

Note 4 – Inventories

Inventories consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016	June 30, 2016
Raw materials	$690,852	$1,023,471

Note 5 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	September 30, 2016	June 30, 2016
Other receivables	$1,829,724	$7,742,057
Less: Allowance for doubtful accounts	(1,621,504)	(2,334,672)
Other receivables, net	208,220	5,407,385
Other receivable from sale of Asset Group	1,232,409	1,685,645
Total	$1,440,629	$7,093,030

Movement of allowance for doubtful accounts is as follows:

	Three months ended	Year ended
	September 30, 2016	June 30, 2016

Beginning balance	$2,334,672	$2,403,362
Provision for (recovery of) doubtful accounts	(704,456)	129,212
Less: write-off	-	-
Exchange rate effect	(8,712)	(197,902)
Ending balance	$1,621,504	$2,334,672

Other receivable from sale of Asset Group

On February 29, 2016, the Company terminated an operating lease for its concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and the Company did not anticipate it would be in the foreseeable future. The Company entered into an agreement with the lessor to terminate its operating lease, which was originally effective from August 18, 2013 to August 17, 2021, and for the sale of certain of the Company’s assets and liabilities (“Asset Group”) at the leased location. Under the agreement, the carrying value of the Asset Group was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). The Company recognized approximately $0.4 million loss from the sale of the Asset Group for the year ended June 30, 2016. Pursuant to the terms of the agreement, the remaining consideration of RMB 8.2 million (approximately $1.2 million) as of September 30, 2016 are to be paid by December 31, 2016.

In accordance with ASC 205, the Company did not report the sale of the Asset Group as discontinued operations as the sale of the Asset Group did not represent a strategic shift that has a major effect on the Company’s operations and financial results.

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016	June 30, 2016

Machinery and equipment	$753,849	$754,997

Transportation equipment	4,319,156	4,299,862

Office equipment	1,167,510	1,172,059

Buildings and improvements	313,687	314,909

Total	6,554,202	6,541,827

Less: Accumulated depreciation	(2,129,892)	(1,832,033)

Plant and equipment, net	$4,424,310	4,709,794

Depreciation expense for the three months ended September 30, 2016 and 2015 amounted to approximately $0.3 million and $0.5 million, respectively.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	September 30, 2016	June 30, 2016

Advances on inventory purchases	$33,796,223	$37,209,699

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	September 30,	June 30,
	2016	2016

Loans from China Construction Bank, each with an interest rate from 4.35% per annum, due October and December 2016, and March and September 2017, among which, $1.5 million was paid in October 2016, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	13,492,800	12,404,320

Loan from Bank of Beijing, interest rate at 5.66% per annum, due March 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD and Mr. Xianfu Han.	4,497,600	4,515,120

	$17,990,400	$16,555,440

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Also see Note 9 – Related party transactions.

Interest expenses were approximately $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $20.5 million and $18.1 million as of September 30, 2016 and June 30, 2016, respectively, and were non-interest bearing with expiration dates between October 2016 (repaid) and February 2017. The restricted cash for the notes was approximately $4.6 million and $4.1 million as of September 30 and June 30, 2016, respectively.

Note 9 – Related party transactions

Other payables – shareholders

Two shareholders have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders are officers of the Company. They and their spouses also guaranteed certain short-term loans payable and notes payable of the Company (see Note 8). The other payables balance also includes the Company’s salary payables to the two shareholders.

Other payables - shareholders consisted of the following:

	September 30, 2016	June 30, 2016

Xianfu Han	$890,735	$715,086

Weili He	903,082	776,039

	$1,793,817	$1,491,125

Note 10 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.4 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. As of September 30 and June 30, 2016, valuation allowance for deferred tax assets was approximately $0.2 million and $0.2 million, respectively. Management reviews this valuation allowance periodically and makes changes accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) and where its income tax rate is 0% under the current laws of the BVI.

China-ACMH and VIEs-Chinese operations

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

Loss before provision for income taxes consisted of:

	Three months ended September 30,
	2016	2015

USA and BVI	$(643,524)	$(399,845)
China	(4,677,248)	(692,306)
	$(5,320,772)	$(1,092,151)

Significant components of deferred tax assets were as follows:

	September 30, 2016	June 30, 2016
Deferred tax assets
Allowance for doubtful accounts	$5,482,794	$5,169,993
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	1,364,681	975,894
Net operating loss carryforward in the U.S.	244,914	217,020
Valuation allowance	(7,486,062)	(6,756,580)
Total deferred tax assets - current	$-	$-

As of September 30 and June 30, 2016, the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carry forward in China. As the Company continued to incur losses in its China operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of September 30, 2016, the Company has a net operating loss carry forward in China that expires in 2021.  As a result, the Company had provided 100% allowance on all the deferred tax assets of approximately $7.3 million and $6.5 million as of September 30 and June 30, 2016, respectively.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.3 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of September 30, 2016 and June 30, 2016, respectively, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

	Three months ended	Year ended
	September 30, 2016	June 30, 2016
For deferred tax assets
Beginning balance	$6,756,580	3,064,527
Allowance for doubtful accounts	312,801	2,414,859
Impairment loss of long-lived assets	-	393,673
Change in net operating loss carry forward in China	388,787	975,894
Change in net operating loss carry forward in U.S.	27,894	(92,373)

Ending balance	$7,486,062	6,756,580

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Uncertain tax positions

There were no uncertain tax positions as of September 30 and June 30, 2016. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three months ended September 30, 2016 and 2015, the Company did not incur any tax related interest and penalties.

Note 11 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a market value of $308,823 to a consultant under the 2009 Plan. These shares shall be vested in two tranches upon achieving certain performance-based milestones. As of September 30, 2016, these shares have not vested and the milestones have not been determined by the Board.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a market value of $289,000 to two employees under the 2009 Plan. These shares are vested immediately upon grant.

For each of the three months ended September 30, 2016 and 2015, the Company recognized approximately $0.3 million of compensation expenses related to restricted stock grants.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Nonvested as of September 30, 2016	106,859	$2.89	$308,823

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2016, the remaining reserve to fulfill the 50% registered capital requirement amounted to $1.9 million. As of September 30, 2016, the capital requirement amount reduced to approximately $1.7 million after the dissolution of Da Tong.

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

Note 13 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.2 million for each of the three months ended September 30, 2016 and 2015.

Note 14 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2017, with annual payments of approximately $202,000. The Company has a lease agreement for a roadway access in the west side entry of the concrete service plant with an unrelated party which will expire on June 30, 2019. The Company has a lease agreement to lease office space from a related party through October 31, 2018, with annual payments of approximately $24,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended September 30, 2016 and 2015 were approximately $60,000 and $200,000, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending September 30,	Amount
2017	$241,000
2018	39,000
2019	13,000
Total	$293,000

Legal Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s unaudited condensed consolidated financial position, results of operations and cash flows.

Note 15 - Concentrations

For the three months ended September 30, 2016, the Company had two customers representing approximately 16.8% and 16.5% of total revenue. For the three months ended September 30, 2015, the Company had one customer representing approximately 12.4% of total revenue. As of September 30 and June 30, 2016, no customer accounting for more than 10% of the total balance of accounts receivable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2016, the Company had two vendors representing approximately 10.7% and 10.2% of total purchases. For the three months ended September 30, 2015, the Company had one vendor representing approximately 10.1% of total purchases. As of September 30, 2016, the Company had one vendor accounting for approximately 10.7% of total balance of accounts payable. As of June 30, 2016, no vendor accounted for more than 10% of the total balance of accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”) and Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entities, Beijing XinAo Concrete Group (“Xin Ao”) and its subsidiaries. We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects.

During the three months ended September 30, 2016, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2016, two customers accounted for approximately 16.8% and 16.5% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

The following table sets forth key components of our results of operations for the three months ended September 30, 2016 and 2015, in US dollars:

	Three months ended
	September 30,
				Percentage
	2016	2015	Change	Change
Total revenue	$7,456,862	$13,472,831	$(6,015,969)	(45)%
Total cost of revenue	8,409,274	11,855,331	(3,446,057)	(29)%
Gross profit (loss)	(952,412)	1,617,500	(2,569,912)	(159)%
Provision for doubtful accounts	(2,085,337)	(894,784)	(1,190,553)	133%
Selling, general and administrative expenses	(1,862,928)	(1,544,688)	(318,240)	21%
Research and development expenses	(79,165)	(130,446)	51,281	(39)%
Loss from operations	(4,979,842)	(952,418)	(4,027,424)	423%
Other expense, net	(340,930)	(139,733)	(201,197)	144%
Loss before provision for income taxes	(5,320,772)	(1,092,151)	(4,228,621)	387%
Provision for income taxes	-	-	-	-%
Net loss	$(5,320,772)	$(1,092,151)	$(4,228,621)	387%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended September 30, 2016, we generated total revenue of approximately $7.5 million, as compared to approximately $13.5 million during the three months ended September 30, 2015, a decrease of approximately $6.0 million, or 45%. The decrease in revenue was principally due to the decreased sales volume by 37% resulting from the strengthened government’s control of inspection of overloaded transportation vehicles, which also affect our sales on our concrete truck transportation. In addition, due to the increasing competition in the concrete industry in the city of Beijing, our revenue decrease was also attributable to a decrease in our selling price of concrete during the three months ended September 30, 2016 as compared to the same period in 2015.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $8.4 million for the three months ended September 30, 2016, as compared to approximately $11.9 million for the three months ended September 30, 2015, a decrease of approximately $3.4 million, or 29%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume. The decrease in our cost of revenue was offset by the increase of the purchase unit price of cement for our production use during the three months ended September 30, 2016 as compared to the same period in 2015. As a result, our cost of revenue has decreased by 29% during the three months ended September 30, 2016 as opposed to 2015.

Gross Profit (Loss). Total gross loss was approximately $1.0 million for the three months ended September 30, 2016, as compared to approximately $1.6 million of gross profit for the three months ended September 30, 2015, a decrease of approximately $2.6 million, which was primarily due to the decrease of sales volume, the decrease of our selling price of concrete and the increase of the purchase unit price of cement for our production use during the three months ended September 30, 2016 as compared to the same period in 2015.

Provision for Doubtful Accounts. We incurred a provision for doubtful accounts charge of approximately $2.1 million for the three months ended September 30, 2016 as compared to approximately $0.9 million during the three months ended September 30, 2015, an increase of approximately $1.2 million, or 133%. In accordance with our allowance for doubtful accounts policy, at the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of September 30, 2016, our accounts receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts receivable	$53,254,443	$7,422,116	$6,575,480	$22,708,858	$12,100,656	$3,279,638	$1,167,695
Allowance for doubtful accounts	(14,255,681)	-	-	(3,407,692)	(6,777,246)	(2,903,048)	(1,167,695)
Accounts receivable, net	$38,998,762	$7,422,116	$6,575,480	$19,301,166	$5,323,410	$376,590	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $1.9 million for the three months ended September 30, 2016 as compared to approximately $1.5 million for the three months ended September 30, 2015, an increase of approximately $0.3 million. The increase was primarily due to a $0.3 million increase in salaries, social security and benefit expense and $0.2 million increase in professional fees offset by a $0.1 million decrease in meal and entertainment expenses and $0.1 million decrease in rental and other various G&A expenses as compared to the three months ended September 30, 2015.

Research and Development Expenses. Research and development expenses were approximately $0.1 million for each of the three months ended September 30, 2016 and 2015, respectively. The Company’s research and development expenditures were maintained at a similar percentage year over year as to the revenue and was adjusted based on economic outlook plus discretionary spending on projects that were deemed to help improve our competitive advantage.

Loss from Operations. We incurred a loss from operations of approximately $5.0 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively. Such increase of approximately $4.0 million in loss from operations was primarily due to a $2.6 million decrease in gross profit and a $1.2 million increase in provision of doubtful accounts, 0.3 million increase in selling, general and administration expenses and was primarily offset by a $0.1 million decrease in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of interest income (expense), finance expense and other non-operating income (expense). We earned interest income of approximately $8,000 and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in interest income was mainly due to approximately $30,000 short term investment held in a financial investment company on September 30, 2016 as opposed to $5.2 million balance held on September 30, 2015. Approximately $0.2 million of interest expense was recorded for each of the three months ended September 30, 2016 and 2015, respectively, and approximately $0.2 million and $0.1 million of finance expense was recorded for the three months ended September 30, 2016 and 2015, respectively.

Provision for Income Taxes. We did not incur provision for income for the three months ended September 30, 2016 and 2015 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

Net Loss. We incurred net loss of approximately $5.3 million for the three months ended September 30, 2016, as compared to a net income of approximately $1.1 million for the three months ended September 30, 2015, a negative change in the amount of $4.2 million. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of approximately $8.2 million and restricted cash of approximately $4.6 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the inability to convert cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and the capital expenditures. Due to recurring losses, working capital was approximately $11.6 million as of September 30, 2016 as compared to $16.4 million as of June 30, 2016. As of September 30, 2016, cash on-hand balances of approximately $8.2 million and restricted cash balance of approximately $4.6 million with the remaining current assets are mainly composed of accounts receivables, other receivables, and prepayments and advances.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered its historical experience, the economy, trends in the construction industry, the expected collectability of the accounts and other receivables and the realization of the prepayments on inventory and provided for an allowance for doubtful accounts as of September 30, 2016. We expect to realize the balances net of allowance within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of twelve months period, we may have to consider its available source of funds through the following:

  Financial support and credit guarantee commitments from our shareholders.

  Other available sources of financing from PRC banks and other financial institutions given our credit history

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2016	2015
Net cash provided by operating activities	$3,594,609	$7,504,009
Net cash used in investing activities	(67,777)	-
Net cash provided by (used in) financing activities	3,708,123	(8,776,939)
Effect of foreign currency translation on cash and cash equivalents	(7,416)	(88,448)
Net change in cash	$7,227,539	$(1,361,378)

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $3.6 million for the three months ended September 30, 2016, which was primarily attributable to the net loss adjusted to reconcile to net cash provided by operating activities of $2.7 million, primarily including adjustments for $0.3 million of depreciation, $0.3 million of stock-based compensation expense, and $2.1 million provision for doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash inflow of approximately $6.2 million, which mainly included cash inflow for reduction in inventories of $0.3 million, collection of other receivable of $6.3 million, realization of prepayments and advances of $3.2 million and additional accounts payable of $4.5 million, and was primarily offset by additional accounts receivable of $4.6 million, reduction of customer deposits of approximately $3.1 million and reduction of accrued liabilities of $0.4 million.

We are making improvements in our cash inflows from operating activities which will be accompanied by greater working capital needs for our operations.

Investing Activities. Net cash used in investing activities was approximately $68,000 for the three months ended September 30, 2016, which was primarily attributable to approximately a $30,000 investment in short term investments and approximately $38,000 to purchase of equipment.

Financing Activities. Net cash provided by financing activities totaled approximately $3.7 million for the three months ended September 30, 2016, which was primarily attributable to $4.5 million cash proceeds from bank loans and bank guarantees, $11.5 million proceeds from notes payable and $0.1 million borrowing from shareholders, and was offset by $3.0 million for repayments of bank loans and bank guarantees, $9.0 for repayments of notes payable and $0.5 million increase in restricted cash.

Cash and cash equivalents. As of September 30, 2016, we had cash and cash equivalents of approximately $8.2 million as compared to approximately $1.0 million as of June 30, 2016. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities

We had a total of approximately $18.0 million and $16.6 million outstanding on loans and credit facilities as of September 30, 2016 and June 30, 2016, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include deferred income taxes, allowance for doubtful accounts, deferred stock-based compensation, the fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);
  Delivery has occurred;
  The seller’s price to the buyer is fixed or determinable; and
  Collectability of payment is reasonably assured.

The Company sells its concrete products primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company or the customers breach the contract terms specified in the agreement.

The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured.

The Company includes the shipping and handling fee in both revenue and cost of revenue.

Financial instruments

US GAAP regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Due to recurring losses, the deterioration of the concrete-mix industry in the city of Beijing, PRC and because of competitive pricing pressure, we have performed an impairment analysis and determined its long-lived assets are impaired. As a result, we recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of our transportation equipment and plant and machinery. The loss was determined using Level 3 inputs. There was no impairment charge for the three months ended September 30, 2016 and 2015.

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

In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses

Income taxes

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

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and note receivable, other receivables and advances on equipment purchases. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts and note receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. The RMB does not fluctuate with the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. The trend of depreciation of RMB continued in the year 2016. Compared with the lowest point from RMB versus USD in 2015, RMB has depreciated by 9.1% compared to the exchange rate as of September 30, 2016. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the three months ended September 30, 2016, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience. Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented due to the fact that we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document