Form 10-Q
period 2016-12-31
China Advanced Construction Materials Group, Inc
filed 2017-02-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 1, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,387,658

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		PAGE
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	31

PART II
OTHER INFORMATION
ITEM 6.	EXHIBITS	32

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,429,684	$1,006,970
Restricted cash	5,322,468	4,097,621
Accounts and notes receivable, net	43,290,761	40,288,552
Inventories	615,014	1,023,471
Other receivables, net	297,793	7,093,030
Prepayments and advances	37,648,786	37,209,699
Total current assets	90,604,506	90,719,343

PROPERTY PLANT AND EQUIPMENT, net	3,974,154	4,709,794

Total assets	$94,578,660	$95,429,137

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$21,598,950	$16,555,440
Notes payable	16,127,216	18,060,480
Accounts payable	38,367,557	31,234,091
Customer deposits	1,382,091	4,272,144
Other payables	3,368,540	600,205
Other payables - shareholders	1,949,465	1,491,125
Accrued liabilities	1,366,179	1,992,214
Taxes payable	187,046	95,708
Total current liabilities	84,347,044	74,301,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(41,677,741)	(31,204,831)
Statutory reserves	6,248,337	6,248,357
Accumulated other comprehensive income	6,996,255	7,708,439
Total shareholders' equity	10,231,616	21,127,730
Total liabilities and shareholders' equity	$94,578,660	$95,429,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015

REVENUE	$14,732,354	$16,979,755	$22,189,216	$30,452,586

COST OF REVENUE	15,648,509	14,962,725	24,057,783	26,818,056

GROSS PROFIT (LOSS)	(916,155)	2,017,030	(1,868,567)	3,634,530

PROVISION FOR DOUBTFUL ACCOUNTS	(2,276,981)	(1,567,739)	(4,362,318)	(2,462,523)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,214,549)	(1,718,953)	(3,077,477)	(3,263,641)
RESEARCH AND DEVELOPMENT EXPENSES	(610,278)	(156,283)	(689,443)	(286,729)

LOSS FROM OPERATIONS	(5,017,963)	(1,425,945)	(9,997,805)	(2,378,363)

OTHER (EXPENSE) INCOME, NET
Other income, net	149,920	13,910	236,121	20,990
Interest income	3,433	76,204	11,834	248,040
Interest expense	(190,112)	(209,019)	(387,329)	(387,694)
Finance expense	(97,416)	(206,787)	(335,731)	(346,761)
TOTAL OTHER (EXPENSE) INCOME, NET	(134,175)	(325,692)	(475,105)	(465,425)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,152,138)	(1,751,637)	(10,472,910)	(2,843,788)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,152,138)	$(1,751,637)	$(10,472,910)	$(2,843,788)

COMPREHENSIVE LOSS
Net loss	$(5,152,138)	$(1,751,637)	$(10,472,910)	$(2,843,788)
Other comprehensive loss - foreign currency translation loss	(625,922)	(715,655)	(712,184)	(2,298,762)

COMPREHENSIVE LOSS	$(5,778,060)	$(2,467,292)	$(11,185,094)	$(5,142,550)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic and Diluted	2,387,658	2,180,799	2,330,322	2,180,799

Loss per share:
Basic and Diluted	$(2.16)	$(0.80)	$(4.49)	$(1.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,472,910)	$(2,843,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	598,972	1,019,519
Stock-based compensation expense	289,000	498,604
Provision for doubtful accounts	4,362,318	2,462,523
Changes in operating assets and liabilities
Accounts and notes receivable	(14,655,416)	(4,564,368)
Inventories	374,813	(254,137)
Other receivables	7,499,561	71,811
Prepayments and advances	(2,343,561)	(3,880,311)
Accounts payable	13,554,999	8,469,425
Customer deposits	(2,784,215)	(509,296)
Other payables	2,872,998	(1,233,668)
Other payables - shareholders	312,072	-
Accrued liabilities	(562,213)	(351,778)
Taxes payable	98,266	215,174
Net cash used in operating activities	(855,316)	(900,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	-	5,213,420
Purchase of property, plant and equipment	(51,552)	(1,153)
Net cash (used in) provided by investing activities	(51,552)	5,212,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	15,560,685	10,270,000
Payments of short term loans, banks and bank guarantees	(9,632,805)	(20,698,000)
Proceeds from notes payable	16,598,064	32,706,000
Payments of notes payable	(17,783,640)	(29,467,000)
Payable to shareholders, net	146,611	92,047
Principal payments on capital lease obligations	-	(114,651)
Change in restricted cash, net	(1,443,051)	2,205,848
Net cash provided by (used in) financing activities	3,445,864	(5,005,756)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(116,282)	(142,922)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,422,714	(836,701)

CASH AND CASH EQUIVALENTS, beginning of period	1,006,970	2,691,915

CASH AND CASH EQUIVALENTS, end of period	$3,429,684	$1,855,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$374,326	$398,517
Cash paid for income tax	$-	$27,190

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment additions not yet to pay	$-	$225,417
Capital lease obligations offset accounts and notes receivable	$-	$237,000
Capital lease obligations offset with prepayments	$-	$201,747
Capital lease obligations offset with advances on equipement purchases	$-	$474,000

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$4,822,587	$-

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

Beijing XinAo Concrete Group (“Xin Ao”), a VIE, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao has five wholly owned subsidiaries (collectively, and with “Xin Ao”, the “VIEs”) in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd (“Heng Yuan Zheng Ke”), (2) Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd (“Da Tong”) and (5) Luan Xian Heng Xin Technology Co., Ltd (“Heng Xin”). There were no operations since establishment of these five entities and the Company is not planning to pursue operations for these entities. As a result, the Company has determined to dissolve these entities between March 2016 and June 2016. As of the date of this report, Heng Yuan Zheng Ke, Hong Sheng An and Da Tong have already been dissolved and the other two entities are still under the administrative process of dissolution.

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

The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $6.3 million as of December 31, 2016 as compared to $16.4 million as of June 30, 2016. As of December 31, 2016, the Company had cash on-hand of approximately $3.4 million and restricted cash balances of approximately $5.3 million with the remaining current assets mainly composed of accounts receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economy, trends in the construction industry, the expected collectability of the accounts and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of December 31, 2016. The Company expects to realize the balances net of the allowance within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider its available source of funds through the following:

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

Ownership
Subsidiaries and VIEs	Place incorporated	percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke***	Beijing, China	VIE
Hong Sheng An**	Beijing, China	VIE
Heng Tai	Beijing, China	VIE
Da Tong*	Datong, China	VIE
Heng Xin	Luanxian, China	VIE

*Dissolved in August 2016
** Dissolved in December 2016
*** Dissolved in January 2017

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	June 30,
	2016	2016
Current assets	$90,418,533	$90,518,451
Property, plant and equipment	3,974,154	4,709,794
Total assets	94,392,687	95,228,245

Liabilities	(82,190,974)	(72,579,677)

Intercompany payables*	(6,927,527)	(7,355,650)

Total liabilities	(89,118,501)	(79,935,327)

Net assets	$5,274,186	$15,292,918

* Payables to China - ACMH and BVI-ACM are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

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

Asset and liability accounts at December 31 and June 30, 2016, were translated at RMB 6.94 to $1.00 and RMB 6.64 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss for the three months ended December 31, 2016 and 2015 were RMB 6.79 and RMB 6.39 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the six months ended December 31, 2016 and 2015 were RMB 6.75 and RMB 6.33 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the three and six months ended December 31, 2016 and 2015. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within PRC and US. As of December 31 and June 30, 2016, the Company had deposits in excess of federally insured limits totaling approximately $3.2 million and $0.9 million, respectively.

Restricted cash

As of December 31 and June 30, 2016, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts and notes receivable

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

Notes receivable represent trade accounts receivable from various customers where the customers' banks have guaranteed such customers’ obligation. The notes are non-interest bearing and typically have a three or six month maturity date. The Company has the ability to submit requests for payment to a customer's bank earlier than the scheduled maturity date, subject to a discount on interest charged and a processing fee.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31 and June 30, 2016, the Company determined that no reserves for obsolescence were necessary.

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

The Company wrote off approximately $0.1 million and $0.2 million on unrealizable prepayments for the three and six months ended December 31, 2016, respectively.

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

Due to recurring losses, the deterioration of the concrete-mix industry in the city of Beijing, PRC and competitive pricing pressure, the Company has performed an impairment analysis and determined its long-lived assets were impaired during the year ended June 30, 2016. As a result, the Company recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of the Company’s transportation equipment and plant and machinery. The loss was determined using Level 3 inputs. There was no impairment charge for the three and six months ended December 31, 2016 and 2015.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the US GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share. For each of the three and six months ended December 31, 2016 and 2015, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

Stock dividends or stock splits are to be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering if outstanding of the entirety of each period presented.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s unaudited condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Note 3 – Accounts and notes receivable, net

Accounts and notes receivable, net consisted of the following:

	December 31, 2016	June 30, 2016
Accounts receivable	$58,520,322	$51,812,683
Notes receivable	676,767	-
Less: Allowance for doubtful accounts	(15,906,328)	(11,524,131)
Total accounts and notes receivable, net	$43,290,761	$40,288,552

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	Six months ended	Year ended
	December 31, 2016	June 30, 2016

Beginning balance	$11,524,131	$28,209,249
Provision for doubtful accounts	4,949,145	2,591,465
Less: write-off	-	(17,482,713)
Exchange rate effect	(566,948)	(1,793,870)
Ending balance	$15,906,328	$11,524,131

Note 4 – Inventories

Inventories consisted of the following:

	December 31, 2016	June 30, 2016
Raw materials	$615,014	$1,023,471

Note 5 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	December 31, 2016	June 30, 2016
Other receivables	$1,714,614	$7,742,057
Less: Allowance for doubtful accounts	(1,435,238)	(2,334,672)
Other receivables, net	279,376	5,407,385
Other receivable from sale of Asset Group	18,417	1,685,645
Total	$297,793	$7,093,030

Movement of allowance for doubtful accounts is as follows:

	Six months ended	Year ended
	December 31, 2016	June 30, 2016

Beginning balance	$2,334,672	$2,403,362
Provision for (recovery of) doubtful accounts	(821,743)	129,212
Less: write-off	-	-
Exchange rate effect	(77,691)	(197,902)
Ending balance	$1,435,238	$2,334,672

Other receivable from sale of Asset Group

On February 29, 2016, the Company terminated an operating lease for its concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and the Company did not anticipate it would be in the foreseeable future. The Company entered into an agreement with the lessor to terminate its operating lease, which was originally effective from August 18, 2013 to August 17, 2021, and for the sale of certain of the Company’s assets and liabilities (“Asset Group”) at the leased location. Under the agreement, the carrying value of the Asset Group was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). The Company recognized approximately $0.4 million loss from the sale of the Asset Group for the year ended June 30, 2016. As of December 31, 2016, the Company had received approximately $1.7 million, with an $18,417 balance outstanding to be paid by the lessor.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 205, the Company did not report the sale of the Asset Group as discontinued operations as the sale of the Asset Group did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Note 6 – Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31, 2016	June 30, 2016
Machinery and equipment	$724,046	$754,997
Transportation equipment	4,148,400	4,299,862
Office equipment	1,135,177	1,172,059
Buildings and improvements	301,286	314,909
Total	6,308,909	6,541,827
Less: Accumulated depreciation	(2,334,755)	(1,832,033)
Plant and equipment, net	$3,974,154	4,709,794

Depreciation expense for the three months ended December 31, 2016 and 2015 amounted to approximately $0.3 million and $0.6 million, respectively. Depreciation expense for the six months ended December 31, 2016 and 2015 amounted to approximately $0.6 million and $1.0 million, respectively.

Note 7 – Prepayments and advances

Prepayments and advances consisted of the following:

	December 31, 2016	June 30, 2016
Advances on inventory purchases	$37,648,786	$37,209,699

Note 8 – Credit Facilities

Short term loans - banks:

The outstanding balances on these loans consisted of the following:

	December 31, 2016	June 30, 2016

Loans from China Construction Bank, each with an interest rate of 4.35% per annum, due March 2017, September 2017 and December 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	17,279,160	12,404,320

Loan from Bank of Beijing, interest rate at 5.66% per annum, due March 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	4,319,790	4,515,120

	$21,598,950	$16,555,440

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 9 – Related party transactions.

Interest expense was approximately $0.2 million for each of the three months ended December 31, 2016 and 2015. Interest expense was approximately $0.4 million for each of the six months ended December 31, 2016 and 2015.

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $16.1 million and $18.1 million as of December 31, 2016 and June 30, 2016, respectively, and were non-interest bearing with expiration dates between January 2017 and May 2017. The restricted cash for the notes was approximately $5.3 million and $4.1 million as of December 31 and June 30, 2016, respectively. The Company has subsequently issued approximately $5.0 million of notes payable in January 2017and repaid approximately $5.0 million of notes payables in February 2017.

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

Other payables - shareholders consisted of the following:

	December 31, 2016	June 30, 2016
Xianfu Han	$920,535	$715,086
Weili He	1,028,930	776,039
	$1,949,465	$1,491,125

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income taxes

(a) Corporate income tax

China ACM was organized in the United States. China ACM had no taxable income for United States income tax purposes for the three and six months ended December 31, 2016 and 2015, respectively. China ACM’s net operating loss for the six months ended December 31, 2016 amounted to approximately $0.2 million. As of December 31, 2016, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.8 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2035. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. As of December 31 and June 30, 2016, valuation allowance for deferred tax assets was approximately $0.3 million and $0.2 million, respectively. Management reviews this valuation allowance periodically and makes changes accordingly.

BVI-ACM was incorporated in the British Virgin Islands (“BVI”) where its income tax rate is 0% under the current laws of the BVI.

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

Loss before provision for income taxes consisted of:

	Three months ended December 31,
	2016	2015

USA and BVI	$(194,777)	$(349,001)
China	(4,957,361)	(1,402,636)
	$(5,152,138)	$(1,751,637)

	Six months ended December 31,
	2016	2015

USA and BVI	$(838,301)	$(748,847)
China	(9,634,609)	(2,094,941)
	$(10,472,910)	$(2,843,788)

Significant components of deferred tax assets were as follows:

	December 31, 2016	June 30, 2016
Deferred tax assets
Allowance for doubtful accounts	$5,824,341	$5,169,993
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	1,766,738	975,894
Net operating loss carryforward in the U.S.	272,809	217,020
Valuation allowance	(8,257,561)	(6,756,580)
Total deferred tax assets - current	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31 and June 30, 2016, the Company believes it is more likely than not that its China operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in China. As the Company continued to incur losses in its China operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of December 31, 2016, the Company has a net operating loss carry forward in China that expires in 2021. As a result, the Company had provided 100% allowance on all the deferred tax assets of approximately $8.0 million and $6.5 million related to its operations in China as of December 31 and June 30, 2016, respectively.

The Company has incurred losses from its U.S. operations during all periods presented. Accordingly, management provided approximately $0.3 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s U.S. operations as of December 31, 2016 and June 30, 2016, respectively, since the deferred tax benefits of the net operating loss carry forward in the U.S. might not be utilized.

Changes to valuation allowance for deferred tax assets were as follows:

	Three months ended	Year ended
	December 31, 2016	June 30, 2016
For deferred tax assets
Beginning balance	$6,756,580	3,064,527
Allowance for doubtful accounts	654,348	2,414,859
Impairment loss of long-lived assets	-	393,673
Change in net operating loss carry forward in China	790,844	975,894
Change in net operating loss carry forward in U.S.	55,789	(92,373)
Ending balance	$8,257,561	6,756,580

(b) Uncertain tax positions

There were no uncertain tax positions as of December 31 and June 30, 2016. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three and six months ended December 31, 2016 and 2015, the Company did not incur any tax related interest and penalties.

Note 11 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a market value of $308,823 to a consultant under the 2009 Plan. These shares shall be vested in two tranches upon achieving certain performance-based milestones. As of December 31, 2016, these shares have not vested and the milestones have not been determined by the Board.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a market value of $289,000 to two employees under the 2009 Plan. These shares are vested immediately upon grant.

For the three months ended December 31, 2016, the Company did not recognize any compensation expense related to restricted stock grants, as compared to $0.2 million for the same period in 2015.

For the six months ended December 31, 2016 and 2015, the Company recognized approximately $0.3 million and $0.5 million, respectively, of compensation expense related to restricted stock grants.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Nonvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Nonvested as of December 31, 2016	106,859	$2.89	$308,823

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2016, the remaining reserve to fulfill the 50% registered capital requirement amounted to $1.9 million. As of December 31, 2016, the remaining capital reserve amount was reduced to approximately $1.3 million after the dissolution of Da Tong and Hong Shen An.

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

Note 13 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.2 million for each of the three months ended December 31, 2016 and 2015. The Company’s contributions to employment benefits were approximately $0.4 million for each of the six months ended December 31, 2016 and 2015.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on December 31, 2017, with annual payments of approximately $194,000. The Company has a lease agreement for a roadway access in the west side entry of the concrete service plant with an unrelated party which will expire on June 30, 2019, with annual payment of approximately $14,000. The Company has a lease agreement to lease office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $23,000, at a fair market rate.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended December 31, 2016 and 2015 were approximately $56,000 and $0.2 million, respectively. Total operating lease expenses for the six months ended December 31, 2016 and 2015 were approximately $0.1 million and $0.4 million, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending December 31,	Amount
2017	$183,000
2018	34,000
2019	7,000
Total	$224,000

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

Note 15 - Concentrations

For the three months ended December 31, 2016, the Company had two customers representing approximately 32.9% and 11.6% of total revenue. For the three months ended December 31, 2015, the Company had one customer representing approximately 10.3% of total revenue. For the six months ended December 31, 2016, the Company had one customer representing approximately 22.0% of total revenue. For the six months ended December 31, 2015, the Company had one customer representing approximately 14.4% of total revenue. As of December 31 and June 30, 2016, no customer accounting for more than 10% of the total balance of accounts receivable.

For the three months ended December 31, 2016, the Company had one vendor representing approximately 14.4% of total purchases. For the three months ended December 31, 2015, no vendor represented more than 10% of total purchases. For the six months ended December 31, 2016, the Company had one vendor representing approximately 15.8% of total purchases. For the six months ended December 31, 2015, no vendor represented more than 10% of total purchases. As of December 31 and June 30, 2016, no vendor accounted for more than 10% of the total balance of accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”) and Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entities, Beijing XinAo Concrete Group (“Xin Ao”) and its subsidiaries. We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects that are mainly sold in the People’s Republic of China (“PRC”).

During the six months ended December 31, 2016, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the six months ended December 31, 2016, one customer accounted for approximately 22.0% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended December 31, 2016 and 2015

The following table sets forth key components of our results of operations for the three months ended December 31, 2016 and 2015, in US dollars:

	Three months ended
	December 31,
				Percentage
	2016	2015	Change	Change
Total revenue	$14,732,354	$16,979,755	$(2,247,401)	(13)%
Total cost of revenue	15,648,509	14,962,725	685,784	5%
Gross profit (loss)	(916,155)	2,017,030	(2,933,185)	(145)%
Provision for doubtful accounts	(2,276,981)	(1,567,739)	709,242	45%
Selling, general and administrative expenses	(1,214,549)	(1,718,953)	(504,404)	(29)%
Research and development expenses	(610,278)	(156,283)	453,995	290%
Loss from operations	(5,017,963)	(1,425,945)	3,592,018	252%
Other expense, net	(134,175)	(325,692)	(191,517)	(59)%
Loss before provision for income taxes	(5,152,138)	(1,751,637)	3,400,501	194%
Provision for income taxes	-	-	-	-%
Net loss	$(5,152,138)	$(1,751,637)	$3,400,501	194%

 Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended December 31, 2016, we generated total revenue of approximately $14.7 million, as compared to approximately $16.9 million during the three months ended December 31, 2015, a decrease of approximately $2.2 million, or 13%. The decrease in revenue was principally due to decreased sales volume by 3% resulting from the strengthened government’s control of inspection of overloaded transportation vehicles, which also affected our sales on our concrete truck transportation. In addition, due to the increasing competition in the concrete industry in the city of Beijing, our revenue decrease was also attributable to a decrease in our selling price of concrete by 4% during the three months ended December 31, 2016 as compared to the same period in 2015. Lastly, the decrease was also attributable to the 6% depreciation of the Chinese Renminbi against the U.S. Dollar during the three months ended December 31, 2016, as compared to the same period in 2015.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $15.6 million for the three months ended December 31, 2016, as compared to approximately $14.9 million for the three months ended December 31, 2015, an increase of approximately $0.7 million, or 5%. The increase in cost of revenue was primarily associated with the increase of the purchase unit price of cement for our production use during the three months ended December 31, 2016 as compared to the same period in 2015. As a result, our cost of revenue has increased by 5% during the three months ended December 31, 2016, as compared to the same period in 2015.

Gross Profit (Loss). Total gross loss was approximately $0.9 million for the three months ended December 31, 2016, as compared to approximately $2.0 million of gross profit for the three months ended December 31, 2015, a decrease of approximately $2.9 million, which was primarily due to the decrease of sales volume, the decrease of our selling price of concrete, and the increase of the purchase unit price of cement for our production use during the three months ended December 31, 2016, as compared to the same period in 2015.

Provision for Doubtful Accounts. We incurred a provision for doubtful accounts charge of approximately $2.3 million for the three months ended December 31, 2016 as compared to approximately $1.6 million during the three months ended December 31, 2015, an increase of approximately $0.5 million, or 45%. The increase was attributable to the fact that more accounts receivable have become over 720 days past due during the three months ended December 31, 2016 as compared to the same period in 2015, and we have correspondingly increased our provisions for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of December 31, 2016, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$59,197,089	$14,394,651	$6,042,781	$16,195,603	$14,188,480	$7,110,115	$1,265,459
Allowance for doubtful accounts	(15,906,328)	-	-	(2,429,340)	(5,700,986)	(6,510,543)	(1,265,459)
Accounts and notes receivable, net	$43,290,761	$14,394,651	$6,042,781	$13,766,263	$8,487,494	$599,572	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $1.2 million for the three months ended December 31, 2016 as compared to approximately $1.7 million for the three months ended December 31, 2015, a decrease of approximately $0.5 million. The decrease was primarily due to a $0.2 million decrease in stock compensation expense, $0.3 million decrease in professional fees, $0.2 million decrease in rental and other various G&A expenses, which was partially offset by a $0.2 million increase in salaries, social security and benefit, as compared to the three months ended December 31, 2015.

Research and Development Expenses. Research and development expenses were approximately $0.6 million for the three months ended December 31, 2016 as compared to $0.1 million for the same period in 2015. The Company increased its research and development expenditures during this period as the Company determined to improve its competitive advantage with respect to its products.

Loss from Operations. We incurred a loss from operations of approximately $5.0 million and $1.4 million for the three months ended December 31, 2016 and 2015, respectively. The increase of approximately $3.6 million in loss from operations was primarily due to a $2.9 million decrease in gross profit, a $0.7 million increase in provision of doubtful accounts, and a $0.5 million increase in research and development expenses, and was offset by a $0.5 million decrease in selling, general and administration expenses.

Other Income (Expense), Net. Our other income (expense) consists of interest income (expense), finance expense and other non-operating income (expense). We had other income of approximately $0.2 million during the three months ended December 31, 2016, consisting primarily of aged payables that we determined that we are no longer required to pay and recognized as other income accordingly. We earned interest income of approximately $3,000 and $76,000 for the three months ended December 31, 2016 and 2015, respectively. The decrease in interest income was mainly due to a $15,000 average outstanding balance of short term investment held in a financial investment company during the three months ended December 31, 2016 as opposed to $2.6 million average outstanding balance during the same period in 2015. Approximately $0.2 million of interest expense was recorded for each of the three months ended December 31, 2016 and 2015, and approximately $0.1 million and $0.2 million of finance expense was recorded for the three months ended December 31, 2016 and 2015, respectively.

Provision for Income Taxes. We did not incur provision for income for the three months ended December 31, 2016 and 2015 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

Net Loss. We incurred net loss of approximately $5.2 million for the three months ended December 31, 2016, as compared to a net loss of approximately $1.8 million for the three months ended December 31, 2015, a negative change in the amount of $3.4 million. Such change was the result of the combination of the changes as discussed above.

Comparison of the six months ended December 31, 2016 and 2015

The following table sets forth key components of our results of operations for the six months ended December 31, 2016 and 2015, in US dollars:

		Six months ended
		December 31,
				Percentage
	2016	2015	Change	Change
Total revenue	$22,189,216	$30,452,586	$(8,263,370)	(27)%
Total cost of revenue	24,057,783	26,818,056	(2,760,273)	(10)%
Gross profit (loss)	(1,868,567)	3,634,530	(5,503,097)	(151)%
Provision for doubtful accounts	(4,362,318)	(2,462,523)	1,899,795	77%
Selling, general and administrative expenses	(3,077,477)	(3,263,641)	(186,164)	(6)%
Research and development expenses	(689,443)	(286,729)	402,714	140%
Loss from operations	(9,997,805)	(2,378,363)	7,619,442	320%
Other expense, net	(475,105)	(465,425)	9,680	2%
Loss before provision for income taxes	(10,472,910)	(2,843,788)	7,629,122	268%
Provision for income taxes	-	-	-	-%
Net loss	$(10,472,910)	$(2,843,788)	$7,629,122	268%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the six months ended December 31, 2016, we generated total revenue of approximately $22.2 million, as compared to approximately $30.5 million during the six months ended December 31, 2015, a decrease of approximately $8.3 million, or 27%. The decrease in revenue was principally due to decreased sales volume by 18% resulting from the strengthened government’s control of inspection of overloaded transportation vehicles, which also affected our sales on our concrete truck transportation. In addition, due to the increasing competition in the concrete industry in the city of Beijing, our revenue decrease was also attributable to a decrease in our selling price by 5% for concrete during the six months ended December 31, 2016 as compared to the same period in 2015. Lastly, the decrease was also attributable to the 6% depreciation of the Chinese Renminbi against the U.S. Dollar during the six months ended December 31, 2016, as compared to the same period in 2015.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $24.1 million for the six months ended December 31, 2016, as compared to approximately $26.8 million for the six months ended December 31, 2015, an increase of approximately $2.7 million, or 10%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume. The decrease in our cost of revenue was offset by the increase of the purchase unit price of cement for our production use during the six months ended December 31, 2016 as compared to the same period in 2015. As a result, our cost of revenue has decreased by 10% during the six months ended December 31, 2016, as compared to the same period in 2015.

Gross Profit (Loss). Total gross loss was approximately $1.9 million for the six months ended December 31, 2016, as compared to approximately $3.6 million of gross profit for the six months ended December 31, 2015, a decrease of approximately $5.5 million, which was primarily due to the decrease of sales volume, the decrease of our selling price of concrete, and the increase of the purchase unit price of cement for our production use during the six months ended December 31, 2016 as compared to the same period in 2015.

Provision for Doubtful Accounts. We incurred a provision for doubtful accounts charge of approximately $4.4 million for the six months ended December 31, 2016 as compared to approximately $2.5 million during the six months ended December 31, 2015, an increase of approximately $1.9 million, or 77%. The increase was attributable to the fact that more accounts receivable have become over 720 days past due during the six months ended December 31, 2016 as compared to the same period in 2015 and we have correspondingly increased our provision for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $3.1 million for the six months ended December 31, 2016 as compared to approximately $3.3 million for the six months ended December 31, 2015, a decrease of approximately $0.2 million. The decrease was primarily due to a $0.2 million decrease in stock compensation expense, $0.1 million decrease in professional fees, $0.4 million decrease in rental and other various G&A expenses, and was offset by a $0.5 million increase in salaries, social security and benefit as compared to the six months ended December 31, 2015.

Research and Development Expenses. Research and development expenses were approximately $0.7 million for the six months ended December 31, 2016 as compared to $0.3 million for the same period in 2015. The Company increased its research and development expenditures during this period as the Company determined to improve its competitive advantage with respect to its products.

Loss from Operations. We incurred a loss from operations of approximately $10.0 million and $2.4 million for the six months ended December 31, 2016 and 2015, respectively. Such increase of approximately $7.6 million in loss from operations was primarily due to a $5.5 million decrease in gross profit, a $1.9 million increase in provision of doubtful accounts, and a $0.4 million increase in research and development expenses, and was offset by $0.2 million decrease in selling, general and administration expenses.

Other Income (Expense), Net. Our other income (expense) consists of interest income (expense), finance expense and other non-operating income (expense). We had other income of approximately $0.2 million during the six months ended December 31, 2016 consisting primarily of aged payables that we determined that we are no longer required to pay and recognized as other income accordingly. We earned interest income of approximately $12,000 and $0.2 million for the six months ended December 31, 2016 and 2015, respectively. The decrease in interest income was mainly due to a $15,000 average outstanding balance of short term investment held in a financial investment company during the six months ended December 31, 2016 as opposed to $2.7 million average outstanding balance during the same period in 2015. Approximately $0.4 million of interest expense was recorded for each of the six months ended December 31, 2016 and 2015, and approximately $0.3 million of finance expense was recorded for each of the six months ended December 31, 2016 and 2015.

Provision for Income Taxes. We did not incur provision for income for the six months ended December 31, 2016 and 2015 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

Net Loss. We incurred net loss of approximately $10.5 million for the six months ended December 31, 2016, as compared to a net loss of approximately $2.8 million for the six months ended December 31, 2015, a negative change in the amount of $7.7 million. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of approximately $3.4 million and restricted cash of approximately $5.3 million, which was held by subsidiaries and VIEs outside the U.S in its entirety. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland China must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in China, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and the capital expenditures. Due to recurring losses, working capital was approximately $6.3 million as of December 31, 2016 as compared to $16.4 million as of June 30, 2016. As of December 31, 2016, cash on-hand balances of approximately $3.4 million and restricted cash balance of approximately $5.3 million with the remaining current assets mainly composed of accounts receivables and prepayments and advances to suppliers.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered its historical experience, the economy, trends in the construction industry, the expected collectability of the accounts receivables and the realization of the prepayments on inventory and provided for an allowance for doubtful accounts as of December 31, 2016. We expect to realize the balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider its available source of funds through the following:

  Financial support and credit guarantee commitments from our shareholders.

  Other available sources of financing from PRC banks and other financial institutions given our credit history.

Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to the Company’s plan, such as the demand for our products, economic conditions, the competitive pricing in the concrete-mix industry, our operating results not continuing to deteriorate and our bank and shareholders being able to provide continued support.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the six months ended
	December 31,
	2016	2015
Net cash used in operating activities	$(855,316)	$(900,290)
Net cash (used in) provided by investing activities	(51,552)	5,212,267
Net cash provided by (used in) financing activities	3,445,864	(5,005,756)
Effect of foreign currency translation on cash and cash equivalents	(116,282)	(142,922)
Net change in cash and cash equivalents	$2,422,714	$(836,701)

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash used in operating activities totaled approximately $0.8 million for the six months ended December 31, 2016, which was primarily attributable to net loss of $10.5 million, which was offset by the net loss adjusted to reconcile to net cash provided by operating activities of $5.3 million, including adjustments for $0.6 million of depreciation, $0.3 million of stock-based compensation expense, and $4.4 million provision for doubtful accounts as well as $4.4 million cash inflow from a change in operating assets and liabilities. Net cash from changes in operating assets and liabilities resulted in a net cash inflow of approximately $4.4 million, which mainly included cash inflow for reduction in inventories of $0.4 million, collection of other receivables of $7.5 million as we increased our effort on other receivables collections, additional accounts payable of $13.6 million as we were in waiting from our accounts receivable collection and maturities of notes receivables to repay our vendors, additional other payables, including related party payables of $3.2 million, due to accrued research and development expenses, accrued salary, rental payable to our related parties and additional taxes payable of $0.1 million, and was primarily offset by additional accounts and notes receivable of $14.7 million due to delays in the receipt of customer payments, additional prepayments and advances of $ 2.3 million as we need to secure our raw materials purchases to meet our production demand, a reduction of customer deposits of approximately $2.8 million and a reduction of accrued liabilities of $0.6 million.

Investing Activities. Net cash used in investing activities was approximately $52,000 for the six months ended December 31, 2016, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash provided by financing activities totaled approximately $3.5 million for the six months ended December 31, 2016, which was primarily attributable to $15.6 million in cash proceeds from bank loans and bank guarantees, $16.6 million proceeds from notes payable and $0.1 million borrowing from shareholders, which was offset by $9.6 million for repayment of bank loans and bank guarantees, $17.8 million for repayment of notes payable and $1.4 million increase in restricted cash.

Cash and cash equivalents. As of December 31, 2016, we had cash and cash equivalents of approximately $3.4 million as compared to approximately $1.0 million as of June 30, 2016. We believe that our cash and revenues from ongoing operations, in addition to closely managing our accounts payable and accounts receivable and the ability to obtain loan financing, is sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plan for expansion.

Loan Facilities. We had a total of approximately $21.6 million and $16.6 million outstanding on loans and credit facilities as of December 31, 2016 and June 30, 2016, respectively. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include allowance for doubtful accounts, deferred taxes, and prepayments and advances, , stock-based compensation, and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

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

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Accounts and notes receivable

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

Notes receivable represent trade accounts receivable from various customers where the customers' banks have guaranteed such customers’ obligation. The notes are non-interest bearing and typically have a three or six month maturity date. The Company has the ability to submit requests for payment to a customer's bank earlier than the scheduled maturity date, subject to a discount on interest charged and a processing fee.

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

Due to recurring losses, the deterioration of the concrete-mix industry in the city of Beijing, PRC and because of competitive pricing pressure, we have performed an impairment analysis and determined its long-lived assets are impaired. As a result, we recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of our transportation equipment and plant and machinery. The loss was determined using Level 3 inputs. There was no impairment charge for the six months ended December 31, 2016 and 2015.

Competitive pricing pressure and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires us to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Interest Rate Risk

At times when we have short-term loans outstanding, we are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates for our short- term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. The interest rates are approximately 4.35% for RMB bank loans with a term of twelve months or less.

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

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. The RMB does not fluctuate with the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. The trend of depreciation of RMB continued in the year 2016. Compared with the lowest point from RMB versus USD in 2015, RMB has depreciated by 6.6% compared to the exchange rate as of December 31, 2016. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in RMB, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we might issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any dollar-denominated investments we make in the future.

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

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the six months ended December 31, 2016, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities of Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of our Chief Executive Officer and our Interim Chief Financial Officer has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to the ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2017	CHINA ADVANCED CONSTRUCTION MATERIALS
GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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