Form 10-Q
period 2017-03-31
China Advanced Construction Materials Group, Inc
filed 2017-05-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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
Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,387,658

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,383,200	$1,006,970
Restricted cash	3,921,705	4,097,621
Accounts and notes receivable, net	44,249,051	40,288,552
Inventories	674,630	1,023,471
Other receivables, net	273,249	7,093,030
Prepayments and advances	32,792,628	37,209,699
Total current assets	83,294,463	90,719,343

PROPERTY PLANT AND EQUIPMENT, net	3,714,745	4,709,794

Total assets	$87,009,208	$95,429,137

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$15,233,820	$16,555,440
Notes payable	13,057,560	18,060,480
Accounts payable	38,698,097	31,234,091
Customer deposits	310,800	4,272,144
Other payables	5,713,993	600,205
Other payables - shareholders	2,105,463	1,491,125
Accrued liabilities	1,164,243	1,992,214
Taxes payable	103,504	95,708
Total current liabilities	76,387,480	74,301,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(41,309,256)	(31,204,831)
Statutory reserves	6,248,092	6,248,357
Accumulated other comprehensive income	7,018,127	7,708,439
Total shareholders' equity	10,621,728	21,127,730
Total liabilities and shareholders' equity	$87,009,208	$95,429,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

REVENUE	$13,592,863	$16,051,501	$35,782,079	$46,504,087

COST OF REVENUE	12,125,038	16,967,271	36,182,821	43,785,327

GROSS PROFIT (LOSS)	1,467,825	(915,770)	(400,742)	2,718,760

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	761,482	1,270,395	(3,600,836)	(1,192,128)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,548,566)	(1,847,205)	(4,626,043)	(5,110,846)
RESEARCH AND DEVELOPMENT EXPENSES	(99,049)	(340,229)	(788,492)	(626,958)
LOSS FROM TERMINATION OF LEASE	-	(388,899)	-	(388,899)

INCOME (LOSS) FROM OPERATIONS	581,692	(2,221,708)	(9,416,113)	(4,600,071)

OTHER (EXPENSE) INCOME, NET
Other income, net	173,057	289	409,178	21,279
Interest income	15,174	2,765	27,008	250,805
Interest expense	(246,442)	(216,514)	(633,771)	(604,208)
Finance expense	(154,996)	(192,699)	(490,727)	(539,460)
TOTAL OTHER (EXPENSE) INCOME, NET	(213,207)	(406,159)	(688,312)	(871,584)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	368,485	(2,627,867)	(10,104,425)	(5,471,655)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$368,485	$(2,627,867)	$(10,104,425)	$(5,471,655)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$368,485	$(2,627,867)	$(10,104,425)	$(5,471,655)
Other comprehensive income (loss) - foreign currency translation income (loss)	21,872	217,879	(690,312)	(2,080,883)

COMPREHENSIVE INCOME (LOSS)	$390,357	$(2,409,988)	$(10,794,737)	$(7,552,538)

EARNING (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	2,280,799	2,180,799	2,262,186	2,180,799
Diluted	2,387,658	2,180,799	2,262,186	2,180,799

Earning (loss) per share:
Basic	$0.16	$(1.21)	$(4.47)	$(2.51)
Diluted	$0.15	$(1.21)	$(4.47)	$(2.51)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,104,425)	$(5,471,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	890,031	1,508,146
Stock-based compensation expense	289,000	498,604
Provision for doubtful accounts	3,600,836	1,192,128
Loss from termination of lease	-	388,899
Changes in operating assets and liabilities
Accounts and notes receivable	(19,953,560)	(8,420,516)
Inventories	316,542	(157,408)
Other receivables	7,403,538	333,628
Prepayments and advances	2,905,058	3,467,486
Accounts payable	19,050,283	12,033,079
Customer deposits	(3,863,130)	287,669
Other payables	5,208,008	(1,171,932)
Other payables - shareholders	467,986	-
Accrued liabilities	(773,052)	(859,053)
Taxes payable	11,408	41,611
Net cash provided by operating activities	5,448,523	3,670,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	-	5,157,953
Purchase of property, plant and equipment	(52,532)	(1,141)
Net cash (used in) provided by investing activities	(52,532)	5,156,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	18,547,704	17,195,090
Repayments of short term loans, banks and bank guarantees	(19,283,724)	(25,167,359)
Proceeds from notes payable	24,583,068	37,047,603
Repayments of notes payable	(28,999,188)	(43,769,320)
Payable to shareholders, net	146,611	114,551
Principal payments on capital lease obligations	-	(519,195)
Change in restricted cash, net	28,765	4,386,073
Net cash used in financing activities	(4,976,764)	(10,712,557)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(42,997)	(127,550)

NET CHANGE IN CASH AND CASH EQUIVALENTS	376,230	(2,012,609)

CASH AND CASH EQUIVALENTS, beginning of period	1,006,970	2,691,915

CASH AND CASH EQUIVALENTS, end of period	$1,383,200	$679,306

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$628,553	$635,312
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment additions not yet to pay	$-	$223,019
Capital lease obligations offset with accounts and notes receivable	$-	$234,479
Capital lease obligations offset with prepayments	$-	$199,600
Capital lease obligations offset with advances on equipement purchases	$-	$468,957

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$10,335,962	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (the “PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with an entity that is considered to be a VIE of CADC Delaware.

On August 1, 2013, CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, with CADC Delaware merging into China ACM and China ACM being the surviving company, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada.

Beijing XinAo Concrete Group (“Xin Ao”), a VIE of China ACM, is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao had five wholly owned subsidiaries in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd, (2) Beijing Hong Sheng An Construction Materials Co., Ltd, (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd, (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd, and (5) Luan Xian Heng Xin Technology Co., Ltd. Since their establishment none of these five entities had any operations and the Company did not plan to pursue operations for these entities. As of March 31, 2017, all five subsidiaries were dissolved.

China ACM, BVI-ACM, China-ACMH and Xin Ao are collectively referred to as the “Company.”

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $6.9 million as of March 31, 2017, as compared to $16.4 million as of June 30, 2016. As of March 31, 2017, the Company had cash on-hand of approximately $1.4 million and restricted cash balances of approximately $3.9 million, with remaining current assets mainly composed of accounts receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of March 31, 2017. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

•	Financial support and credit guarantee commitments from the Company’s majority shareholders (See Note 7 - Related party transactions).

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Other available sources of financing from PRC banks and other financial institutions, given the Company’s credit history.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products, economic conditions, competitive pricing in the concrete-mix industry, the Company’s operating results continuing to deteriorate, or the inability of the Company’s bank and shareholders to provide continued financial support.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2016 on Form 10-K filed with the SEC on September 28, 2016.

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

Ownership
Subsidiaries and VIEs	Place incorporated	percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke***	Beijing, China	VIE
Hong Sheng An**	Beijing, China	VIE
Heng Tai****	Beijing, China	VIE
Da Tong*	Datong, China	VIE
Heng Xin**	Luanxian, China	VIE

*Dissolved in August 2016
** Dissolved in December 2016
*** Dissolved in January 2017
**** Dissolved in February 2017

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

Management makes ongoing assessments of whether China ACM is the primary beneficiary of Xin Ao. Based upon a series of contractual arrangements, the Company determined that Xin Ao is a VIE subject to consolidation and that China ACM is the primary beneficiary. Accordingly, the accounts of Xin Ao are consolidated with those of China ACM.

The carrying amount of the VIE’s assets and liabilities are as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,
	2017	2016
Current assets	$83,167,372	$90,518,451
Property, plants and equipment	3,714,745	4,709,794
Total assets	86,882,117	95,228,245

Liabilities	(74,066,412)	(72,579,677)

Intercompany payables*	(6,971,710)	(7,355,650)

Total liabilities	(81,038,122)	(79,935,327)

Net assets	$5,843,995	$15,292,918

* Payables to China-ACMH and BVI-ACM have been eliminated upon consolidation.

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

Asset and liability accounts at March 31, 2017, and June 30, 2016, were translated at RMB 6.89 to $1.00 and RMB 6.64 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017, and 2016 were RMB 6.89 and RMB 6.54 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the nine months ended March 31, 2017, and 2016 were RMB 6.79 and RMB 6.40 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the three and nine months ended March 31, 2017, and 2016. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Delivery has occurred;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability of payment is reasonably assured.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of March 31, 2017, and June 30, 2016, the Company had deposits in excess of federally insured limits totaling approximately $1.2 million and $0.9 million, respectively, in the PRC.

Restricted cash

As of March 31, 2017, and June 30, 2016, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts and notes receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides a provision of 15% of the allowance for doubtful accounts for accounts receivable balance that are past due more than 180 days but less than one year, 40% of the allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of the allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of the allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amounts as necessary, which the Company’s collection department had determined the collection of the full amount is remote with the approval from the Company’s management to provide 100% of the allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of the valuation allowance policy and will update it if necessary.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2017, and June 30, 2016, the Company determined that no reserves for obsolescence were necessary.

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification needs, advances to employees, amounts due from unrelated entities, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against allowances after exhaustive efforts at collection are made. The Company provides a provision of 5% of the allowance for doubtful accounts for other receivables balance that are aged within one year, 50% of the allowance for doubtful accounts for other receivables aged from one to two years, and 100% of the allowance for doubtful accounts for other receivables aged beyond two years.

Prepayments and advances

Prepayments are funds deposited or advanced to outside vendors for future inventory purchases. As is standard practice in the PRC, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when such contracts end.

The Company recovered approximately $18,000 and wrote off $0.2 million on unrealizable prepayments for the three and nine months ended March 31, 2017, respectively.

Property, plants and equipment

Property, plants and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred while additions, renewals and improvements are capitalized. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with a 5% residual value. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives of assets are as follows:

Useful life
Transportation equipment	7-10 years
Plants and machinery	10 years
Office equipment	5 years
Buildings and improvements	3-20 years

Accounting for long-lived assets

The Company classifies its long-lived assets into: (i) machinery and equipment; (ii) transportation equipment; (iii) office and equipment; and (iv) buildings and improvements.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technological or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

If the value of an asset is determined to be impaired, the impairment to be recognized is measured in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs.

Due to recurring losses, the deterioration of the concrete-mix industry in Beijing, PRC, and competitive pricing pressures, the Company has performed an impairment analysis and determined its long-lived assets were impaired during the year ended June 30, 2016. As a result, the Company recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of the Company’s transportation equipment, plants and machinery. The loss was determined using Level 3 inputs. There were no impairment charges for the three and nine months ended March 31, 2017 and 2016.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

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

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate for the Company’s industry is 3% of gross sales.

Research and development

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives.

Earnings (loss) per share

The Company reports earnings (losses) per share in accordance with the US GAAP, which requires presentation of basic and diluted earnings (losses) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (losses) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share..

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management believes that the adoption of this ASU on the Company’s statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Note 3 – Accounts and notes receivable, net

Accounts and notes receivable, net consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017	June 30, 2016
Accounts receivable	$59,866,000	$51,812,683
Less: Allowance for doubtful accounts	(15,616,949)	(11,524,131)
Total accounts and notes receivable, net	$44,249,051	$40,288,552

Movement of allowances for doubtful accounts is as follows:

	Nine months ended	Year ended
	March 31, 2017	June 30, 2016

Beginning balance	$11,524,131	$28,209,249
Provision for doubtful accounts	4,127,141	2,591,465
Less: write-off	-	(17,482,713)
Exchange rate effect	(34,323)	(1,793,870)
Ending balance	$15,616,949	$11,524,131

During the nine months ended March 31, 2017, the Company offset approximately $10.3 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	March 31, 2017	June 30, 2016
Other receivables	$1,772,718	$7,742,057
Less: Allowance for doubtful accounts	(1,518,026)	(2,334,672)
Other receivables, net	254,692	5,407,385
Other receivable from sale of Asset Group	18,557	1,685,645
Total	$273,249	$7,093,030

Movement of allowances for doubtful accounts is as follows:

	Nine months ended	Year ended
	March 31, 2017	June 30, 2016

Beginning balance	$2,334,672	$2,403,362
Provision for (recovery of) doubtful accounts	(743,273)	129,212
Less: write-off	-	-
Exchange rate effect	(73,373)	(197,902)
Ending balance	$1,518,026	$2,334,672

Other receivables from the sale of the Asset Group

On February 29, 2016, the Company terminated an operating lease for its concrete plant in the eastern suburban area of Beijing because the plant was not operating at ideal capacity and the Company did not anticipate it would in the foreseeable future. The Company entered into an agreement with the lessor to terminate its operating lease, which was originally effective from August 18, 2013 to August 17, 2021, and for the sale of certain of the Company’s assets and liabilities (the “Asset Group”) at the leased location. Under the agreement, the carrying value of the Asset Group was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). The Company recognized approximately $0.4 million loss from the sale of the Asset Group for the year ended June 30, 2016. As of March 31, 2017, the Company had received approximately $1.7 million, with an $18,557 balance outstanding to be paid by the lessor.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 205, the Company did not report the sale of the Asset Group as discontinued operations as the sale of the Asset Group did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Note 5 – Property, plants and equipment, net

Property, plants and equipment consist of the following:

	March 31, 2017	June 30, 2016
Machinery and equipment	$729,532	$754,997
Transportation equipment	4,179,832	4,299,862
Office equipment	1,145,083	1,172,059
Buildings and improvements	303,568	314,909
Total	6,358,015	6,541,827
Less: Accumulated depreciation	(2,643,270)	(1,832,033)
Plants and equipment, net	$3,714,745	4,709,794

Depreciation expense for the three months ended March 31, 2017, and 2016 amounted to approximately $0.3 million and $0.5 million, respectively. Depreciation expense for the nine months ended March 31, 2017, and 2016 amounted to approximately $0.9 million and $1.5 million, respectively.

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	March 31, 2017	June 30, 2016

Loans from China Construction Bank, each with an interest rate of 4.35% per annum, due September 2017 and December 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	$15,233,820	$12,404,320

Loan from Bank of Beijing, with an interest rate of 5.66% per annum, due March 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	-	4,515,120

	$15,233,820	$16,555,440

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

Interest expense was approximately $0.2 million for each of the three months ended March 31, 2017 and 2016. Interest expense was approximately $0.6 million for each of the nine months ended March 31, 2017 and 2016.

Notes payable:

Bank notes are issued to a third party for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $13.1 million and $18.1 million as of March 31, 2017 and June 30, 2016, respectively, and were non-interest bearing with expiration dates between May 2017 and September 2017. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The restricted cash for the notes was approximately $3.9 million and $4.1 million as of March 31, 2017 and June 30, 2016, respectively.

Note 7 – Related party transactions

Other payables – shareholders

Two shareholders have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders are also officers of the Company. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6). The other payables - shareholders balance also includes the Company’s salary payables to the two shareholders.

Other payables - shareholders consisted of the following:

	March 31, 2017	June 30, 2016
Xianfu Han	$995,535	$715,086
Weili He	1,109,928	776,039
	$2,105,463	$1,491,125

Note 8 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the three and nine months ended March 31, 2017, and 2016, respectively. China ACM’s net operating loss for the nine months ended March 31, 2017, amounted to approximately $0.2 million. As of March 31, 2017, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.9 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2036. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. As of March 31, 2017, and June 30, 2016, valuation allowance for deferred tax assets was approximately $0.3 million and $0.2 million, respectively. Management reviews this valuation allowance periodically and makes changes accordingly.

BVI-ACM is incorporated in the British Virgin Islands (“BVI”), where its income tax rate is 0% under current BVI law.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

China-ACMH and VIEs-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions in respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until 2018.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended March 31,
	2017	2016

USA and BVI	$(226,962)	$(71,913)
PRC	595,447	(2,555,954)
	$368,485	$(2,627,867)

	Nine months ended March 31,
	2017	2016

USA and BVI	$(1,065,263)	$(820,759)
PRC	(9,039,162)	(4,650,896)
	$(10,104,425)	$(5,471,655)

Significant components of deferred tax assets were as follows:

	March 31, 2017	June 30, 2016
Deferred tax assets
Allowance for doubtful accounts	$5,710,118	$5,169,993
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	1,791,643	975,894
Net operating loss carryforward in the U.S.	300,704	217,020
Valuation allowance	(8,196,138)	(6,756,580)
Total deferred tax assets - current	$-	$-

As of March 31, 2017, and June 30, 2016, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in the PRC. If the Company continues to incur losses in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of March 31, 2017, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $7.9 million and $6.5 million related to its operations in the PRC as of March 31, 2017, and June 30, 2016, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $0.3 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of March 31, 2017, and June 30, 2016, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

Changes to valuation allowances for deferred tax assets were as follows:

	Nine months ended	Year ended
	March 31, 2017	June 30, 2016
For deferred tax assets
Beginning balance	$6,756,580	3,064,527
Allowance for doubtful accounts	540,125	2,414,859
Impairment loss of long-lived assets	-	393,673
Change in net operating loss carry forward in China	815,749	975,894
Change in net operating loss carry forward in U.S.	83,684	(92,373)
Ending balance	$8,196,138	6,756,580

(b) Uncertain tax positions

There were no uncertain tax positions as of March 31, 2017, and June 30, 2016. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three and nine months ended March 31, 2017, and 2016, the Company did not incur any tax related interest and penalties.

Note 9 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a market value of $308,823 to a consultant under the 2009 Plan. These shares shall be vested in two tranches upon achieving certain performance-based milestones. As of March 31, 2017, these shares have not vested and the performance-based milestones have not been determined by the Board.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a market value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

For the three months ended March 31, 2017, and 2016, the Company did not recognize any compensation expense related to restricted stock grants.

For the nine months ended March 31, 2017, and 2016, the Company recognized approximately $0.3 million and $0.5 million, respectively, of compensation expense related to restricted stock grants.

Following is a summary of the restricted stock grants:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Unvested as of March 31, 2017	106,859	$2.89	$308,823

Note 10 – Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings per share computation for the periods ended:

	Three months ended March 31,
	2017	2016
Net income (loss) for earnings (loss) per share	$368,485	$(2,627,867)

Weight average shares used in basic computation	2,280,799	2,180,799
Diluted effect of unvested restricted stock	106,859	-
Weight average shares used in diluted computation	2,387,658	2,180,799

Earnings (loss) per share:
Basic	$0.16	$(1.21)
Diluted	$0.15	$(1.21)

	Nine months ended March 31,
	2017	2016
Net loss for loss per share	$(10,104,425)	$(5,471,655)

Weight average shares used in basic computation	2,262,186	2,180,799
Diluted effect of unvested restricted stock	-	-
Weight average shares used in diluted computation	2,262,186	2,180,799

Loss per share:
Basic	$(4.47)	$(2.51)

Diluted	$(4.47)	$(2.51)

For the three months ended March 31, 2017, all outstanding unvested restricted stock was included in the calculation of diluted earnings per share. For the nine months ended March 31, 2017, and for each of the three and nine months ended March 31, 2016, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

Note 11 – Reserves and dividends

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all its tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after setting aside statutory reserves. Statutory reserves include the surplus reserve fund and the common welfare fund.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2016, the remaining reserve to fulfill the 50% registered capital requirement amounted to $1.9 million. As of March 31, 2017, the remaining capital reserve amount was reduced to approximately $0.8 million after the dissolution of Heng Yuan Zheng Ke, Hong Sheng An, Heng Tai, Da Tong, and Heng Xin.

Transfers to statutory reserves must be made before the distribution of any dividends to the Company’s shareholders. The surplus reserve fund is non-distributable other than during liquidation. The surplus reserve fund can however be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The PRC government restricts distributions of registered capital and the additional investment amounts required by foreign invested enterprises. Approval by the PRC government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 12 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.2 million for each of the three months ended March 31, 2017 and 2016. The Company’s contributions to employment benefits were approximately $0.5 million and $0.6 million for each of the nine months ended March 31, 2017 and 2016.

Note 13 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on December 31, 2017, with annual payments of approximately $195,000. The Company has a lease agreement for a roadway access in the west side entry of the concrete service plant with an unrelated party which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement to lease office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000, at a fair market rate.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the three months ended March 31, 2017, and 2016 were approximately $59,000 and $0.2 million, respectively. Total operating lease expenses for the nine months ended March 31, 2017, and 2016 were approximately $0.2 million and $0.6 million, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2018	$136,000
2019	28,000
2020	4,000
Total	$168,000

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Concentrations

For the three months ended March 31, 2017, the Company had four customers that represented approximately 18.4%, 14.0%, 12.9%, and 10.4% of total revenue. For the three months ended March 31, 2016, the Company had two customers that represented approximately 11.0% and 10.2% of total revenue. For the nine months ended March 31, 2017, the Company had one customer representing approximately 15.1% of total revenue. For the nine months ended March 31, 2016, no customer accounted for more than 10% of total revenue. As of March 31, 2017 and June 30, 2016, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended March 31, 2017, the Company had three vendors representing approximately 22.1%, 11.6%, and 10.3% of total purchases. For the three months ended March 31, 2016, the Company had one vendor that represented approximately 17.3% of total purchases. For the nine months ended March 31, 2017, the Company had one vendor representing approximately 17.0% of total purchases. For the nine months ended March 31, 2016, no vendor accounted for more than 10% of total purchases. As of March 31, 2017 and June 30, 2016, no vendor accounted for more than 10% of the total balance of accounts payable.

Note 15 – Subsequent event

On April 1, 2017, the Company obtained a $2,176,260 (RMB 15,000,000) bank loan from China Construction Bank with an annual interest rate of 4.4% . The loan is guaranteed by Beijing Jinshengding Mineral Products Co., LTD, a supplier to the Company, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”),Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entity, Beijing XinAo Concrete Group (“Xin Ao”) and its subsidiaries. We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects that are mainly sold in the People’s Republic of China (“PRC”).

During the nine months ended March 31, 2017, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the nine months ended March 31, 2017, one customer accounted for approximately 15.1% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table sets forth key components of our results of operations for the three months ended March 31, 2017, and 2016, in US dollars:

	Three months ended
	March 31,
				Percentage
	2017	2016	Change	Change
Total revenue	$13,592,863	$16,051,501	$(2,458,638)	(15)%
Total cost of revenue	12,125,038	16,967,271	(4,842,233)	(29)%
Gross profit (loss)	1,467,825	(915,770)	2,383,595	260%
Recovery for doubtful accounts	761,482	1,270,395	(508,913)	(40)%
Selling, general and administrative expenses	(1,548,566)	(1,847,205)	298,639	(16)%
Research and development expenses	(99,049)	(340,229)	241,180	(71)%
Loss from termination of lease	-	(388,899)	388,899	(100)%
Income (loss) from operations	581,692	(2,221,708)	2,803,400	126%
Other expense, net	(213,207)	(406,159)	192,952	(48)%
Income (loss) before provision for income taxes	368,485	(2,627,867)	2,996,352	114%
Provision for income taxes	-	-	-	-%
Net income (loss)	$368,485	$(2,627,867)	$2,996,352	114%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended March 31, 2017, we generated total revenue of approximately $13.6 million, as compared to approximately $16.1 million during the three months ended March 31, 2016, a decrease of approximately $2.5 million, or 15%. The decrease in revenue was principally due to decreased sales volume by 14%, because of the strengthened result of the PRC government’s increased inspections of overloaded transportation vehicles, which also affected our sales of our concrete truck transportation services. The decrease in revenue was offset by the increase in our selling price of concrete by 4% during the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was also attributable to the 5% depreciation of the Chinese Renminbi against the U.S. Dollar during the three months ended March 31, 2017, as compared to the same period in 2016.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $12.1 million for the three months ended March 31, 2017, as compared to approximately $17.0 million for the three months ended March 31, 2016, a decrease of approximately $4.8 million, or 29%. The decrease in cost of revenue was primarily associated with the decrease of production volume and the decrease of unit production costs mainly caused by the decrease of concrete truck rental expenses after the termination of our operating lease for our concrete plant in the eastern suburban area of Beijing and because we had fewer repair expenses for our own trucks in our manufacturing overhead cost during the three months ended March 31, 2017, as compared to the same period in 2016. As a result, our cost of revenue decreased by 29% during the three months ended March 31, 2017, as compared to the same period in 2016.

Gross Profit (Loss). Total gross profit was approximately $1.5 million for the three months ended March 31, 2017, as compared to approximately $0.9 million in gross loss for the three months ended March 31, 2016, an increase of approximately $2.4 million, which was primarily a result of increases in unit selling prices and decreases in unit production costs during the three months ended March 31, 2017, as compared to the same period in 2016.

Recovery for Doubtful Accounts. We had recovery for doubtful accounts charges of approximately $0.8 million for the three months ended March 31, 2017, as compared to approximately $1.3 million during the three months ended March 31, 2016, a decrease of approximately $0.5 million, or 40%. The decrease was attributable to the fact that fewer accounts receivable became over 720 days past due during the three months ended March 31, 2017, as compared to the same period in 2016, and because we have correspondingly decreased our provision for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider historical experience, the economic environment, trends in the construction industry, expected collectability of amounts receivable that are past due, and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of March 31, 2017, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$59,866,000	$13,336,657	$11,113,597	$9,851,497	$18,739,007	$5,187,425	$1,637,817
Allowance for doubtful accounts	(15,616,949)	-	-	(1,477,725)	(7,387,771)	(5,113,636)	(1,637,817)
Accounts and notes receivable, net	$44,249,051	$13,336,657	$11,113,597	$8,373,772	$11,351,236	$73,789	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $1.5 million for the three months ended March 31, 2017, as compared to approximately $1.8 million for the three months ended March 31, 2016, a decrease of approximately $0.3 million. The decrease was primarily due to a $0.2 million decrease in professional fees, $0.2 million decrease in social security and benefits and other various G&A expenses, which was partially offset by a $0.2 million increase in salaries as compared to the three months ended March 31, 2016.

Research and Development (“R&D”) Expenses. Research and development expenses were approximately $99,000 for the three months ended March 31, 2017, as compared to $0.3 million for the same period in 2016. The Company decreased its research and development expenditures during this period because the Company has determined to control its R&D expenses with respect to revenues.

Loss from Termination of Lease. Effective February 29, 2016, we terminated an operating lease for our concrete plant in the eastern suburban area of Beijing because the plant was not operating at ideal capacity and we did not anticipate that it would in the foreseeable future. We entered an agreement with a third party to terminate the lease of the concrete plant. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). We recognized a loss of approximately $0.4 million from the termination of the lease for the three months ended March 31, 2016.

Income (loss) from Operations. We had income from operations of approximately $0.6 million and incurred a loss from operations of approximately $2.2 million for the three months ended March 31, 2017 and 2016, respectively. This change of approximately $2.8 million from loss to income was primarily due to a $2.4 million increase in gross profit, a $0.2 million decrease in research and development expenses, a $0.3 million decrease in selling, general and administration expenses, a $0.4 million decrease in loss from termination of lease, and was offset by a $0.5 million decrease in recovery for doubtful accounts.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $0.2 million during the three months ended March 31, 2017, consisting primarily of aged customer deposits that we determined that we are no longer required to repay and recognized as other income accordingly. We earned interest income of approximately $15,000 and $3,000 for the three months ended March 31, 2017, and 2016, respectively. Approximately $0.2 million of interest expense was recorded for each of the three months ended March 31, 2017, and 2016, and approximately $0.2 million of finance expense was recorded for each of the three months ended March 31, 2017, and 2016, respectively.

Provision for Income Taxes. We did not incur provision for income taxes for the three months ended March 31, 2017, because we had net operating losses on deferred tax assets for which we previously provided 100% allowance to be utilized during the period. We did not incur provision for income for the three months ended March 31, 2016 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

Net Income (Loss). We had net income of approximately $0.4 million for the three months ended March 31, 2017, as compared to a net loss of approximately $2.6 million for the three months ended March 31, 2016, a positive change in the amount of approximately $3.0 million. Such change was the result of the combination of the changes as discussed above.

Comparison of the nine months ended March 31, 2017 and 2016

The following table sets forth key components of our results of operations for the nine months ended March 31, 2017 and 2016, in US dollars:

	Nine months ended
	March 31,
				Percentage
	2017	2016	Change	Change
Total revenue	$35,782,079	$46,504,087	$(10,722,008)	(23)%
Total cost of revenue	36,182,821	43,785,327	(7,602,506)	(17)%
Gross profit (loss)	(400,742)	2,718,760	(3,119,502)	(115)%
Provision for doubtful accounts	(3,600,836)	(1,192,128)	(2,408,708)	202%
Selling, general and administrative expenses	(4,626,043)	(5,110,846)	484,803	(9)%
Research and development expenses	(788,492)	(626,958)	(161,534)	26%
Loss from termination of lease	-	(388,899)	388,899	(100)%
Loss from operations	(9,416,113)	(4,600,071)	(4,816,042)	105%
Other expense, net	(688,312)	(871,584)	183,272	(21)%
Loss before provision for income taxes	(10,104,425)	(5,471,655)	(4,632,770)	85%
Provision for income taxes	-	-	-	-%
Net loss	$(10,104,425)	$(5,471,655)	$(4,632,770)	85%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the nine months ended March 31, 2017, we generated total revenue of approximately $35.8 million, as compared to approximately $46.5 million during the nine months ended March 31, 2016, a decrease of approximately $10.7 million, or 23%. The decrease in revenue was principally due to decreased sales volume by 17% resulting from the PRC government’s increased inspections of overloaded transportation vehicles, which also affected sales of our concrete truck transportation services. In addition, because of increasing competition in the concrete industry in Beijing, our revenue decrease was also attributable to a decrease in our selling price by 2% for concrete during the nine months ended March 31, 2017, as compared to the same period in 2016. The decrease was also attributable to the 6% depreciation of the Chinese Renminbi against the U.S. Dollar during the nine months ended March 31, 2017, as compared to the same period in 2016.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $36.2 million for the nine months ended March 31, 2017, as compared to approximately $43.8 million for the nine months ended March 31, 2016, a decrease of approximately $7.6 million, or 17%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume. The decrease in our cost of revenue was offset by the increase of the purchase unit price of cement for our production use during the nine months ended March 31, 2017 as compared to the same period in 2016. As a result, our cost of revenue has decreased by 17% during the nine months ended March 31, 2017, as compared to the same period in 2016.

Gross Profit (Loss). Total gross loss was approximately $0.4 million for the nine months ended March 31, 2017, as compared to approximately $2.7 million of gross profit for the nine months ended March 31, 2016, a decrease of approximately $3.1 million, which was primarily due to the decrease of sales volume, the decrease of our selling price of concrete, and the increase of the purchase unit price of cement for production use during the nine months ended March 31, 2017 as compared to the same period in 2016.

Provision for Doubtful Accounts. We incurred a provision for doubtful accounts charges of approximately $3.6 million for the nine months ended March 31, 2017, as compared to approximately $1.2 million during the nine months ended March 31, 2016, an increase of approximately $2.4 million, or 202%. The increase was attributable to the fact that more accounts receivable have become over 720 days past due during the nine months ended March 31, 2017 as compared to the same period in 2016 and we have correspondingly increased our provision for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $4.6 million for the nine months ended March 31, 2017, as compared to approximately $5.1 million for the nine months ended March 31, 2016, a decrease of approximately $0.5 million. The decrease was primarily due to a $0.2 million decrease in stock compensation expense, $0.3 million decrease in professional fees, $0.2 million decrease in depreciation expenses on administrative equipment, $0.2 million decrease in social security and benefits and $0.3 million increase in other various G&A expenses, which was partially offset by a $0.7 million increase in salaries as compared to the nine months ended March 31, 2016.

Research and Development Expenses. Research and development expenses were approximately $0.8 million for the nine months ended March 31, 2017, as compared to $0.6 million for the same period in 2016. The Company increased its research and development expenditures during this period as the Company determined to improve its competitive advantage with respect to its products.

Loss from Termination of Lease. Effective February 29, 2016, we terminated an operating lease for our concrete plant in the eastern suburban area of Beijing due to the fact that the plant was not operating at ideal capacity and we did not anticipate that it would in the foreseeable future. We entered an agreement with a third party to terminate the lease of the concrete plant. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). We recognized a loss of approximately $0.4 million from the termination of lease for the three months ended March 31, 2016.

Loss from Operations. We incurred a loss from operations of approximately $9.4 million and $4.6 million for the nine months ended March 31, 2017 and 2016, respectively. This increase of approximately $4.8 million in loss from operations was primarily due to a $3.1 million decrease in gross profit, a $2.4 million increase in provision of doubtful accounts, a $0.2 million increase in research and development expenses, and was offset by $0.5 million decrease in selling, general and administration expenses and by $0.4 million decrease in loss from termination of lease.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other income of approximately $0.4 million during the nine months ended March 31, 2017 consisting primarily of aged payables and aged customer deposits that we determined that we are no longer required to pay and recognized as other income accordingly. We earned interest income of approximately $27,000 and $0.3 million for the nine months ended March 31, 2017, and 2016, respectively. The decrease in interest income was mainly due to a very minimal average outstanding balance of short term investment held in a financial investment company during the nine months ended March 31, 2017, as opposed to $2.7 million average outstanding balance during the same period in 2016. Approximately $0.6 million of interest expense was recorded for each of the nine months ended March 31, 2017 and 2016, and approximately $0.5 million of finance expense was recorded for each of the nine months ended March 31, 2017 and 2016.

Provision for Income Taxes. We did not incur provision for income tax for the nine months ended March 31, 2017, and 2016, because we did not generate any income for tax provision and provided a 100% allowance from net operating losses on deferred tax assets.

Net Loss. We incurred net loss of approximately $10.1 million for the nine months ended March 31, 2017, as compared to a net loss of approximately $5.5 million for the nine months ended March 31, 2016, a negative change in the amount of $4.6 million. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of approximately $1.4 million and restricted cash of approximately $3.9 million, which was held by subsidiaries located outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Because of recurring losses, working capital was approximately $6.9 million as of March 31, 2017, as compared to $16.4 million as of June 30, 2016. As of March 31, 2017, in additional to cash on-hand and restricted cash, we also have other current assets mainly composed of accounts receivables and prepayments and advances to suppliers.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of March 31, 2017. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

•	Financial support and credit guarantee commitments from our shareholders.

•	Other available sources of financing from PRC banks and other financial institutions, given our credit history.

Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for our products, economic conditions, competitive pricing in the concrete-mix industry, our operating results not continuing to deteriorate and our bank and shareholders being able to provide continued financial support.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the nine months ended
	March 31,
	2017	2016
Net cash provided by operating activities	$5,448,523	$3,670,686
Net cash (used in) provided by investing activities	(52,532)	5,156,812
Net cash used in financing activities	(4,976,764)	(10,712,557)
Effect of foreign currency translation on cash and cash equivalents	(42,997)	(127,550)
Net change in cash and cash equivalents	$376,230	$(2,012,609)

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $5.4 million for the nine months ended March 31, 2017, which was primarily attributable to net loss of $10.1 million, which was offset by the net loss adjusted to reconcile to net cash provided by operating activities of $4.8 million, including adjustments for $0.9 million of depreciation, $0.3 million of stock-based compensation expense, and $3.6 million provision for doubtful accounts as well as $10.8 million cash inflow from a change in operating assets and liabilities. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for reduction in inventories of $0.3 million, collection of other receivables of $7.4 million as we increased our efforts on other receivables collections, reduction of prepayments and advances of $2.9 million as we have already secured enough materials for production, additional accounts payable of $8.7 million, excluding non-cash offset of $10.3 million, as we were in waiting for our accounts receivable collection and maturities of notes receivable to repay our vendors, and additional other payables, including related party payables, of $5.7 million, due to accrued research and development expenses, accrued salary and rental expense payable to our related parties, and was primarily offset by additional accounts and notes receivable of $9.6 million, excluding a non-cash offset of $10.3 million, due to delays in the receipt of customer payments, a reduction of customer deposits of approximately $3.9 million and a reduction of accrued liabilities of $0.8 million.

Investing Activities. Net cash used in investing activities was approximately $53,000 for the nine months ended March 31, 2017, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $5.0 million for the nine months ended March 31, 2017, which was primarily attributable to $18.5 million in cash proceeds from bank loans and bank guarantees, $24.6 million in proceeds from notes payable and $0.1 million in borrowing from shareholders, which was offset by $19.3 million for the repayment of bank loans and bank guarantees, and $29.0 million for the repayment of notes payable.

Cash and cash equivalents. As of March 31, 2017, we had cash and cash equivalents of approximately $1.4 million as compared to approximately $1.0 million as of June 30, 2016. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities. We had a total of approximately $15.2 million and $16.6 million outstanding on loans and credit facilities as of March 31, 2017, and June 30, 2016, respectively. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao is consolidated with China ACM’s financial statements.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include allowance for doubtful accounts, deferred taxes, and prepayments and advances, stock-based compensation, and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);
•	Delivery has occurred;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability of payment is reasonably assured.

The Company sells its concrete products primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. Each agreement includes a cancellation clause if the Company or the customers breach the contract terms specified in the agreement.

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

Accounts and notes receivable

We extend unsecured credit to our customers in the normal course of business,. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry, and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. We provide a provision of 15% of the allowance for doubtful accounts for accounts receivable balance that are past due more than 180 days but less than one year, 40% of the allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of the allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of the allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amount as necessary, which our collection department had determined the collection of the full amount is remote with the approval from our management to provide a 100% provision allowance for doubtful accounts. Our management have continued to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Notes receivable represent trade accounts receivable from various customers where the customers' banks have guaranteed such customers’ obligation. The notes are non-interest bearing and typically have a three or six month maturity date. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The Company has the ability to submit requests for payment to a customer's bank earlier than the scheduled maturity date, subject to a discount on interest charged and a processing fee.

Accounting for long-lived assets

We classify our long-lived assets into: (i) machinery and equipment; (ii) transportation equipment; (iii) office and equipment; and (iv) buildings and improvements.

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technological or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

If the value of an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs.

Due to recurring losses, the deterioration of the concrete-mix industry in Beijing, PRC and because of competitive pricing pressures, we have performed an impairment analysis and determined our ong-lived assets are impaired. As a result, we recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of our transportation equipment,plants and machinery. The loss was determined using Level 3 inputs. There was no impairment charge for the nine months ended March 31, 2017, and 2016.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by long-lived assets, and thus could result in future impairment losses

Income taxes

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

Interest Rate Risk

We are exposed to interest rate risk while we have short-term bank loans outstanding. Although interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates are approximately 4.35% for RMB bank loans with a term of twelve months or less.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and notes receivable, other receivables and advances on equipment purchases. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts and notes receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The RMB does not fluctuate with the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The trend of depreciation of RMB continued in the year 2016 and the three months ended March 31, 2017. Compared with the lowest point from RMB versus U.S. dollars in 2015, the RMB has depreciated by 5.9% compared to the exchange rate as of March 31, 2017. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Most of the transactions of the Company are settled in RMB and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the nine months ended March 31, 2017, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities of Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosures. Each of our Chief Executive Officer and our Interim Chief Financial Officer has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented because we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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