Form 10-K
period 2017-06-30
China Advanced Construction Materials Group, Inc
filed 2017-09-28
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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
Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

At December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were 2,387,658 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Capital Market) was approximately $3.4 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 26, 2017, there were 2,387,658 shares of the Registrant’s common stock outstanding.

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

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries was approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation. The Company decided to dissolve these entities between March 2016 and June 2016. As of June 30, 2017, all of these entities have been dissolved.

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

Construction expenditures in China are nearly equally split among residential buildings, nonresidential buildings, and nonbuilding structures. Nonbuilding construction will experience the fastest growth (in real terms) through 2017. The increases will benefit from stated efforts to expand and upgrade the country’s transportation infrastructure, such as highways network, subway systems in major cities, and several airports. Utilities construction will also contribute to the expenditures on nonbuilding construction, particularly in rapidly growing urban areas, as the government continues to expand and improve access to such infrastructure like water supply, sewage treatment, rubbish disposal, and gas distribution. Further efforts to increase the country’s power generation capacity and improve electricity transmission networks will also drive spending on nonbuilding construction.

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining market for construction materials in China:

• Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and raise less credit risk to us. For the year ended June 30, 2017, five customers accounted for approximately 40% of the Company’s sales and 28% of the Company’s account receivables as of June 30, 2017. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

• Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers hence we maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science &Technology, which assist us with our research and development activities. During our five year agreement with the Institute, we obtain an advantageous status over many of our competitors by gaining access to a wide array of resources and knowledge. The Company incurred research & development expenses of approximately $0.8 million and $0.7 million for the years ended June 30, 2017 and 2016, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

• Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to efficiently operate our plant, by increasing capacity utilization at existing plant or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand. We were focused on our capacity utilization at our Beijing-based concrete plant in fiscal year 2016 and 2017. As a result, we terminated our leased station based on slowing demand for railway construction and the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and national development and reform commission.

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

Our Customers

For the fiscal year ended June 30, 2017, we had one customer, whose sales accounted for more than 10% of our total sales. For the fiscal year ended June 30, 2016, we had no customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 40% and 30% of the Company’s sales for the years ended June 30, 2017 and 2016, respectively. The total accounts receivable from these customers amounted to approximately $18.9 million and $13.5 million as of June 30, 2017 and 2016, respectively.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 48% and 28% of the Company’s purchases for the years ended June 30, 2017 and 2016, respectively. The total accounts payable to these suppliers amounted to approximately $4.5 million and $8.5 million as of June 30, 2017 and 2016, respectively.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industrial demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the specific needs of projects while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, in cooperation with a leading research institution, experienced management and advisory experts. Our research and development expense was approximately $0.8 million for the year ended June 30, 2017, as compared to $0.7 million for the year ended June 30, 2016.

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

We are able to use the Research Findings and Technical Publication and Procedures of the Beijing Concrete Institute, University of Science and Technology Beijing, Beijing University of Technology, China Academy of Building Research, China Building Materials Academy in our business, which provides us with an advantage over many of our competitors. Because of our contracts with the institutes, our competitors are unable to commercially utilize the findings. Some of these findings include:

•	Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.
•	Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.
•	Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science& Technology.
•	Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.
•	Construction Technology of HPC for the Capital International Airport.
•	Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar.
•	Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique.
•	State Swimming Center for Concrete Cracking Control Technology.
•	Research on construction waste recycled materials in concrete; Through the identification of the scientific and technological achievements with China Building Materials Science& Technology Progress.
•	Research on the application of tailings waste rocks in the concrete. Through the scientific and technological achievements identification by China Building Materials Science & Technology.
•	The research and application of alkali-free & high performance accelerator on concrete; Through the scientific and technological achievement identification by China Building Materials Science & Technology.

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

Our Labor Force

As of June 30, 2017, we employed 322 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2017.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	75	23.29%
Sales	24	7.45%
Technical & Engineering Staff	31	9.63%
Production Staff	31	9.63%
Drivers & Heavy Equipment Operators	79	24.53%
Sub-Total	240	74.53%
Independent Contractors	82	25.47%
Total	322	100.00%

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

Our top five suppliers provide approximately 47.5% of the sourcing of the raw materials for our concrete production business for the year ended June 30, 2017. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

We produce, sell and deliver ready-mix concrete, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts expense also increased. Some of our customers appeared to suffer from declining business and shortage in cash. The allowance for doubtful accounts increased to approximately $15.8 million as of June 30, 2017, compared to approximately $11.5 million as of June 30, 2016. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has increased from approximately 22% as of June 30, 2016, to approximately 25% as of June 30, 2017. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable. The inability of our suppliers to supply us with needed raw material could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

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

Our Chairman, Xianfu Han, owns approximately 22.3% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 15.7% of our outstanding voting securities as of June 30, 2017, in a fully-diluted share base. As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2017, and a report of our management for the 2017 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2017, our internal controls over financial reporting were not effective. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2017, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

Our business is capital intensive and highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance the working capital requirements and the capital expenditures of the Company. There are a number of factors, such as the demand for the Company’s products, economic conditions, the competitive pricing in the concrete-mix industry, the Company’s operating results not continuing to deteriorate and the Company’s bank and shareholders being able to provide continued support, might result in insufficient funds to meet our working capital requirements, operating expenses and capital expenditure obligations. Due to recurring losses, the Company’s working capital was approximately $7.5 million as of June 30, 2017 as compared to $16.4 million as of June 30, 2016. As of June 30, 2017, cash on-hand balance of approximately $0.2 million and restricted cash balance of approximately $4.2 million with the remaining current assets are mainly composed of accounts receivables and prepayments and advances. If we fail to realize the current assets within the normal operating cycle, or if we are otherwise unable to establish other available funds, we may not have sufficient funds to meet our working capital requirements and debt obligations, grow our business and revenues, reduce our operating costs and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

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

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China's economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2016, China's economy grew by 6.7%, compared with 6.9% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China's economy to grow by 6.5% in 2017. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. From June 30, 2016 to June 30, 2017, the PRC Government devalued its currency by approximately 2.1%, represented the largest yuan depreciation for 20 years. China weakened the value of RMB currency by 2.1% to 6.78 against the US dollar on June 30, 2017 from 6.64 against the US dollar on June 30, 2016. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a four-year term beginning on October 1, 2013, with the option to extend following expiration. The lease is extended to September 30, 2022. The annual rent on the property is approximately $414,000. We also have a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. In addition, we have a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

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

Year	Quarter Ending	High	Low
2017	June 30	$3.80	$2.00
2017	March 31	$3.15	$2.00
2016	December 31	$3.20	$1.50
2016	September 30	$5.68	$2.24
2016	June 30	$3.20	$1.80
2016	March 31	$2.19	$1.46
2015	December 31	$3.19	$1.51
2015	September 30	$4.02	$2.63

Holders of Common Stock

As of September 26, 2017, there were 386 stockholders of record of our common stock.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”),Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entity, Beijing XinAo Concrete Group (“Xin Ao”).We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects that are mainly sold in the People’s Republic of China (“PRC”).

During the year ended June 30, 2017, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2017, two customers accounted for approximately 12.0% and 9.2% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the years ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations, in US dollars:

		Year ended
		June 30,
				Percentage
	2017	2016	Change	Change
Total revenue	$45,048,413	$53,678,660	$(8,630,247)	(16)%
Total cost of revenue	43,953,477	51,941,202	(7,987,725)	(15)%
Gross profit	1,094,936	1,737,458	(642,522)	(37)%
Provision for doubtful accounts	(3,352,063)	(3,854,014)	(501,951)	(13)%
Selling, general and administrative expenses	(5,669,702)	(6,814,977)	(1,145,275)	(17)%
Research and development expenses	(846,438)	(707,492)	138,946	20%
Loss on sale of assets group	-	(386,906)	(386,906)	(100)%
Impairment loss of long-lived assets	-	(2,624,487)	(2,624,487)	(100)%
Loss from operations	(8,773,267)	(12,650,418)	(3,877,151)	(31)%
Other expense, net	(997,560)	(1,410,621)	(413,061)	(29)%
Loss before provision for income taxes	(9,770,827)	(14,061,039)	(4,290,212)	(31)%
Provision for income taxes	-	(1,744,975)	1,744,975	(100)%
Net loss	$(9,770,827)	$(15,806,014)	$6,035,187	(38)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the year ended June 30, 2017, we generated total revenue of approximately $45.0 million, as compared to approximately $53.7 million during the year ended June 30, 2016, a decrease of approximately $8.6 million, or 16%. The decrease in revenue was principally due to decreased sales volume by 14%, because of the strengthened result of the PRC government’s increased inspections of overloaded transportation vehicles, which also affected our sales of our concrete truck transportation services. The decrease in revenue was offset by the increase in our selling price of concrete by 3% during the year ended June 30, 2017, as compared to the same period in 2016. The decrease was also attributable to the 6% depreciation of the Chinese Renminbi against the U.S. Dollar during the year ended June 30, 2017, as compared to the same period in 2016.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $44.0 million for the year ended June 30, 2017, as compared to approximately $51.9 million for the year ended June 30, 2016, a decrease of approximately $7.9 million, or 15%. The decrease in cost of revenue was primarily associated with the decrease of production volume and the decrease of unit production costs mainly caused by the decrease of concrete truck rental expenses after the sales of our concrete plant in the eastern suburban area of Beijing and because we had fewer repair expenses for our own trucks in our manufacturing overhead cost during the year ended June 30, 2017, as compared to the same period in 2016.

Gross Profit. Total gross profit was approximately $1.1 million for the year ended June 30, 2017, as compared to approximately $1.7 million in gross profit for the year ended June 30, 2016, a decrease of approximately $0.6 million, which was primarily a result of decreases in sales revenues during the year ended June 30, 2017, as compared to the same period in 2016.

Provision for Doubtful Accounts. We had provision for doubtful accounts charges of approximately $3.4 million for the year ended June 30, 2017, as compared to approximately $3.9 million during the year ended June 30, 2016, a decrease of approximately $0.5 million, or 13%. The decrease was attributable to the fact that fewer accounts receivable became over 720 days past due during the year ended June 30, 2017, as compared to the same period in 2016. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider historical experience, the economic environment, trends in the construction industry, expected collectability of amounts receivable that are past due, and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of June 30, 2017, our accounts receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$63,370,426	$9,701,732	$12,078,272	$14,946,835	$21,286,485	$3,939,138	$1,417,964
Allowance for doubtful accounts	(15,827,349)	-	-	(2,242,025)	(8,515,978)	(3,651,382)	(1,417,964)
Accounts and notes receivable, net	$47,543,077	$9,701,732	$12,078,272	$12,704,810	$12,770,507	$287,756	$-

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $5.7 million for the year ended June 30, 2017, as compared to approximately $6.8 million for the year ended June 30, 2016, a decrease of approximately $1.1 million. The decrease was primarily due to a $0.3 million decrease in professional fees, $0.2 million decrease in deprecation, $0.2 million decrease in stock-based compensation expense, $0.1 million decrease in office expenses, $0.1 million decrease in meals and entertainment expenses, $0.2 million decrease in other various G&A expenses, which was as compared to the year ended June 30, 2016.

Research and Development Expenses. Research and development expenses were approximately $0.8 million for the year ended June 30, 2017, as compared to $0.7 million for the same period in 2016. The Company maintained its research and development expenditures during this period as compared to the same period in 2016.

Loss from Sales of Assets Group. Effective February 29, 2016, we terminated an operating lease for our concrete plant in the eastern suburban area of Beijing because the plant was not operating at ideal capacity and we did not anticipate that it would in the foreseeable future. We entered an agreement with a third party to terminate the lease of the concrete plant. Under the agreement, the fair value of net assets of the related operation was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). We recognized a loss of approximately $0.4 million from the termination of the lease for the year ended June 30, 2016.

Impairment loss of long-lived assets. During the year ended June 30, 2016, we performed an impairment testing on our long-lived assets and recorded an impairment loss amounting to approximately $2.6 million which was mainly caused by the decrease in concrete selling prices during the fourth quarter of this year while cost of cement has increased recently which lead to projected gross profits to be lower. We did not have such impairment charges during the year ended June 30, 2017.

Loss from Operations. We had incurred a loss from operations of approximately $8.8 million and $12.7 million for the years ended June 30, 2017 and 2016, respectively. This decrease of approximately $3.9 million in loss from operations was primarily due to a $0.4 million of loss on sale of asset group and $2.6 million on impairment loss of long-lived assets during the year ended June 30, 2016 which we did not have such losses during the same period in 2017.

Other (Expense) Income, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $1.0 million during the year ended June 30, 2017, consisting primarily of aged customer deposits that we determined that we are no longer required to repay and recognized as other income accordingly. We earned interest income of approximately $30,000 and $0.3 million for the years ended June 30, 2017 and 2016, respectively. Approximately $0.8 million of interest expense was recorded for each of the years ended June 30, 2017 and 2016, and approximately $0.6 million and $0.9 million of finance expense was recorded for the years ended June 30, 2017 and 2016, respectively.

Provision for Income Taxes. We did not incur provision for income taxes for the year ended June 30, 2017, because we had net operating losses on deferred tax assets for which we previously provided 100% allowance to be utilized during the period. We incurred approximately $1.7 million provision for income for the year ended June 30, 2016 represent 100% allowance that we previously capitalized as deferred tax assets.

Net (Loss) Income. We had net loss of approximately $9.8 million for the year ended June 30, 2017, as compared to a net loss of approximately $15.8 million for the year ended June 30, 2016, a positive change in the amount of approximately $6.0 million. Such change was the result of the combination of the factors as discussed above.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of approximately $0.2 million and restricted cash of approximately $4.2 million, which was held by subsidiaries located outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Because of recurring losses, working capital was approximately $7.5 million as of June 30, 2017, as compared to $16.4 million as of June 30, 2016. As of June 30, 2017, in addition to cash on-hand and restricted cash, we also have other current assets mainly composed of accounts receivables and prepayments and advances to suppliers.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2017. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the years ended
	June 30,
	2017	2016

Net cash provided by operating activities	$1,700,656	$5,865,898

Net cash (used in) provided by investing activities	(210,962)	4,923,410

Net cash used in financing activities	(2,248,081)	(12,307,141)

Effect of foreign currency translation on cash and cash equivalents	(23,904)	(167,112)

Net change in cash and cash equivalents	$(782,291)	$(1,684,945)

Principal demands for liquidity are for purchase of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $1.7 million for the year ended June 30, 2017, which was primarily attributable to net loss of $9.8 million, which was offset by the adjustments to reconcile to net cash provided by operating activities of $4.8 million, including adjustments for $1.2 million of depreciation, $0.3 million of stock-based compensation expense, and $3.4 million provision for doubtful accounts as well as $6.7 million cash inflow from a change in operating assets and liabilities. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for reduction in inventories of $0.4 million, collection of other receivables of $7.5 million as we increased our efforts on other receivables collections, reduction of prepayments and advances of $12.3 million as we have already secured enough materials for production, additional accounts payable of $0.01 million, excluding non-cash offset of $1.5 million, as we were in waiting for our accounts receivable collection and maturities of notes receivable to repay our vendors, and additional other payables, including related party payables, of $0.6 million, due to accrued research and development expenses, accrued salary and rental expense payable to our related parties, and was primarily offset by additional accounts and notes receivable of $13.5 million, excluding a non-cash offset of $1.5 million, due to delays in the receipt of customer payments, a reduction of customer deposits of approximately $3.6 million and a reduction of accrued liabilities of $0.6 million.

Investing Activities. Net cash used in investing activities was approximately $0.2 million for the year ended June 30, 2017, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $2.2 million for the year ended June 30, 2017, which was primarily attributable to $20.7 million in cash proceeds from bank loans and bank guarantees, $30.4 million in proceeds from notes payable and $0.1 million in borrowing from shareholders, which was offset by $19.2 million for the repayment of bank loans and bank guarantees, $34.0 million for the repayment of notes payable, $0.2 million of change in restricted cash.

Cash and cash equivalents. As of June 30, 2017, we had cash and cash equivalents of approximately $0.2 million as compared to approximately $1.0 million as of June 30, 2016. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities

We had a total of approximately $17.7 million and $16.6 million outstanding on loans and credit facilities as of June 30, 2017 and 2016, respectively. See Note 6 to our consolidated financial statements included elsewhere in this report.

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

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In accordance with ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao is consolidated with China ACM’s financial statements.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include allowance for doubtful accounts, deferred taxes, and prepayments and advances, stock-based compensation, fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

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

Accounts receivable

We extend unsecured credit to our customers in the normal course of business, Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry, and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. We provide a provision of 15% of the allowance for doubtful accounts for accounts receivable balance that are past due more than 180 days but less than one year, 40% of the allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of the allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of the allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amount as necessary, which our collection department had determined the collection of the full amount is remote with the approval from our management to provide a 100% provision allowance for doubtful accounts. Our management have continued to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

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

Due to recurring losses, the deterioration of the concrete-mix industry in Beijing, PRC and because of competitive pricing pressures, we performed an impairment analysis and determined our long-lived assets were impaired. As a result, we recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of our transportation equipment, plants and machinery. The loss was determined using Level 3 inputs. There was no impairment charge for the year ended June 30, 2017.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by long-lived assets, and thus could result in future impairment losses.

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

United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2017 and prior years are subject to examination by any applicable tax authorities.

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

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The RMB does not fluctuate with the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The trend of depreciation of RMB continued in the year 2016 and 2017. Compared with the lowest point from RMB versus U.S. dollars in 2016, the RMB has depreciated by 4.3% compared to the exchange rate as of June 30, 2017. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the year ended June 30, 2017, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2017 and 2016 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, we concluded that as of June 30, 2017, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weaknesses in our internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the 2013 COSO framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and noted material weaknesses exist as of June 30, 2017. We do not have any full-time accounting personnel who have U.S. GAAP experience, and because we issued restricted shares before the performance obligation performed or specified and did not identify a related party on a timely basis, our management has considered these as material weaknesses and determined that as of June 30, 2017, the internal control over financial reporting was not effective.

In an effort to remedy the material weaknesses in the future, we have commenced to do the following:

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

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(c) Changes in internal control over financial reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

		Position with the	Term as Director
Name	Age	Company	of
			Company
Xianfu Han	57	Chairman, Chief Executive	April 2008 – Present
		Officer and Director
Weili He	59	Chief Operating Officer,	April 2008 – Present
		Interim Chief
		Financial Officer, Vice
		Chairman and
		Director
Tao Jin	49	Director	May 2011 – Present
Xinyong Gao	44	Director	June 2012 – Present
Ken Ren	41	Director	June 2012 – Present

Name	Position with the Company and Principal Occupations

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

Xinyong Gao

Mr. Gao is currently the Deputy General Manager of Beijing Capital Development Holding (Group) Co., Ltd., a real estate development company based in China, a position he has held since February 2013. From September 2011 to February 2013, he was the Operations Director of the same company. From July 1994 to September 2011, Mr. Gao served in various capacities, most recently the Deputy General Manager, International Engineering Contracting Dept., with Beijing Urban Construction Group Co. Ltd., a China-based construction company which built 41 structures for the 2008 Beijing Olympics. Mr. Gao received his B.A. from Shandong Normal University and his M.B.A. from the Open University of Hong Kong. Mr. Gao has not held any other public company directorships during the past five years.

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

Based solely on a review of Forms 3, 4 and 5 (including amendments to such form) furnished to the Company during and with respect to the year ended June 30, 2017 and written representations from certain persons that no other reports were required for them, we believe that each of the Company’s directors, officers and more than ten-percent stockholders filed all such required forms on a timely basis.

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended June 30, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2017 and 2016.

Name and	Year	Salary	Bonus	Stock	Option	Non-	Non-	All	Total
Principal	Ended	($)	($)	Awards	Awards	Equity	Qualified	Other	($)
Position	June 30			($)	($)	Incentive	Deferred	Comp
						Plan	Compensation	ensati
						Compensa	Earnings	on
						tion	($)	($)
						Earnings
						($)

Xianfu Han	2017	300,000							300,000
Chairman	2016	300,000	-	-	-	-	-	-	300,000
and CEO

Weili He,
Vice	2017	300,000							300,000
Chairman,	2016	300,000	-	-	-	-	-	-	300,000
interim
CFO
and COO

Employment Agreements

In connection with the reverse acquisition of BVI-ACM on April 29, 2008, Mr. Han was elected as our Chairman and Chief Executive Officer effective immediately. In January 2011, we entered into a three-year Employment Agreement with Mr. Han pursuant to which he receives an annual salary of $140,000 for service as our Chief Executive Officer. The initial term of three years as set forth in the agreement expired and the Company and Mr. Han renewed the agreement for another three years from July 1, 2014 to June 30, 2017 on the same terms except for the increased annual salary to $300,000. The Company and Mr. Han renewed the agreement for another three years from July 1, 2017 to June 30, 2020 on the same terms except for the increased annual salary to $360,000.

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

In January 2011, we also entered into a three year Employment Agreement with Mr. He pursuant to which he receives an annual salary of $109,169 for service as our Chief Operating Officer. The initial term of three years as set forth in the agreement expired and the Company and Mr. He renewed the agreement for another three years from July 1, 2014 to June 30, 2017 on the same terms except for the increased annual salary to $300,000. The Company and Mr. He renewed the agreement for another three years from July 1, 2017 to June 30, 2020 on the same terms except for the increased annual salary to $360,000.

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

Pursuant to the Cash Plan, the compensation committee determined that (i) Mr. Xianfu Han, is entitled to a base salary of $300,000, (ii) Mr. Weili He, is entitled to a base salary of $300,000. The Cash Plan also provided for aggregate cash bonuses (the “Cash Bonus”) payable to (i) Mr. Han in the amount of up to 160% of his base salary, or $480,000; and (ii) Mr. He in the amount of up to 100% of his base salary, or $300,000. According to the Cash Plan, 80% of the Cash Bonus is payable at the end of each quarter of the year ending June 30, 2017 (the ”Quarterly Bonuses”), starting from the end of the second quarter ended December 31, 2014, and 20% of the Cash bonus is payable at the end of the fiscal year ending June 30, 2017 (the “Year-End Bonus”), if the Company achieves certain revenue and operating income targets set for each period. For the payment of the Quarterly Bonuses, both the revenue and operating income targets must be achieved for that quarter. In addition, total annual cash bonus pool should be no more than 10% of operating income or revenue, or $2 million for the full fiscal year, whichever is less.

With respect to the Year-End Bonus, the Cash Plan sets forth three target levels of revenue and operating income targets for the year ending June 30, 2017: (i) the Base Target, (ii) the Threshold Target, which equals 90% of the revenue and operating income targets of the Base Target, and (iii) the Maximum Target, which equals 110% of the revenue and operating income targets of the Base Target. If the Base Target is achieved, the full Year-End Bonus is payable; if the Threshold Target is achieved, 70% of the Year-End Bonus is payable; and if the Maximum Target is achieved, 150% of the Year-End Bonus is payable. Additionally, with respect to each of these three target levels, if either revenue or income target has been met, but not both, for the full year, the Year-End Bonus is payable in half.

Outstanding Equity Awards at Fiscal Year End June 30, 2017

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 26, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO	533,378	22.3%
	Vice Chairman, COO and
Weili He (4)	Interim CFO	375,622	15.7%
Ken Ren (5)	Director	10,000	*
Tao Jin (6)	Director	--	--
Xinyong Gao (7)	Director	10,000	*
All officers and directors as a
group (5 persons named above)		929,000	38.9%

*Less than 1%

(1)As of the close of business on September 26, 2017, there were 2,387,658 shares of our common stock outstanding.

(2)In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on September 26, 2017 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 26, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianly”), the Company’s supplier. As of June 30, 2017 and 2016, the Company prepaid $6,996,400 and $1,136,546 to Beijing Lianlv for inventory purchases, respectively.

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

Mr. Xianfu Han, the Company’s Chief Executive Officer and Mr. Weili He, the Company’s Chief Operating Officer and interim Chief Financial Officer, had advanced funds to BVI-ACM, for working capital purposes. The loans are non-interest bearing, unsecured, and are payable in cash on demand. On December 2, 2014, the Board authorized the Company to issue 92,897 and 81,968 shares of common stock of the Company (collectively, the “Shares”), to each of Mr. Xianfu Han and Mr. Weili He, at $5.49 per share, the closing bid price quoted by Nasdaq on December 1, 2014. The Shares offset the payables advanced by the two executives in the amount of approximately $510,000 and $450,000, respectively, to the Company. Payable balance also include their annual salary of $300,000. Therefore, as of June 30, 2017, approximately $1,071,000 and $1,191,000 remained payable to Mr. Han and Mr. He, respectively.

Certain short-term bank loans and bank guarantees are guaranteed by our officers and their spouse, see note 6 to the consolidated financial statements.

The Company has a lease agreement to lease office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, which annual payments of approximately $24,000.

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2017 and 2016:

	Years Ended
	June 30,	June 30,
	2017	2016
Audit Fees	$172,000	$133,000
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$172,000	$133,000

Total fees billed to us by Friedman, LLP was $172,000 and $88,000 during fiscal years ended June 30, 2017 and 2016, respectively. Total fees billed to us by Kabani & Company, Inc. was $45,000 during the fiscal year ended June 30, 2016.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman LLP for our consolidated financial statements as of and for the year ended June 30, 2017.

The Company’s principal accountant, Friedman LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for the Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.3 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.4	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.5	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015		(1)Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009. (2)Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 27, 2015

10.10	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

21.1	List of Subsidiaries		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2013.

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm	[X]

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Advanced Construction Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 28, 2017

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224,679	$1,006,970
Restricted cash	4,208,765	4,097,621
Accounts receivable, net	47,543,077	40,288,552
Inventories	626,738	1,023,471
Other receivables, net	240,123	7,093,030
Prepayments and advances	16,894,781	36,073,153
Prepayments - related party	6,996,400	1,136,546
Total current assets	76,734,563	90,719,343

PROPERTY PLANT AND EQUIPMENT, net	3,644,203	4,709,794

Total assets	$80,378,766	$95,429,137

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$17,700,720	$16,555,440
Notes payable	14,013,070	18,060,480
Accounts payable	29,081,789	31,234,091
Customer deposits	614,558	4,272,144
Other payables	4,098,772	600,205
Other payables - shareholders	2,261,766	1,491,125
Accrued liabilities	1,352,750	1,992,214
Taxes payable	103,419	95,708
Total current liabilities	69,226,844	74,301,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of June 30, 2017 and 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(40,975,658)	(31,204,831)
Statutory reserves	6,248,092	6,248,357
Accumulated other comprehensive income	7,214,723	7,708,439
Total shareholders' equity	11,151,922	21,127,730
Total liabilities and shareholders' equity	$80,378,766	$95,429,137

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	June 30,
	2017	2016

REVENUE	$45,048,413	$53,678,660

COST OF REVENUE	43,953,477	51,941,202

GROSS PROFIT	1,094,936	1,737,458

PROVISION FOR DOUBTFUL ACCOUNTS	(3,352,063)	(3,854,014)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(5,669,702)	(6,814,977)
RESEARCH AND DEVELOPMENT EXPENSES	(846,438)	(707,492)
LOSS ON SALE OF ASSET GROUP	-	(386,906)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	-	(2,624,487)

LOSS FROM OPERATIONS	(8,773,267)	(12,650,418)

OTHER (EXPENSE) INCOME, NET
Other income, net	407,452	20,920
Interest income	30,464	268,088
Interest expense	(830,978)	(838,323)
Finance expense	(604,498)	(861,306)
TOTAL OTHER EXPENSE, NET	(997,560)	(1,410,621)

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,770,827)	(14,061,039)

PROVISION FOR INCOME TAXES	-	(1,744,975)

NET LOSS	$(9,770,827)	$(15,806,014)

COMPREHENSIVE LOSS
Net loss	$(9,770,827)	$(15,806,014)
Other comprehensive loss - foreign currency translation loss	(493,716)	(2,766,786)

COMPREHENSIVE LOSS	$(10,264,543)	$(18,572,800)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,266,826	2,180,799
Diluted	2,266,826	2,180,799

Loss per share:
Basic	$(4.31)	$(7.25)
Diluted	$(4.31)	$(7.25)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIE S
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings		Accumulated
	Common stock		Additional	(Accmulated deficit)		other
	Number	Par	Paid-in		Statutory	comprehensive
	of shares	amount	capital	Unrestricted	reserves	income	Total

BALANCE, June 30, 2015	2,180,799	$2,181	$38,373,584	$(15,398,817)	$6,248,357	$10,475,225	$39,700,530

Net loss	-	-	-	(15,806,014)	-	-	(15,806,014)
Foreign currency translation loss	-	-	-	-	-	(2,766,786)	(2,766,786)

BALANCE, June 30, 2016	2,180,799	$2,181	$38,373,584	$(31,204,831)	$6,248,357	$7,708,439	$21,127,730

Common stock issued for services without performance commitment	106,859	107	(107)	-	-	-	-
Common stock issued for compensation	100,000	100	288,900	-	-	-	289,000
Net loss	-	-	-	(9,770,827)	-	-	(9,770,827)
Dissolution of subsidiaries	-	-	-	-	(265)	-	(265)
Foreign currency translation loss	-	-	-	-	-	(493,716)	(493,716)

BALANCE, June 30, 2017	2,387,658	$2,388	$38,662,377	$(40,975,658)	$6,248,092	$7,214,723	$11,151,922

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the years ended
		June 30,
		2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(9,770,827)	$(15,806,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		1,178,427	1,953,087
Stock-based compensation expense		289,000	498,604
Deferred tax provision		-	1,744,952
Provision for doubtful accounts		3,352,063	3,854,014
Loss on sale of Asset Group		-	386,906
Impairment loss of long-lived assets		-	2,624,487
Changes in operating assets and liabilities
Accounts receivable, net		(13,544,355)	(31,302,306)
Inventories		374,676	(60,840)
Other receivables, net		7,534,134	660,051
Prepayments and advances		18,161,510	2,707,987
Prepayments - related party		(5,856,413)	2,626,699
Accounts payable		11,783	33,108,245
Customer deposits		(3,556,647)	3,194,095
Other payables		3,493,637	(1,150,691)
Other payables - shareholders		623,924	600,000
Accrued liabilities		(599,831)	139,943
Taxes payable		9,575	86,679
Net cash provided by operating activities		1,700,656	5,865,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments		-	5,131,523
Purchases of property, plant and equipment		(210,962)	(208,113)
Net cash (used in) provided by investing activities		(210,962)	4,923,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees		20,706,132	17,106,980
Repayments of short term loans, banks and bank guarantees		(19,237,612)	(25,038,398)
Proceeds from notes payable		30,398,364	50,854,386
Repayments of notes payable		(34,069,664)	(61,196,333)
Payable to shareholders, net		146,611	207,447
Principal payments on capital lease obligations		-	(516,534)
Change in restricted cash, net		(191,912)	6,275,311
Net cash used in financing activities		(2,248,081)	(12,307,141)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS		(23,904)	(167,112)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(782,291)	(1,684,945)

CASH AND CASH EQUIVALENTS, beginning of year		1,006,970	2,691,915

CASH AND CASH EQUIVALENTS, end of year		$224,679	$1,006,970

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense		$825,772	$793,162
Cash paid for income tax		$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Amounts from disposal of equipment yet to collect	$		$1,741,802
Disposal of equipment offset with other payables	$		$822,746
Prepayment reclassified to other receivables		$-	$5,350,597
Capital lease obligations offset with accounts receivable		$-	$233,277
Capital lease obligations offset with prepayments		$-	$198,577
Capital lease obligations offset with advances on equipement purchases		$-	$466,554

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements		$1,535,126	$2,097,952

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (the “PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with Beijing XinAo Concrete Group (“Xin Ao”) and therefore Xin Ao is considered to be a VIE of China- ACM.

Xin Ao is engaged in the business of consulting, concrete mixing and equipment rental services. Xin Ao had five wholly owned subsidiaries in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd, (2) Beijing Hong Sheng An Construction Materials Co., Ltd, (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd, (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd, and (5) Luan Xian Heng Xin Technology Co., Ltd. Since their establishment, none of these five entities had any operations and the Company did not plan to pursue operations for these entities. As of June 30, 2017, all five subsidiaries were dissolved.

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

The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $7.5 million as of June 30, 2017, as compared to $16.4 million as of June 30, 2016. As of June 30, 2017, the Company had cash on-hand of approximately $0.2 million and restricted cash balances of approximately $4.2 million, with remaining current assets mainly composed of accounts receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2017. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All material intercompany transactions and balances have been eliminated in consolidation.

Principles of consolidation

The consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

Ownership
Subsidiaries and VIEs	Place incorporated	percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE
Heng Yuan Zheng Ke3	Beijing, China	VIE
Hong Sheng An2	Beijing, China	VIE
Heng Tai[4]	Beijing, China	VIE
Da Tong[1]	Datong, China	VIE
Heng Xin[2]	Luanxian, China	VIE

1 Dissolved in August 2016
2 Dissolved in December 2016
3 Dissolved in January 2017
4 Dissolved in February 2017

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	June 30,
	2017	2016
Current assets	$76,607,089	$90,518,451
Property, plants and equipment	3,644,203	4,709,794
Total assets	80,251,292	95,228,245

Liabilities	(66,612,148)	(72,579,677)
Intercompany payables*	(7,088,094)	(7,355,650)
Total liabilities	(73,700,242)	(79,935,327)
Net assets	$6,551,050	$15,292,918

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

* Payables to China-ACMH and BVI-ACM have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

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

Asset and liability accounts at June 30, 2017 and 2016, were translated at RMB 6.78 and RMB 6.64 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the years ended June 30, 2017 and 2016 were RMB 6.81 and RMB 6.43 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the years ended June 30, 2017 and 2016. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Financial instruments

US GAAP, regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of June 30, 2017 and 2016, the Company had deposits in excess of federally insured limits totaling approximately $0.2 million and $0.9 million, respectively, in the PRC.

Restricted cash

As of June 30, 2017 and 2016, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

Accounts receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides a provision of 15% of the allowance for doubtful accounts for accounts receivable balance that are past due more than 180 days but less than one year, 40% of the allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of the allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of the allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amounts as necessary when the Company’s collection department determines the collection of the full amount is remote and the Company’s management approves 100% of the allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of the valuation allowance policy and will update it if necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2017 and 2016, the Company determined that no reserves for obsolescence were necessary.

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

The Company wrote off $0.2 million and $0 on unrealizable prepayments for the years ended June 30, 2017 and 2016, respectively.

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

Due to recurring losses, the deterioration of the concrete-mix industry in Beijing, PRC, and competitive pricing pressures, the Company has performed an impairment analysis and determined its long-lived assets were impaired during the year ended June 30, 2016. As a result, the Company recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of the Company’s transportation equipment, plants and machinery. The loss was determined using Level 3 inputs. There were no impairment charges for the year ended June 30, 2017.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2017 and prior years are subject to examination by any applicable tax authorities.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate for the Company’s industry is 3% of gross sales, and revenues are presented net of VAT.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) No., 2016-09, Compensation-Stock Options (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this amendment include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Management plans to adopt this ASU during the quarter ending September 2017. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management plans to adopt this ASU during the quarter ending September 2018. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management plans to adopt this ASU during the quarter ending September 2017. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management plans to adopt this ASU during the quarter ending September 2018. Management believes that the adoption of this ASU on the Company’s statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Management plans to adopt this ASU early after during the quarter ending September 2017. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Management plans to adopt this ASU during the quarter ending September 2018. The adoption of this ASU would not have a material effect on the Company’s consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management plans to adopt this ASU during the quarter ending September 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

Note 3 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	June 30, 2017	June 30, 2016
Accounts receivable	$63,370,426	$51,812,683
Less: Allowance for doubtful accounts	(15,827,349)	(11,524,131)
Total accounts receivable, net	$47,543,077	$40,288,552

Movement of allowance for doubtful accounts is as follows:

	Year ended	Year ended
	June 30, 2017	June 30, 2016

Beginning balance	$11,524,131	$28,209,249
Provision for doubtful accounts	3,987,890	2,591,465
Less: write-off	-	(17,482,713)
Exchange rate effect	315,328	(1,793,870)
Ending balance	$15,827,349	$11,524,131

During the years ended June 30, 2017 and 2016, the Company offset approximately $1.5 and $2.1 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017	June 30, 2016
Other receivables	$1,653,351	$7,742,057
Other receivable from sale of Asset Group	18,867	1,685,645
Less: Allowance for doubtful accounts	(1,432,095)	(2,334,672)
Total other receivables, net	$240,123	$7,093,030

Movement of allowance for doubtful accounts is as follows:

	Year ended	Year ended
	June 30, 2017	June 30, 2016

Beginning balance	$2,334,672	$2,403,362
Provision for (recovery of) doubtful accounts	(852,275)	129,212
Less: write-off	-	-
Exchange rate effect	(50,302)	(197,902)
Ending balance	$1,432,095	$2,334,672

Other receivables from the sale of the Asset Group

On February 29, 2016, the Company terminated an operating lease for its concrete plant in the eastern suburban area of Beijing because the plant was not operating at ideal capacity and the Company did not anticipate it would in the foreseeable future. The Company entered into an agreement with the lessor to terminate its operating lease, which was originally effective from August 18, 2013 to August 17, 2021, and for the sale of certain of the Company’s assets and liabilities (the “Asset Group”) at the leased location. Under the agreement, the carrying value of the Asset Group was determined to be RMB 13.7 million (approximately $2.1 million), and was settled for RMB 11.2 million (approximately $1.7 million). The Company recognized approximately $0.4 million loss from the sale of the Asset Group for the year ended June 30, 2016. As of June 30, 2017, the Company had received approximately $1.7 million, with an $18,867 balance outstanding to be paid by the lessor.

In accordance with ASC 205, the Company did not report the sale of the Asset Group as discontinued operations as the sale of the Asset Group did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Note 5 – Property, plants and equipment, net

Property, plants and equipment consist of the following:

	June 30, 2017	June 30, 2016
Machinery and equipment	$896,326	$754,997
Transportation equipment	4,249,609	4,299,862
Office equipment	1,168,846	1,172,059
Buildings and improvements	308,636	314,909
Total	6,623,417	6,541,827
Less: Accumulated depreciation and amortization	(2,979,214)	(1,832,033)
Plants and equipment, net	$3,644,203	4,709,794

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended June 30, 2017 and 2016 amounted to approximately $1.2 million and $2.0 million, respectively.

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	June 30, 2017	June 30, 2016

Loans from China Construction Bank, each with an interest rate of 4.35% per annum, due between September 2017 and March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	17,700,720	12,404,320

Loan from Bank of Beijing, with an interest rate of 5.66% per annum, due March 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	-	4,515,120

	$17,700,720	$16,555,440

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

Interest expense was approximately $0.8 million for each of the years ended June 30, 2017 and 2016.

In September, 2017, the Company obtained two short term bank loans totaling $5,206,962.

Notes payable:

The Company has an approximately $31 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $14.0 million and $13.2 million as of June 30, 2017 and 2016, respectively, and were non- interest bearing with expiration dates between July 2017 and December 2017. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The restricted cash for the notes was approximately $4.2 million and $4.1 million as of June 30, 2017 and 2016, respectively. The Company’s availability under the CCB Credit Facility was $17 million as of June 30, 2017. In September 2017, the Company repaid $8,112,830 of notes payable.

As of June 30, 2016, the Company had notes payable to the Bank of Beijing of approximately $4.9 million, which was repaid during the year ended June 30, 2017.

Note 7 – Related party transactions

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianly”), the Company’s supplier. As of June 30, 2017 and 2016, the Company prepaid $6,996,400 and $1,136,546 to Beijing Lianlv for inventory purchases, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other payables – shareholders

Two shareholders have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. These two shareholders are also officers of the Company. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6). The other payables-shareholders balance also includes the Company’s salary payables to the two shareholders.

Other payables - shareholders consisted of the following:

	June 30, 2017	June 30, 2016
Xianfu Han	$1,070,535	$715,086
Weili He	1,191,231	776,039
	$2,261,766	$1,491,125

As of June 30, 2017, the balance of other payables-shareholders includes $1,800,000 salary payable-shareholders and $461,766 loans payable-shareholders. As of June 30, 2016, the balance of other payables-shareholders incudes $1,200,000 salary payable-shareholders and $291,125 loans payable-shareholders.

Note 8 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the years ended June 30, 2017 and 2016, respectively. China ACM’s net operating loss for the year ended June 30, 2017, amounted to approximately $0.3 million. As of June 30, 2017, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.7 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

BVI-ACM is incorporated in the British Virgin Islands (“BVI”), where its income tax rate is 0% under current BVI law.

China-ACMH and VIE-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions with respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The High-Tech Certificate was required to be renewed every 3 years. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until 2018.

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

Loss before provision for income taxes consisted of:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Years ended June 30,
	2017	2016

USA and BVI	$(1,352,589)	$(1,556,270)
PRC	(8,418,238)	(12,504,769)
	$(9,770,827)	$(14,061,039)

Significant components of deferred tax assets were as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets
Allowance for doubtful accounts	$5,618,514	$5,169,993
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	159,080	975,894
Net operating loss carryforward in the U.S.	238,650	217,020
Valuation allowance	(6,409,917)	(6,756,580)
Total deferred tax assets	$-	$-

As of June 30, 2017 and 2016, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in the PRC. If the Company continues to incur losses in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of June 30, 2017, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $6.2 million and $6.5 million related to its operations in the PRC as of June 30, 2017 and 2016, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $0.2 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of June 30, 2017 and 2016, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2017 and 2016.

	June 30,		June 30,
	2017		2016

U.S. statutory rates	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
PRC statutory rates	25%		25%
Preferential tax treatment	(10%	)	(10%	)
Change in valuation allowance	(4%	)	(27%	)
Other*	(11%	)	-
Effective income tax rates	(0%	)	(12%	)

*This represents the expenses incurred by the Company that are not subject to PRC income taxes during the years.

As of June 30, 2017 and 2016, the Company had $103,419 and $95,708 of other business tax payables, respectively.

(b) Uncertain tax positions

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There were no uncertain tax positions as of June 30, 2017 and 2016. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the years ended June 30, 2017 and 2016, the Company did not incur any tax related interest or penalties.

Note 9 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares shall vest in two tranches upon achieving certain performance-based milestones. As of June 30, 2017, these shares have not vested and the performance-based milestones have not been determined by the Board.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

For the years ended June 30, 2017 and 2016, the Company recognized approximately $0.3 million and $0.5 million, respectively, of compensation expense related to restricted stock grants.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Unvested as of June 30, 2017	106,859	$2.89	$308,823

Note 10 – Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings per share computation for the periods ended:

	Years ended June 30,
	2017	2016
Net loss for loss per share	$(9,770,827)	$(15,806,014)

Weight average shares used in basic computation	2,266,826	2,180,799
Diluted effect of unvested restricted stock	-	-
Weight average shares used in diluted computation	2,266,826	2,180,799

Loss per share:
Basic	$(4.31)	$(7.25)
Diluted	$(4.31)	$(7.25)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2017 and 2016, all outstanding unvested restricted stock was included in the calculation of diluted earnings per share and diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2016, the remaining reserve to fulfill the 50% registered capital requirement amounted to $1.9 million. As of June 30, 2017, the remaining capital reserve amount was reduced to approximately $0.8 million after the dissolution of Heng Yuan Zheng Ke, Hong Sheng An, Heng Tai, Da Tong, and Heng Xin.

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

Note 12 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.7 million for each of the years ended June 30, 2017 and 2016.

Note 13 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $414,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the years ended June 30, 2017 and 2016 were approximately $0.2 million and $0.6 million, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending June 30,	Amount
2018	$399,000
2019	437,000
2020	414,000
2021	414,000
2022	414,000
thereafter	104,000
Total	$2,182,000

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

Note 14 - Concentrations of risk

Credit risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and notes receivable, other receivables and advances on equipment purchases.

As of June 30, 2017 and 2016, $4,433,444 and $5,104,591 were deposited with a bank located in the PRC, respectively. These balances are not covered by insurance. While management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts and notes receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the year ended June 30, 2017, the Company had one customer accounted for approximately 12.0% of total revenue. For the year ended June 30, 2016, no customer accounted for more than 10% of total revenue. As of June 30, 2017 and 2016, no customer accounted for more than 10% of the total balance of accounts receivable.

For the year ended June 30, 2017, the Company had one vendor representing approximately 19% of total purchases. For the year ended June 30, 2016, no vendor accounted for more than 10% of total purchases. As of June 30, 2017, no vendor accounted for more than 10% of the total balance of accounts payable. As of June 30, 2016, one vendor accounted for approximately 11% of total balance of accounts payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS
AS OF JUNE 30, 2017 AND 2016
(UNAUDITED)

ASSETS	2017	2016

CURRENT ASSETS:
Cash	$456	$456
Total current assets	456	456

OTHER ASSETS:
Prepayments and advances	-	-
Intercompany receivable	17,192,991	17,192,991
Investment in subsidiaries	-	5,134,283
Total other assets	17,192,991	22,327,274

Total assets	$17,193,447	$22,327,730

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Other payables - shareholders	$1,800,000	$1,200,000
Total current liabilities	1,800,000	1,200,000

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	4,241,525	-
Total other liabilities	4,241,525	-

Total liabilities	$6,041,525	$1,200,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no share issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of June 30, 2017 and 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(40,975,658)	(31,204,831)
Statutory reserves	6,248,092	6,248,357
Accumulated other comprehensive income	7,214,723	7,708,439
Total shareholders' equity	11,151,922	21,127,730
Total liabilities and shareholders' equity	$17,193,447	$22,327,730

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(889,000)	$(1,098,604)
LOSS FROM OPERATIONS	(889,000)	(1,098,604)
EQUITY LOSS OF SUBSIDIARIES	(8,881,827)	(14,707,410)
NET LOSS	(9,770,827)	(15,806,014)
OTHER COMPREHENSIVE LOSS -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(493,716)	(2,766,786)
COMPREHENSIVE LOSS	$(10,264,543)	$(18,572,800)

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,770,827)	$(15,806,014)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	289,000	498,604
Loss from subsidiaries	8,881,827	14,707,410
Changes in operating assets and liabilitie
Other payables - shareholders	600,000	600,000
Net cash provided by (used in) operating activitie	-	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

NET CHANGE IN CASH	-	-

CASH, beginning of year	456	456

CASH, end of year	$456	$456

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

UNAUDITED CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

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

On August 20, 2016, the Company granted a total of 106,859 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to a consultant as compensation for the consulting service to be provided. The shares are to vest in two tranches upon achieving certain milestones. As of June 30, 2017, these shares have not vested and the performance-based milestones have not been determined by the Board.

On August 20, 2016, the Company granted a total of 100,000 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to two employees as compensation. The shares vested immediately upon the grant.

For the years ended June 30, 2017 and 2016, the Company recognized $0.3 million and $0.5 million of compensation expenses related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Unvested as of June 30, 2017	106,859	$2.89	$308,823

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han

Date: September 28, 2017		Xianfu Han
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of	September 28, 2017
the Board
Xianfu Han	(principal executive officer)

/s/Weili He	Vice Chairman, Chief Operating Officer	September 28, 2017
and Interim Chief
Weili He	Financial Officer (interim principal
financial officer and
principal
accounting officer)

/s/Tao Jin	Director	September 28, 2017
Tao Jin

/s/Xinyong Gao	Director	September 28, 2017
Xinyong Gao

/s/Ken Ren	Director	September 28, 2017
Ken Ren