Form 10-Q
period 2017-09-30
China Advanced Construction Materials Group, Inc
filed 2017-11-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,387,658

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September
	30,	June 30,
	2017	2017

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$923,882	$224,679
Restricted cash	1,810,216	4,208,765
Accounts receivable, net	48,718,090	47,543,077
Inventories	427,931	626,738
Other receivables, net	190,080	240,123
Prepayments and advances, net	14,789,521	16,894,781
Prepayments - related party	6,384,631	6,996,400

Total current assets	73,244,351	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	3,425,059	3,644,203
Total assets	$76,669,410	$80,378,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short term loans, banks and bank guarantees	$22,889,929	$17,700,720
Notes payable	6,011,800	14,013,070
Accounts payable	31,834,527	29,081,789
Customer deposits	588,401	614,558
Other payables	343,451	4,098,772
Other payables - shareholders	2,448,342	2,261,766
Accrued liabilities	1,415,740	1,352,750
Taxes payable	272,463	103,419

Total current liabilities	65,804,653	69,226,844

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 shares issued and outstanding as of September 30, 2017 and June 30, 2017	2,388	2,388
Additional paid-in-capital	38,662,377	38,662,377
Accumulated deficit	(41,521,249)	(40,975,658)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,473,149	7,214,723

Total shareholders’ equity	10,864,757	11,151,922

Total liabilities and shareholders’ equity	$76,669,410	$80,378,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended
	September 30,
	2017	2016

REVENUE	$13,768,459	$7,456,862

COST OF REVENUE	12,322,055	8,409,274

GROSS PROFIT (LOSS)	1,446,404	(952,412)

PROVISION FOR DOUBTFUL ACCOUNTS	(159,740)	(2,085,337)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,412,145)	(1,862,928)
RESEARCH AND DEVELOPMENT EXPENSES	(90,658)	(79,165)

LOSS FROM OPERATIONS	(216,139)	(4,979,842)

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	(2,001)	86,201
Interest income	2,443	8,401
Interest expense	(328,054)	(197,217)
Finance expense	(1,839)	(238,315)
TOTAL OTHER EXPENSE, NET	(329,451)	(340,930)

LOSS BEFORE PROVISION FOR INCOME TAXES	(545,590)	(5,320,772)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(545,590)	$(5,320,772)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(545,590)	$(5,320,772)
Other comprehensive income (loss) - foreign currency translation income (loss)	258,426	(86,262)

COMPREHENSIVE LOSS	$(287,164)	$(5,407,034)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,280,799	2,272,986
Diluted	2,280,799	2,272,986

Loss per share:
Basic	$(0.24)	$(2.34)

Diluted	$(0.24)	$(2.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(545,590)	$(5,320,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	301,756	305,121
Gain on disposal of equipment	(2,250)	-
Stock-based compensation expense	-	289,000
Provision for doubtful accounts	159,740	2,085,337
Changes in operating assets and liabilities
Accounts receivable	(1,904,882)	(1,568,623)
Inventories	210,261	328,810
Other receivables	(739,511)	6,332,111
Prepayments and advances	3,214,703	3,544,889
Prepayments - related party	742,649	(361,336)
Accounts payable	3,667,697	1,441,577
Customer deposits	(37,705)	(3,113,460)
Other payables	(3,824,320)	(158,050)
Other payables - shareholders	186,110	156,109
Accrued liabilities	42,771	(361,577)
Taxes payable	166,773	(4,527)
Net cash provided by operating activities	1,638,202	3,594,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments	-	(29,999)
Purchases of property, plant and equipment	(12,001)	(37,778)
Net cash used in investing activities	(12,001)	(67,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	9,645,707	4,499,820
Repayments of short term loans, banks and bank guarantees	(4,800,352)	(2,999,880)
Proceeds from notes payable	-	11,549,538
Repayments of notes payable	(8,250,605)	(8,999,640)
Payable to shareholders	-	146,586
Change in restricted cash	2,473,444	(488,301)
Net cash (used in) provided by financing activities	(931,806)	3,708,123
EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	4,808	(7,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	699,203	7,227,539

CASH AND CASH EQUIVALENTS, beginning of period	224,679	1,006,970

CASH AND CASH EQUIVALENTS, end of period	$923,882	$8,234,509

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$328,054	$150,783
Cash paid for income tax	$-	$-

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$1,468,990	$-

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

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $7.4 million as of September 30, 2017, as compared to $7.5 million as of June 30, 2017. As of September 30, 2017, the Company had cash on-hand of approximately $0.9 million and restricted cash balances of approximately $1.8 million, with remaining current assets mainly composed of accounts receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of September 30, 2017. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2017 on Form 10-K filed with the SEC on September 28, 2017.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	June 30,
	2017	2017
Current assets	$73,117,304	$76,607,089
Property, plants and equipment	3,425,059	3,644,203
Total assets	76,542,363	80,251,292
Liabilities	(62,988,602)	(66,612,148)
Intercompany payables*	(7,107,101)	(7,088,094)
Total liabilities	(70,095,703)	(73,700,242)
Net assets	$6,446,660	$6,551,050

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with the U.S. GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Asset and liability accounts at September 30, 2017 and June 30, 2017 were translated at RMB 6.65 and RMB 6.78 to $1.00, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended September 30, 2017 and 2016 were RMB 6.67 and RMB 6.67 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the three months ended September 30, 2017 and 2016. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of September 30 and June 30, 2017, the Company had deposits in excess of federally insured limits totaling approximately $0.8 million and $0.2 million, respectively, outside the United States.

Restricted cash

As of September 30 and June 30, 2017, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30 and June 30, 2017, the Company determined that no reserves for obsolescence were necessary.

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

The Company wrote off $0 and approximately $0.1 million on unrealizable prepayments for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and June 30, 2017, the Company provided approximately $0.8 million and $0, respectively, bad debt allowance for prepayments and advances. Provision for doubtful accounts for the three months ended September 30, 2017 and 2016 amounted to $794,584 and $0, respectively.

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

There were no impairment charges for the three months ended September 30, 2017 and 2016.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

Stock-based compensation

The Company records stock-based compensation expense at fair value on the grant date and recognizes the expense over the employee’s requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2016 and prior years are subject to examination by any applicable tax authorities.

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

Earnings (loss) per share

The Company reports earnings (losses) per share in accordance with the U.S. GAAP, which requires presentation of basic and diluted earnings (losses) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (losses) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) No., 2016-09, Compensation-Stock Options (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this amendment include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Management plans to adopt this ASU during the quarter ending December 2017. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management plans to adopt this ASU during the quarter ending December 2018. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management plans to adopt this ASU during the quarter ending December 2017. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management plans to adopt this ASU during the quarter ending December 2018. Management believes that the adoption of this ASU on the Company’s statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Management plans to adopt this ASU early after the quarter ending December 2017. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Management plans to adopt this ASU during the quarter ending December 2018. The adoption of this ASU would not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management plans to adopt this ASU during the quarter ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Note 3 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2017	June 30, 2017
Accounts receivable	$65,004,147	$63,370,426
Less: Allowance for doubtful accounts	(16,286,057)	(15,827,349)
Total accounts receivable, net	$48,718,090	$47,543,077

Movement of allowance for doubtful accounts is as follows:

	Three months ended	Year ended
	September 30, 2017	June 30, 2017

Beginning balance	$15,827,349	$11,524,131
Provision for doubtful accounts	159,148	3,987,890
Less: write-off	-	-
Exchange rate effect	299,560	315,328
Ending balance	$16,286,057	$15,827,349

During the three months ended September 30, 2017 and 2016, the Company offset approximately $1.5 million and $0 of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	September 30, 2017	June 30, 2017
Other receivables	$853,757	$1,653,351
Other receivable from sale of Asset Group	-	18,867
Less: Allowance for doubtful accounts	(663,677)	(1,432,095)
Total other receivables, net	$190,080	$240,123

Movement of allowance for doubtful accounts is as follows:

	Three months ended	Year ended
	September 30, 2017	June 30, 2017

Beginning balance	$1,432,095	$2,334,672
Recovery of doubtful accounts	(793,992)	(852,275)
Less: write-off	-	-
Exchange rate effect	25,574	(50,302)
Ending balance	$663,677	$1,432,095

In accordance with ASC 205, the Company did not report the sale of the Asset Group as discontinued operations as the sale of the Asset Group did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Note 5 – Property, plant and equipment, net

Property, plants and equipment consist of the following:

	September 30, 2017	June 30, 2017
Machinery and equipment	$908,765	$896,326
Transportation equipment	4,329,959	4,249,609
Office equipment	1,190,946	1,168,846
Buildings and improvements	314,472	308,636
Total	6,744,142	6,623,417
Less: Accumulated depreciation and amortization	(3,319,083)	(2,979,214)
Plants and equipment, net	$3,425,059	$3,644,203

Depreciation and amortization expense amounted to approximately $0.3 million for each of the three months ended September 30, 2017 and 2016.

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	September 30, 2017	June 30, 2017

Loans from China Construction Bank, each with an interest rate of 4.35% per annum, due between October 2017 and March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	13,526,550	17,700,720

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between January 2018 and August 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	9,363,379	-

	$22,889,929	$17,700,720

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

Interest expense for the three months ended September 30, 2017 and 2016 amounted to approximately $0.3 million and $0.2 million, respectively.

In October 2017, the Company repaid one short-term bank loan totaling $4,508,850 (RMB 30,000,000) and obtained one short term bank loan totaling $4,057,965 (RMB 27,000,000), which matures on September 19, 2018.

Notes payable:

The Company has an approximately $31 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $6.0 million and $14.0 million as of September 30 and June 30, 2017, respectively, and were non-interest bearing with expiration dates between November 2017 and December 2017. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The restricted cash for the notes was approximately $1.8 million and $4.2 million as of September 30 and June 30, 2017, respectively. The Company’s availability under the CCB Credit Facility was $2.7 million as of September 30, 2017.

Note 7 – Related party transactions

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of September 30 and June 30, 2017, the Company prepaid $6,384,631 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

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

Other payables - shareholders consisted of the following:

	September 30, 2017	June 30, 2017
Xianfu Han	$1,160,535	$1,070,535
Weili He	1,287,807	1,191,231
	$2,448,342	$2,261,766

As of September 30, 2017, the balance of other payables-shareholders includes $1,980,000 salary payable-shareholders and $468,342 loans payable-shareholders. As of June 30, 2017, the balance of other payables-shareholders incudes $1,800,000 salary payable-shareholders and $461,766 loans payable-shareholders.

Note 8 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the three months ended September 30, 2017 and 2016, respectively. China ACM’s net operating loss for the three months ended September 30, 2017, amounted to approximately $67,000. As of September 30, 2017, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.5 million. The net operating loss carry forward are available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

Loss before provision for income taxes consisted of:

	Three months ended September 30,
	2017	2016
USA and BVI	$(309,083)	$(643,524)
PRC	(236,507)	(4,677,248)
	$(545,590)	$(5,320,772)

Significant components of deferred tax assets were as follows:

	September 30, 2017	June 30, 2017
Deferred tax assets
Allowance for doubtful accounts	$5,642,475	$5,618,514
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	170,595	159,080
Net operating loss carryforward in the U.S.	165,480	238,650
Valuation allowance	(6,372,223)	(6,409,917)
Total deferred tax assets	$-	$-

As of September 30 and June 30, 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in the PRC. If the Company continues to incur losses in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of September 30, 2017, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $6.2 million and $6.2 million related to its operations in the PRC as of September 30 and June 30, 2017, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $0.2 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of September 30 and June 30, 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

As of September 30 and June 30, 2017, the Company had $272,463 and $103,419 of other business tax payables, respectively.

(b) Uncertain tax positions

There were no uncertain tax positions as of September 30, 2017 and June 30, 2017. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three months ended September 30, 2017 and 2016, the Company did not incur any tax related interest or penalties.

Note 9 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares shall vest in two tranches upon achieving certain performance-based milestones. As of September 30, 2017, these shares have not vested and the performance-based milestones have not been determined by the Board.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

For the three months ended September 30, 2017 and 2016, the Company recognized approximately $0 and $0.3 million, respectively, of compensation expense related to restricted stock grants.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Granted	-	$-	$-
Vested	-	$-	$-
Unvested as of September 30, 2017	106,859	$2.89	$308,823

Note 10 – Reserves and dividends

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of September 30 and June 30, 2017, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.8 million and $0.8 million, respectively.

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

Note 11 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016.

Note 12 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $422,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $60,000 for each of the three months ended September 30, 2017 and 2016. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending September 30,	Amount
2018	$462,000
2019	435,000
2020	422,000
2021	422,000
2022	422,000
Total	$2,163,000

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

Note 13 - Concentrations of risk

Credit risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable, other receivables and advances on equipment purchases.

As of September 30, 2017 and June 30, 2017, approximately $2.6 million and $4.4 million were deposited with banks located outside the United States, respectively. These balances are not covered by insurance. While management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended September 30, 2017, the Company had two customers accounted for approximately 14.6% and 11.2% of total revenue, respectively. For the three months ended September 30, 2016, two customers accounted for 16.8% and 16.5% of total revenue. As of September 30, 2017 and June 30, 2017, no customer accounted for more than 10% of the total balance of accounts receivable.

For the three months ended September 30, 2017, no vendor accounted for more than 10% of total purchases. For the three months ended September 30, 2016, the Company had two vendors representing approximately 10.7% and 10.2% of total purchases. As of September 30, 2017 and June 30, 2017, no vendor accounted for more than 10% of the total balance of accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”), Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entity, Beijing XinAo Concrete Group (“Xin Ao”). We engage in the production and supply of advanced construction materials for large-scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large-scale, and environmentally-friendly construction projects that are mainly sold in the People’s Republic of China (“PRC”).

During the three months ended September 30, 2017, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large-scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2017, two customers accounted for approximately 14.6% and 11.2% of our sales. Should we lose any large-scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

-

Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially, all of the contracts on which we bid are awarded through a competitive bidding process, with award contracts often being made awarded to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state- owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table sets forth key components of our results of operations for the three months ended September 30, 2017, and 2016, in U.S. dollars:

	Three months ended
	September 30,
				Percentage
	2017	2016	Change	Change
Total revenue	$13,768,459	$7,456,862	$6,311,597	85%
Total cost of revenue	12,322,055	8,409,274	3,912,781	47%
Gross profit (loss)	1,446,404	(952,412)	2,398,816	(252)%
Provision for doubtful accounts	(159,740)	(2,085,337)	1,925,597	(92)%
Selling, general and administrative expenses	(1,412,145)	(1,862,928)	450,783	(24)%
Research and development expenses	(90,658)	(79,165)	(11,493)	15%
Loss from operations	(216,139)	(4,979,842)	4,763,703	(96)%
Other expense, net	(329,451)	(340,930)	11,479	(3)%
Loss before provision for income taxes	(545,590)	(5,320,772)	4,775,182	(90)%
Provision for income taxes	-	-	-	-%
Net loss	$(545,590)	$(5,320,772)	$4,775,182	(90)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended September 30, 2017, we generated total revenue of approximately $13.8 million, as compared to approximately $7.5 million during the three months ended September 30, 2016, an increase of approximately $6.3 million, or 85%. The increase in revenue was principally due to increased sales volume by 56% because certain customers expedited their construction progress before the severe winter haze weather comes. The increase in revenue was also attributable to the increase in our selling price of concrete by 19% during the three months ended September 30, 2017, as compared to the same period in 2016.

Cost of Revenue. Total cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $12.3 million for the three months ended September 30, 2017, as compared to approximately $8.4 million for the three months ended September 30, 2016, an increase of approximately $3.9 million, or 47%. The increase in cost of revenue was primarily associated with the increase of production volume by 56% and was offset by the decrease of unit production costs of 19%, which was mainly caused by the increased quality of cement and we used a smaller quantity to make one unit of concrete product during the three months ended September 30, 2017, as compared to the same period in 2016.

Gross Profit (Loss). Total gross profit was approximately $1.4 million for the three months ended September 30, 2017, as compared to approximately $1.0 million in gross loss for the three months ended September 30, 2016, an increase of approximately $2.4 million, which was primarily a result of increases in sales volume and unit selling prices and decreases in unit production costs during the three months ended September 30, 2017, as compared to the same period in 2016.

Provision for Doubtful Accounts. We had provision for doubtful accounts charges of approximately $0.2 million for the three months ended September 30, 2017, as compared to provision for doubtful accounts charges of approximately $2.1 million during the three months ended September 30, 2016, a change of approximately $1.9 million, or 92%. The change was attributable to the fact that more accounts receivable and prepayments became over 180 days past due and less other receivables became over one year past due during the three months ended September 30, 2017, as compared to the same period in 2016, and we have correspondingly adjusted our allowance for doubtful accounts in accordance with our allowance policy.

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

As of September 30, 2017, our accounts receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	days
Accounts receivable	$65,004,147	$12,395,903	$5,836,227	$20,311,622	$21,336,840	$3,703,195	$1,420,360
Allowance for doubtful accounts	(16,286,057)	-	-	(3,046,743)	(8,535,701)	(3,283,253)	(1,420,360)
Accounts receivable, net	$48,718,090	$12,395,903	$5,836,227	$17,264,879	$12,801,139	$419,942	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $1.4 million for the three months ended September 30, 2017, as compared to approximately $1.9 million for the three months ended September 30, 2016, a decrease of approximately $0.5 million. The decrease was primarily due to a $0.6 million decrease in restricted stock compensation, social security and benefits and other various G&A expenses, which was partially offset by a $0.1 million increase in salaries and other various G&A expenses as compared to the three months ended September 30, 2016.

Research and Development (“R&D”) Expenses. Research and development expenses were approximately $91,000 for the three months ended September 30, 2017, as compared to $79,000 for the same period in 2016.

Loss from Operations. We incurred loss from operations of approximately $0.2 million and approximately $5.0 million for the three months ended September 30, 2017 and 2016, respectively. This change of approximately $4.8 million from loss to income was primarily due to a $2.4 million increase in gross profit, a $1.9 million decrease in provision for doubtful accounts expenses, a $0.5 million decrease in selling, general and administration expenses, and was offset by an $12,000 increase in research and development expenses.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $0.3 million during each of the three months ended September 30, 2017 and 2016. We earned interest income of approximately $2,000 and $8,000 for the three months ended September 30, 2017, and 2016, respectively. We incurred interest expense of approximately $0.3 million and $0.2 million for the three months ended September 30, 2017, and 2016, respectively. We incurred finance expense of approximately $2,000 and $0.2 million for the three months ended September 30, 2017, and 2016, respectively.

Provision for Income Taxes. We did not incur provision for income taxes for the three months ended September 30, 2017, because we had net operating losses on deferred tax assets for which we previously provided 100% allowance to be utilized during the period. We did not incur provision for income for the three months ended September 30, 2016 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

Net Loss. We had net loss of approximately $0.5 million for the three months ended September 30, 2017, as compared to a net loss of approximately $5.3 million for the three months ended September 30, 2016, a positive change in the amount of approximately $4.8 million. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of approximately $0.9 million and restricted cash of approximately $1.8 million, which was held by subsidiaries located outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $7.4 million as of September 30, 2017, as compared to $7.5 million as of June 30, 2017. As of September 30, 2017, in addition to cash on-hand and restricted cash, we also have other current assets mainly composed of accounts receivable and prepayments and advances to suppliers.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of September 30, 2017. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2017	2016
Net cash provided by operating activities	$1,638,202	$3,594,609
Net cash used in investing activities	(12,001)	(67,777)
Net cash (used in) provided by financing activities	(931,806)	3,708,123
Effect of foreign currency translation in cash and cash equivalents	4,808	(7,416)
Net change in cash and cash equivalents	$699,203	$7,227,539

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $1.6 million for the three months ended September 30, 2017, which was attributable to a net loss of $0.5 million and net cash provided by operating activities of $2.1 million, including adjustments for $0.3 million of depreciation, $0.2 million of provision for doubtful accounts as well as $1.7 million cash inflow from a change in operating assets and liabilities. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for reduction in inventories of $0.2 million, reduction of prepayments and advances of $3.2 million as we have already secured enough materials for production, reduction of prepayments – related party of $0.7 million, additional accounts payable of $3.7 million, excluding non-cash offset of $1.5 million, as we were in waiting for our accounts receivable collection to repay our vendors, addition of $0.2 million in accrued liabilities and taxes payable, and addition of $0.2 million other payables-shareholders, and was primarily offset by additional accounts receivable of $1.9 million, excluding a non-cash offset of $1.5 million, and payments of other payables of $3.8 million.

Investing Activities. Net cash used in investing activities was approximately $12,000 for the three months ended September 30, 2017, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $0.9 million for the three months ended September 30, 2017, which was primarily attributable to $4.8 million for the repayments of bank loans and bank guarantees, $8.3 million for the repayments of notes payable, and was offset by $9.6 million new bank loans and bank guarantees, and releases of $2.5 million of restricted cash.

Cash and cash equivalents. As of September 30, 2017, we had cash and cash equivalents of approximately $0.9 million as compared to approximately $0.2 million as of June 30, 2017. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities. We had a total of approximately $28.9 million and $31.7 million outstanding on loans and credit facilities as of September 30 and June 30, 2017, respectively. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

There was no impairment charge for the three months ended September 30, 2017, and 2016.

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

United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2016 and prior year are subject to examination by any applicable tax authorities.

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

Interest Rate Risk

We are exposed to interest rate risk while we have short-term bank loans outstanding. Although interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates are approximately 4.35% or 5.66% for RMB bank loans with a term of twelve months or less.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable, other receivables and advances on equipment purchases. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The RMB does not fluctuate with the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2015, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The RMB started to appreciate in the year 2017 and the trend of appreciation continued during the three months ended September 30, 2017. Compared with the lowest point from RMB versus U.S. dollars in 2016, the RMB has appreciated by 0.5% compared to the exchange rate as of September 30, 2017. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains or losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Most of the transactions of the Company are settled in RMB and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the three months ended September 30, 2017, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities of Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosures. Each of our Chief Executive Officer and our Interim Chief Financial Officer has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience and because we issued restricted shares before the performance.

Despite the material weaknesses reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented because we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2017	CHINA ADVANCED CONSTRUCTION MATERIALS
GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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