Form 10-Q
period 2017-12-31
China Advanced Construction Materials Group, Inc
filed 2018-02-13
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	2,387,658

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2017	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,137,395	$224,679
Restricted cash	-	4,208,765
Accounts receivable, net	46,920,488	47,543,077
Inventories	752,268	626,738
Other receivables, net	1,127,853	240,123
Prepayments and advances, net	8,125,800	16,894,781
Prepayments - related party	5,457,469	6,996,400
Total current assets	63,521,273	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	3,226,068	3,644,203

Total assets	$66,747,341	$80,378,766

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$27,095,148	$17,700,720
Notes payable	-	14,013,070
Accounts payable	22,055,353	29,081,789
Customer deposits	1,136,303	614,558
Other payables	420,979	4,098,772
Other payables - shareholders	2,635,292	2,261,766
Accrued liabilities	1,508,675	1,352,750
Taxes payable	113,441	103,419
Total current liabilities	54,965,191	69,226,844

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 shares issued and outstanding as of December 31, 2017 and June 30, 2017	2,388	2,388
Additional paid-in-capital	38,662,377	38,662,377
Accumulated deficit	(41,054,643)	(40,975,658)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,923,936	7,214,723
Total shareholders' equity	11,782,150	11,151,922
Total liabilities and shareholders' equity	$66,747,341	$80,378,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016

REVENUE	$10,255,073	$14,732,354	$24,023,532	$22,189,216

COST OF REVENUE	8,354,051	15,648,509	20,676,106	24,057,783

GROSS PROFIT (LOSS)	1,901,022	(916,155)	3,347,426	(1,868,567)

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	856,573	(2,276,981)	696,833	(4,362,318)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,362,471)	(1,214,549)	(2,774,616)	(3,077,477)
RESEARCH AND DEVELOPMENT EXPENSES	(696,276)	(610,278)	(786,934)	(689,443)

INCOME (LOSS) FROM OPERATIONS	698,848	(5,017,963)	482,709	(9,997,805)

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	1,979	149,920	(22)	236,121
Interest income	1,883	3,433	4,326	11,834
Interest expense	(235,538)	(190,112)	(563,592)	(387,329)
Finance expense	(565)	(97,416)	(2,404)	(335,731)
TOTAL OTHER EXPENSE, NET	(232,241)	(134,175)	(561,692)	(475,105)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	466,607	(5,152,138)	(78,983)	(10,472,910)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$466,607	$(5,152,138)	$(78,983)	$(10,472,910)

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$466,607	$(5,152,138)	$(78,983)	$(10,472,910)
Other comprehensive income (loss) - foreign currency translation income (loss)	450,787	(625,922)	709,213	(712,184)

COMPREHENSIVE INCOME (LOSS)	$917,394	$(5,778,060)	$630,230	$(11,185,094)

EARNINGS (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	2,280,799	2,387,658	2,280,799	2,330,322
Diluted	2,330,799	2,387,658	2,280,799	2,330,322

Earnings (loss) per share:
Basic	$0.20	$(2.16)	$(0.03)	$(4.49)
Diluted	$0.20	$(2.16)	$(0.03)	$(4.49)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,983)	$(10,472,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	606,165	598,972
Gain on disposal of equipment	(2,259)	-
Stock-based compensation expense	-	289,000
(Recovery of) provision for doubtful accounts	(696,833)	4,362,318
Changes in operating assets and liabilities
Accounts receivable	622,561	(10,706,622)
Inventories	(97,272)	374,813
Other receivables	295,626	7,499,561
Prepayments and advances	8,773,808	(8,356,631)
Prepayments - related party	1,795,377	6,013,070
Accounts payable	(6,085,552)	9,606,205
Customer deposits	486,038	(2,784,215)
Other payables	(3,799,328)	2,872,998
Other payables - shareholders	372,268	312,072
Accrued liabilities	139,351	(562,213)
Taxes payable	5,574	98,266
Net cash provided by (used in) operating activities	2,336,541	(855,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,503)	(51,552)
Net cash used in investing activities	(44,503)	(51,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	24,593,633	15,560,685
Repayments of short term loans, banks and bank guarantees	(16,114,628)	(9,632,805)
Proceeds from notes payable	-	16,598,064
Repayments of notes payable	(14,307,380)	(17,783,640)
Payable to shareholders	-	146,611
Change in restricted cash	4,297,159	(1,443,051)
Net cash (used in) provided by financing activities	(1,531,216)	3,445,864

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	151,894	(116,282)

NET CHANGE IN CASH AND CASH EQUIVALENTS	912,716	2,422,714

CASH AND CASH EQUIVALENTS, beginning of period	224,679	1,006,970

CASH AND CASH EQUIVALENTS, end of period	$1,137,395	$3,429,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$563,592	$374,326
Cash paid for income tax	$-	$-

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$1,994,213	$873,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $8.6 million as of December 31, 2017, as compared to $7.5 million as of June 30, 2017. As of December 31, 2017, the Company had cash on-hand of approximately $1.1 million, with remaining current assets mainly composed of accounts receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of December 31, 2017. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

•	Financial support and credit guarantee commitments from the Company’s majority shareholders (See Note 7 - Related party transactions).

•	Other available sources of financing from PRC banks and other financial institutions, given the Company’s credit history.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2017 on Form 10-K filed with the SEC on September 28, 2017.

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

[1] Dissolved in August 2016
[2] Dissolved in December 2016
[3] Dissolved in January 2017
[4] Dissolved in February 2017

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	June 30,
	2017	2017
Current assets	$63,393,372	$76,607,089
Property, plants and equipment	3,192,948	3,644,203
Total assets	66,586,320	80,251,292

Liabilities	(51,946,295)	(66,612,148)

Intercompany payables*	(7,210,196)	(7,088,094)

Total liabilities	(59,156,491)	(73,700,242)

Net assets	$7,429,829	$6,551,050

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

Asset and liability accounts at December 31, 2017 and June 30, 2017 were translated at RMB 6.51 and RMB 6.78 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss for the three months ended December 31, 2017 and 2016 were RMB 6.76 and RMB 6.79 to $1.00, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended December 31, 2017 and 2016 were RMB 6.64 and RMB 6.75 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the three and six months ended December 31, 2017 and 2016. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of December 31, 2017 and June 30, 2017, the Company had deposits in excess of federally insured limits totaling approximately $1.1 million and $0.2 million, respectively, outside the United States.

Restricted cash

Restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides a provision of 15% of the allowance for doubtful accounts for accounts receivable balances that are past due more than 180 days but less than one year, 40% of the allowance for doubtful accounts for accounts receivable past due from one to two years, 75% of the allowance for doubtful accounts for accounts receivable past due beyond two years, 100% of the allowance for doubtful accounts for accounts receivable past due beyond three years, plus additional amounts as necessary when the Company’s collection department determines the collection of the full amount is remote and the Company’s management approves 100% of the allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of the valuation allowance policy and will update it if necessary.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of December 31, 2017 and June 30, 2017, the Company determined that no reserves for obsolescence were necessary.

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification needs, advances to employees, amounts due from unrelated entities, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against allowances after exhaustive efforts at collection are made. The Company provides a provision of 5% of the allowance for doubtful accounts for other receivables balances that are aged within one year, 50% of the allowance for doubtful accounts for other receivables aged from one to two years, and 100% of the allowance for doubtful accounts for other receivables aged beyond two years.

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

The Company recovered approximately $0.3 million and provided allowance of approximately $0.1 million on unrealizable prepayments for the three months ended December 31, 2017 and 2016, respectively. The Company provided allowance of approximately $0.5 million and $0.2 million on unrealizable prepayments for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and June 30, 2017, the Company provided approximately $0.5 million and $0, respectively, bad debt allowance for prepayments and advances.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no impairment charges for the three and six months ended December 31, 2017 and 2016.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2017 and prior years are subject to examination by any applicable tax authorities.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) No., 2016-09, Compensation-Stock Options (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this amendment include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this ASU has not had a material effect on the Company’s unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This Accounting Standards Update adds SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). This Accounting Standards Update supersedes various SEC paragraphs and amends an SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 116 and SEC Release No.33-10403. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 3 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31, 2017	June 30, 2017
Accounts receivable	$63,355,822	$63,370,426
Less: Allowance for doubtful accounts	(16,435,334)	(15,827,349)
Total accounts receivable, net	$46,920,488	$47,543,077

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	Six months ended	Year ended
	December 31, 2017	June 30, 2017

Beginning balance	$15,827,349	$11,524,131
(Recovery of) provision for doubtful accounts	(54,203)	3,987,890
Less: write-off	-	-
Exchange rate effect	662,188	315,328
Ending balance	$16,435,334	$15,827,349

During the six months ended December 31, 2017 and 2016, the Company offset approximately $2.0 million and $0.9 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	December 31, 2017	June 30, 2017
Other receivables	$1,440,619	$1,653,351
Other receivable from sale of Asset Group	-	18,867
Less: Allowance for doubtful accounts	(312,766)	(1,432,095)
Total other receivables, net	$1,127,853	$240,123

$0.92 million of other receivable was from Beijing Jinshengding Mineral Products Co., Ltd., a supplier to the Company. The Company collected the loan advance in January 2018.

Movement of allowance for doubtful accounts is as follows:

	Six months ended	Year ended
	December 31, 2017	June 30, 2017

Beginning balance	$1,432,095	$2,334,672
Recovery of doubtful accounts	(1,155,679)	(852,275)
Less: write-off	-	-
Exchange rate effect	36,350	(50,302)
Ending balance	$312,766	$1,432,095

Note 5 – Property, plant and equipment, net

Property, plants and equipment consist of the following:

	December 31, 2017	June 30, 2017
Machinery and equipment	$929,279	$896,326
Transportation equipment	4,427,703	4,249,609
Office equipment	1,217,830	1,168,846
Buildings and improvements	321,570	308,636
Construction in progress	33,120	-
Total	6,929,502	6,623,417
Less: Accumulated depreciation and amortization	(3,703,434)	(2,979,214)
Plants and equipment, net	$3,226,068	3,644,203

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense amounted to approximately $0.3 million for each of the three months ended December 31, 2017 and 2016. Depreciation and amortization expense amounted to approximately $0.6 million for each of the six months ended December 31, 2017 and 2016.

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	December 31, 2017	June 30, 2017

Loans from China Construction Bank, with an interest rate of 4.35% per annum, due March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	2,305,316	17,700,720

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between January 2018 and August 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	19,257,073	-

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between September 2018 and October 2018, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd , Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	5,532,759	-
	$27,095,148	$17,700,720

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

The Company has an approximately $32.3 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. The Company’s availability under the CCB Credit Facility was $5.2 million as of December 31, 2017.

In January 2018, one short-term bank loan totaling $3,611,662 (RMB 23,500,000) was due and the Company renewed the loan with a new short-term bank loan totaling $3,596,293 (RMB 23,400,000), which matures on July 16, 2018. Interest expense was approximately $0.2 million for each of the three months ended December 31, 2017 and 2016. Interest expense was approximately $0.6 million and $0.4 million for the six months ended December 31, 2017 and 2016, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes payable:

Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $0 and $14.0 million as of December 31 and June 30, 2017, respectively. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The restricted cash for the notes was approximately $0 and $4.2 million as of December 31, 2017 and June 30, 2017, respectively.

Note 7 – Related party transactions

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% of the shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of December 31 and June 30, 2017, the Company prepaid $5,457,469 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

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

Other payables - shareholders consisted of the following:

	December 31, 2017	June 30, 2017
Xianfu Han	$1,250,535	$1,070,535
Weili He	1,384,757	1,191,231
	$2,635,292	$2,261,766

As of December 31, 2017, the balance of other payables-shareholders includes $2,160,000 salary payable-shareholders and $437,736 loans payable-shareholders. As of June 30, 2017, the balance of other payables-shareholders incudes $1,800,000 salary payable-shareholders and $461,766 loans payable-shareholders.

Note 8 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the six months ended December 31, 2017 and 2016, respectively. China ACM’s net operating income for the six months ended December 31, 2017, amounted to approximately $0.2 million. As of December 31, 2017, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.2 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017 which the Company has cumulative foreign losses as of December 31, 2017.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended December 31,
	2017	2016

USA and BVI	$(377,946)	$(194,777)
PRC	844,553	(4,957,361)
	$466,607	$(5,152,138)

	Six months ended December 31,
	2017	2016

USA and BVI	$(687,029)	$(838,301)
PRC	608,046	(9,634,609)
	$(78,983)	$(10,472,910)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets were as follows:

	December 31, 2017	June 30, 2017
Deferred tax assets
Allowance for doubtful accounts	$5,513,989	$5,618,514
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	172,398	159,080
Net operating loss carryforward in the U.S.	50,332	238,650
Valuation allowance	(6,130,392)	(6,409,917)
Total deferred tax assets	$-	$-

As of December 31, 2017 and June 30, 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in the PRC. If the Company continues to incur losses in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of December 31, 2017, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $6.1 million and $6.2 million related to its operations in the PRC as of December 31, 2017 and June 30, 2017, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $50,000 and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of December 31, 2017 and June 30, 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

As of December 31 and June 30, 2017, the Company had $113,441 and $103,419 of other business tax payables, respectively.

(b) Uncertain tax positions

There were no uncertain tax positions as of December 31, 2017 and June 30, 2017. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three and six months ended December 31, 2017 and 2016, the Company did not incur any tax related interest or penalties.

Note 9 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares shall vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares have been vested on the first tranche and 56,859 shares have been forfeited and cancelled on the second tranche.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

For the three months ended December 31, 2017 and 2016, the Company did not recognize any compensation expense related to restricted stock grants. For the six months ended December 31, 2017 and 2016, the Company recognized $0 and approximately $0.3 million, respectively, of compensation expense related to restricted stock grants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Granted	-	$-	$-
Vested	-	$-	$-
Unvested as of December 31, 2017	106,859	$2.89	$308,823

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of December 31 and June 30, 2017, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.9 million and $0.8 million, respectively.

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

Note 11 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.1 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively. The Company’s contributions of employment benefits were approximately $0.3 million and $0.4 million for the six months ended December 31, 2017 and 2016, respectively.

Note 12 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $432,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $25,000.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.1 million for each of the three months ended December 31, 2017 and 2016. Total operating lease expenses were approximately $0.2 million for each of the six months ended December 31, 2017 and 2016. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending December 31,	Amount
2018	$468,000
2019	439,000
2020	432,000
2021	432,000
2022	324,000
Total	$2,095,000

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

As of December 31 and June 30, 2017, approximately $1.1 million and $4.4 million were deposited with banks located outside the United States, respectively. These balances are not covered by insurance. While management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer Concentration Risk

For the three months ended December 31, 2017, the Company had two customers accounting for approximately 24.4% and 15.5% of total revenue, respectively. For the three months ended December 31, 2016, two customers accounted for 32.9% and 11.6% of total revenue. For the six months ended December 31, 2017, the Company had two customers accounting for approximately 16.8% and 11.9% of total revenue, respectively. For the six months ended December 31, 2016, one customer accounted for 22.0% of total revenue. As of December 31, 2017 and June 30, 2017, no customer accounted for more than 10% of the total balance of accounts receivable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2017, the Company had two vendors accounting for approximately 18.0% and 10.8% of total purchases. For the three months ended December 31, 2016, the Company had one vendor representing approximately 14.4% of total purchases. For the six months ended December 31, 2017, no vendor accounted for more than 10% of total purchases. For the six months ended December 31, 2016, the Company had one vendor representing approximately 15.8% of total purchases. As of December 31, 2017 and June 30, 2017, no vendor accounted for more than 10% of the total balance of accounts payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent events

Restricted Stock Grants

Effective January 19, 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which were issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant.

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

During the six months ended December 31, 2017, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large-Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the six months ended December 31, 2017, two customers accounted for approximately 24.4% and 15.5% of our sales. Should we lose any large-scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended December 31, 2017 and 2016

The following table sets forth key components of our results of operations for the three months ended December 31, 2017 and 2016, in U.S. dollars:

	Three months ended
	December 31,
				Percentage
	2017	2016	Change	Change
Revenue	$10,255,073	$14,732,354	$(4,477,281)	(30)%
Cost of revenue	8,354,051	15,648,509	(7,294,458)	(47)%
Gross profit (loss)	1,901,022	(916,155)	2,817,177	(308)%
Recovery of (provision for) doubtful accounts	856,573	(2,276,981)	3,133,554	(138)%
Selling, general and administrative expenses	(1,362,471)	(1,214,549)	(147,922)	12%
Research and development expenses	(696,276)	(610,278)	(85,998)	14%
Income (loss) from operations	698,848	(5,017,963)	5,716,811	(114)%
Other expense, net	(232,241)	(134,175)	(98,066)	73%
Income (loss) before provision for income taxes	466,607	(5,152,138)	5,618,745	(109)%
Provision for income taxes	-	-	-	-%
Net income (loss)	$466,607	$(5,152,138)	$5,618,745	(109)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended December 31, 2017, we generated revenue of approximately $10.3 million, as compared to approximately $14.7 million during the three months ended December 31, 2016, a decrease of approximately $4.5 million, or 30%. The decrease in revenue was principally due to our customers’ suspension or production limitation policies enforced by certain districts of the local government on November 15, 2017, which prohibits construction jobsites from producing industrial wastes or dusts to aggravate winter haze weather during the winter time. We expect to increase our production back to normal levels on March 15, 2018 after the suspension and production limitation is uplifted from our customers. In addition, the decrease in revenue was offset by an increased selling unit price by 27.7% resulting from the turnaround of the concrete industry. In late 2017, the local government has shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of concrete was reduced.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $8.3 million for the three months ended December 31, 2017, as compared to approximately $15.6 million for the three months ended December 31, 2016, a decrease of approximately $7.3 million, or 47%. The decrease in cost of revenue was primarily associated with the decrease of production volume by 52.8% and was offset by the increase of unit production costs of 10.3%, which was mainly caused by the unit price inflation of our raw materials, such as cement, sand, gravel, breeze and additive during the three months ended December 31, 2017, as compared to the same period in 2016.

Gross Profit (Loss). Gross profit was approximately $1.9 million for the three months ended December 31, 2017, as compared to approximately $0.9 million in gross loss for the three months ended December 31, 2016, a positive change of approximately $2.8 million, which was primarily a result of large increase in unit selling prices at a higher rate than the increase of unit production cost during the three months ended December 31, 2017, as compared to the same period in 2016 as the reasons as discussed above.

Recovery of (Provision for) Doubtful Accounts. We had recovered doubtful accounts of approximately $0.9 million for the three months ended December 31, 2017, as compared to provision for doubtful accounts charges of approximately $2.3 million during the three months ended December 31, 2016, a change of approximately $3.1 million, or 138%. The change was attributable to the fact that less accounts receivable and prepayments became over 180 days past due and less other receivables became over one year past due during the three months ended December 31, 2017, as compared to the same period in 2016, and we have correspondingly adjusted our allowance for doubtful accounts in accordance with our allowance policy.

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

As of December 31, 2017, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$63,355,822	$10,585,638,	$8,791,279	$14,914,670	$24,296,856	$1,197,478	$3,569,901
Allowance for doubtful accounts	(16,435,334)	-	-	(2,237,201)	(9,718,742)	(909,490)	(3,569,901)
Accounts and notes receivable, net	$46,920,488	$10,585,638	$8,791,279	$12,677,469	$14,578,114	$287,988	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $1.4 million for the three months ended December 31, 2017, as compared to approximately $1.2 million for the three months ended December 31, 2016, an increase of approximately $0.2 million. The increase was primarily due to a $0.1 million increase in consulting expense and $0.2 million increase in salaries, repairs, rent and other various G&A expenses, which was partially offset by a $0.1 million decrease in office, utilities and meals and entertainment expenses as compared to the three months ended December 31, 2016.

Research and Development (“R&D”) Expenses. Research and development expenses were approximately $0.7 million for the three months ended December 31, 2017, as compared to $0.6 million for the same period in 2016.

Income (Loss) from Operations. We had income from operations of approximately $0.7 million and incurred loss of approximately $5.0 million for the three months ended December 31, 2017 and 2016, respectively. This change of approximately $5.7 million from loss to income was primarily due to a $2.8 million increase in gross profit, a $3.1 million decrease in provision for doubtful accounts expenses, and was offset by a $0.2 million increase in selling, general and administrative expenses and research and development expenses.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $0.2 million and $0.1 million during the three months ended December 31, 2017 and 2016, respectively. We earned interest income of approximately $2,000 and $3,500 for the three months ended December 31, 2017 and 2016, respectively. We incurred interest expense of approximately $0.2 million for each of the three months ended December 31, 2017 and 2016. We incurred finance expense of approximately $600 and $97,000 for the three months ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes. We did not incur provision for income taxes for the three months ended December 31, 2017, because we had net operating losses on deferred tax assets for which we previously provided 100% allowance to be utilized during the period. We did not incur provision for income for the three months ended December 31, 2016 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on our income tax expenses as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on our income tax expenses as we have no undistributed foreign earnings prior to December 31, 2017 which we have cumulative foreign losses as of December 31, 2017.

Net Income (Loss). We had net profit of approximately $0.5 million for the three months ended December 31, 2017, as compared to a net loss of approximately $5.1 million for the three months ended December 31, 2016, a positive change in the amount of approximately $5.6 million. Such change was the result of the combination of the changes as discussed above.

Comparison of the six months ended December 31, 2017 and 2016

The following table sets forth key components of our results of operations for the six months ended December 31, 2017 and 2016, in US dollars:

	Six months ended
	December 31,
				Percentage
	2017	2016	Change	Change
Revenue	$24,023,532	$22,189,216	$1,834,316	8%
Cost of revenue	20,676,106	24,057,783	(3,381,677)	(14)%
Gross profit (loss)	3,347,426	(1,868,567)	5,215,993	(279)%
Recovery of (provision for) doubtful accounts	696,833	(4,362,318)	5,059,151	(116)%
Selling, general and administrative expenses	(2,774,616)	(3,077,477)	302,861	(10)%
Research and development expenses	(786,934)	(689,443)	(97,491)	14%
Income (loss) from operations	482,709	(9,997,805)	10,480,514	(105)%
Other expense, net	(561,692)	(475,105)	(86,587)	18%
Loss before provision for income taxes	(78,983)	(10,472,910)	10,393,927	(99)%
Provision for income taxes	-	-	-	-%
Net loss	$(78,983)	$(10,472,910)	$10,393,927	(99)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the six months ended December 31, 2017, we generated revenue of approximately $24.0 million, as compared to approximately $22.2 million during the six months ended December 31, 2016, an increase of approximately $1.8 million, or 8%. The increase in revenue was principally due to increased selling unit price by 27.7% resulting from the turnaround of the concrete industry. In late 2017, the local government has shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of concrete was reduced. The increase in revenue was offset by 16.6% decrease of sales volume due to our customers’ suspension or production limitation policy enforced by certain districts of the local government on November 15, 2017, which prohibits construction jobsites from producing industrial wastes or dusts to aggravate winter haze weather during the winter time. We expect to increase our productions back to normal level on March 15, 2018 after the suspension and production limitation is uplifted from our customers.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $20.7 million for the six months ended December 31, 2017, as compared to approximately $24.1 million for the six months ended December 31, 2016, an decrease of approximately $3.4 million, or 14%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume and offset by the slight increase of unit production costs of 1.3% for the six months ended December 31, 2017, as compared to the same period in 2016.

Gross Profit (Loss). Gross profit was approximately $3.3 million for the six months ended December 31, 2017, as compared to approximately $1.9 million of gross loss for the six months ended December 31, 2016, a positive change of approximately $5.2 million, which was primarily due to the increase of our selling price of concrete at a higher rate than the slight increase of unit production cost during the six months ended December 31, 2017 as compared to the same period in 2016 as the reasons as discussed above.

Recovery of (provision for) Doubtful Accounts. We recovered doubtful accounts charge of approximately $0.7 million for the six months ended December 31, 2017 as compared to provision of doubtful accounts charge of approximately $4.4 million during the six months ended December 31, 2016, a change of approximately $5.1 million, or 116%. The change was attributable to the fact that less accounts receivable have become over 720 days past due during the six months ended December 31, 2017 as compared to the same period in 2016 and we have correspondingly decreased our provision for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.8 million for the six months ended December 31, 2017 as compared to approximately $3.1 million for the six months ended December 31, 2016, a decrease of approximately $0.3 million. The decrease was primarily due to a $0.3 million decrease in stock compensation expense, $0.1 million decrease in meals and entertainment expense, $0.3 million decrease in other various G&A expenses, and was offset by a $0.1 million increase in consulting expense and a $0.3 million increase in salaries, repairs and rent as compared to the six months ended December 31, 2016.

Research and Development Expenses. Research and development expenses were approximately $0.8 million for the six months ended December 31, 2017 as compared to $0.7 million for the same period in 2016. We increased its research and development expenditures during this period as we determined to improve its competitive advantage with respect to its products.

Loss from Operations. We incurred a loss from operations of approximately $79,000 and $10.5 million for the six months ended December 31, 2017 and 2016, respectively. Such decrease of approximately $10.4 million in loss from operations was primarily due to a $5.2 million increase in gross profit and a $0.1 million increase in research and development expenses, and was offset by a $5.1 million decrease in provision of doubtful accounts and a $0.3 million decrease in selling, general and administration expenses.

Other Income (Expense), Net. Our other income (expense) consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $0.6 million and $0.5 million during the six months ended December 31, 2017 and 2016, respectively. We earned interest income of approximately $4,000 and $12,000 for the six months ended December 31, 2017 and 2016, respectively. Approximately $0.6 million and $0.4 million of interest expense was recorded for the six months ended December 31, 2017 and 2016, and approximately $2,000 and $0.3 million of finance expense was recorded for the six months ended December 31, 2017 and 2016.

Provision for Income Taxes. We did not incur provision for income for the six months ended December 31, 2017 and 2016 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasure our deferred tax assets on net operating loss carryforward in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on our income tax expenses as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on our income tax expenses as we have no undistributed foreign earnings prior to December 31, 2017 which we have cumulative foreign losses as of December 31, 2017.

Net Loss. We incurred net loss of approximately $79,000 for the six months ended December 31, 2017, as compared to a net loss of approximately $10.5 million for the six months ended December 31, 2016, a positive change in the amount of $10.4 million. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of approximately $1.1 million, which was held by subsidiaries located outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $8.6 million as of December 31, 2017, as compared to $7.5 million as of June 30, 2017. As of December 31, 2017, in addition to cash on-hand, we also have other current assets mainly composed of accounts receivable and prepayments.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of December 31, 2017. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the six months ended
	December 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,336,538	$(855,316)
Net cash used in investing activities	(44,503)	(51,552)
Net cash (used in) provided by financing activities	(1,531,216)	3,445,864
Effect of foreign currency translation on cash and cash equivalents	151,897	(116,282)
Net change in cash and cash equivalents	$912,716	$2,422,714

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $2.3 million for the six months ended December 31, 2017, which was attributable to a net loss of $79,000 and net cash provided by operating activities of $2.4 million, including adjustments for $0.6 million of depreciation and $0.7 million of recovery of doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for reduction of accounts receivable of $0.6 million, excluding non-cash offset of $2.0 million, increase of other receivables of $0.3 million, reduction of prepayments and advances of $8.8 million as we have already secured enough materials for production, reduction of prepayments – related party of $1.8 million, addition of $0.5 million in customer deposits, addition of $0.1 million in accrued liabilities and taxes payable, and addition of $0.4 million other payables-shareholders, and was primarily offset by purchase of inventories of $0.1 million, payments of accounts payable $6.1 million, excluding a non-cash offset of $2.0 million, and payments of other payables of $3.8 million.

Investing Activities. Net cash used in investing activities was approximately $45,000 for the six months ended December 31, 2017, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $1.5 million for the six months ended December 31, 2017, which was primarily attributable to $16.1 million for the repayments of bank loans and bank guarantees, $14.3 million for the repayments of notes payable, and was offset by $24.6 million new bank loans and bank guarantees, and releases of $4.3 million of restricted cash.

Cash and cash equivalents. As of December 31, 2017, we had cash and cash equivalents of approximately $1.1 million as compared to approximately $0.2 million as of June 30, 2017. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities. We had a total of approximately $27.1 million and $31.7 million outstanding on loans and credit facilities as of December 31 and June 30, 2017, respectively. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

There was no impairment charge for the six months ended December 31, 2017, and 2016.

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

United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2017 and prior year are subject to examination by any applicable tax authorities.

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

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The RMB does not fluctuate with the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2016, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The RMB started to appreciate in the year 2017 and the trend of appreciation fluctuated during the six months ended December 31, 2017. Compared with the lowest point from RMB versus U.S. dollars in 2016, the RMB has depreciated by 1.7% compared to the exchange rate as of December 31, 2017. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the six months ended December 31, 2017, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities of Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosures. Each of our Chief Executive Officer and our Interim Chief Financial Officer has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal controls over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

Item 1A.	Risk Factors.

This Item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2018	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document	Filed	Incorporated by Reference To:
Herewith

2.1	Agreement and Plan of Merger, dated as of August 1, 2013, by and among CADC Delaware and CADC Nevada.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 2, 2013.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015		(1) Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.

(2)Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 27, 2015.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[X]

31.2	Certifications of Interim Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[X]

32.1	Certifications of Principal Executive Officer and Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document