Form 10-Q
period 2018-03-31
China Advanced Construction Materials Group, Inc
filed 2018-05-15
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,470,313

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,086,882	$224,679
Restricted cash	-	4,208,765
Accounts receivable, net	46,029,256	47,543,077
Inventories	503,115	626,738
Other receivables, net	1,277,051	240,123
Prepayments and advances, net	984,453	16,894,781
Prepayments - related party	4,334,988	6,996,400
Total current assets	54,215,745	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	3,024,196	3,644,203

Total assets	$57,239,941	$80,378,766

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$27,992,493	$17,700,720
Notes payable	-	14,013,070
Accounts payable	9,423,017	29,081,789
Customer deposits	1,568,911	614,558
Other payables	295,071	4,098,772
Other payables - shareholders	3,871,350	2,261,766
Accrued liabilities	1,069,166	1,352,750
Taxes payable	79,037	103,419
Total current liabilities	44,299,045	69,226,844

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 shares issued and outstanding as of March 31, 2018 and June 30, 2017	2,388	2,388
Additional paid-in-capital	39,051,371	38,662,377
Accumulated deficit	(40,704,084)	(40,975,658)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	8,343,129	7,214,723
Total shareholders' equity	12,940,896	11,151,922
Total liabilities and shareholders' equity	$57,239,941	$80,378,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

REVENUE	$12,267,286	$13,592,863	$36,290,818	$35,782,079

COST OF REVENUE	10,155,946	12,125,038	30,832,052	36,182,821

GROSS PROFIT (LOSS)	2,111,340	1,467,825	5,458,766	(400,742)

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	538,216	761,482	1,235,049	(3,600,836)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,730,774)	(1,548,566)	(4,505,390)	(4,626,043)
RESEARCH AND DEVELOPMENT EXPENSES	(290,994)	(99,049)	(1,077,928)	(788,492)

INCOME (LOSS) FROM OPERATIONS	627,788	581,692	1,110,497	(9,416,113)

OTHER INCOME (EXPENSE), NET
Other income, net	114,026	173,057	114,004	409,178
Interest income	848	15,174	5,174	27,008
Interest expense	(389,963)	(246,442)	(953,555)	(633,771)
Finance expense	(2,140)	(154,996)	(4,544)	(490,727)
TOTAL OTHER EXPENSE, NET	(277,229)	(213,207)	(838,921)	(688,312)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	350,559	368,485	271,576	(10,104,425)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$350,559	$368,485	$271,576	$(10,104,425)

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$350,559	$368,485	$271,576	$(10,104,425)
Other comprehensive income (loss) - foreign currency translation income (loss)	419,193	21,872	1,128,406	(690,312)

COMPREHENSIVE INCOME (LOSS)	$769,752	$390,357	$1,399,982	$(10,794,737)

EARNINGS (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	2,367,321	2,280,799	2,309,219	2,262,186
Diluted	2,387,658	2,387,658	2,387,658	2,262,186

Earnings (loss) per share:
Basic	$0.15	$0.16	$0.12	$(4.47)
Diluted	$0.15	$0.15	$0.11	$(4.47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$271,576	$(10,104,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	921,927	890,031
Gain on disposal of equipment	(2,291)	-
Stock-based compensation expense	388,994	289,000
(Recovery of) provision for doubtful accounts	(1,235,049)	3,600,836
Changes in operating assets and liabilities
Accounts receivable	(690,652)	(18,446,428)
Inventories	165,817	316,542
Other receivables	223,060	7,403,538
Prepayments and advances	16,540,011	8,794,720
Prepayments - related party	3,081,584	(5,889,662)
Accounts payable	(15,304,253)	17,543,151
Customer deposits	1,558,292	(3,863,130)
Other payables	(3,891,849)	5,208,008
Other payables - shareholders	540,000	467,986
Accrued liabilities	(167,725)	(773,052)
Taxes payable	(31,186)	11,408
Net cash provided by operating activities	2,368,256	5,448,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,378)	(52,532)
Net cash used in investing activities	(50,378)	(52,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	32,579,229	18,547,704
Repayments of short term loans, banks and bank guarantees	(24,025,845)	(19,283,724)
Proceeds from notes payable	-	24,583,068
Repayments of notes payable	(14,510,205)	(28,999,188)
Borrowings from shareholders	91,431	146,611
Change in restricted cash	4,358,077	28,765
Net cash used in financing activities	(1,507,313)	(4,976,764)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	51,638	(42,997)

NET INCREASE IN CASH AND CASH EQUIVALENTS	862,203	376,230

CASH AND CASH EQUIVALENTS, beginning of period	224,679	1,006,970

CASH AND CASH EQUIVALENTS, end of period	$1,086,882	$1,383,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$953,555	$628,553
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Customer deposits reclassified to other payable - shareholders upon execution of tri-party agreements	$687,978	$-
Accrued liabilities reclassified to other payable - shareholders upon execution of tri-party agreements	$259,105	$-

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$5,760,038	$1,507,132

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

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. The Company’s working capital was approximately $10.0 million as of March 31, 2018, as compared to $7.5 million as of June 30, 2017. As of March 31, 2018, the Company had cash on-hand of approximately $1.1 million, with remaining current assets mainly composed of accounts receivables and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of March 31, 2018. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

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

1 Dissolved in August 2017
2 Dissolved in December 2017
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

The carrying amount of the VIE’s assets and liabilities are as follows:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,
	2018	2017
Current assets	$54,190,986	$76,607,089
Property, plants and equipment	2,989,921	3,644,203
Total assets	57,180,907	80,251,292

Liabilities	(41,053,132)	(66,612,148)
Intercompany payables*	(7,415,569)	(7,088,094)
Total liabilities	(48,468,701)	(73,700,242)
Net assets	$8,712,206	$6,551,050

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

Asset and liability accounts at March 31, 2018 and June 30, 2017 were translated at RMB 6.29 and RMB 6.78 to $1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 were RMB 6.36 and RMB 6.89 to $1.00, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended March 31, 2018 and 2017 were RMB 6.55 and RMB 6.79 to $1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for each of the three and nine months ended March 31, 2018 and 2017. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of March 31, 2018 and June 30, 2017, the Company had deposits in excess of federally insured limits totaling approximately $1.0 million and $0.2 million, respectively, outside the United States.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of March 31, 2018 and June 30, 2017, the Company determined that no reserves for obsolescence were necessary.

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

The Company recovered approximately $0.5 million and approximately $18,000 on unrealizable prepayments for the three months ended March 31, 2018 and 2017, respectively. The Company provided allowances of approximately $9,000 and $0.2 million on unrealizable prepayments for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and June 30, 2017, the Company provided approximately $9,000 and $0.8 million, respectively, for bad debt allowance for prepayments and advances.

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

There were no impairment charges for the three and nine months ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update (ASU) No., 2017-09, Compensation-Stock Options (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this amendment include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Management adopted this ASU during the quarter ending September 2017.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The adoption of this ASU has not had a material effect on the Company’s unaudited condensed consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management plans to adopt this ASU during the quarter ending September 2018. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In October 2017, the FASB issued ASU No. 2017-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management plans to adopt this ASU during the quarter ending September 2018. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management plans to adopt this ASU during the quarter ending September 2018. Management believes that the adoption of this ASU on the Company’s statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Management plans to adopt this ASU early after the quarter ending September 2018. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 - Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 3 – Accounts and notes receivable, net

Accounts and notes receivable, net consisted of the following:

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018	June 30, 2017
Accounts receivable	$62,954,905	$63,370,426
Notes receivable	95,429	-
Less: Allowance for doubtful accounts	(17,021,078)	(15,827,349)
Total accounts and notes receivable, net	$46,029,256	$47,543,077

Movement of allowance for doubtful accounts is as follows:

	Nine months ended	Year ended
	March 31, 2018	June 30, 2017

Beginning balance	$15,827,349	$11,524,131
(Recovery of) provision for doubtful accounts	(42,977)	3,987,890
Exchange rate effect	1,236,706	315,328
Ending balance	$17,021,078	$15,827,349

During the nine months ended March 31, 2018 and 2017, the Company offset approximately $5.8 million and $1.5 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	March 31, 2018	June 30, 2017
Other receivables	$1,570,794	$1,653,351
Other receivable from sale of Asset Group	-	18,867
Less: Allowance for doubtful accounts	(293,743)	(1,432,095)
Total other receivables, net	$1,277,051	$240,123
Movement of allowance for doubtful accounts is as follows:

	Nine months ended	Year ended
	March 31, 2018	June 30, 2017

Beginning balance	$1,432,095	$2,334,672
Recovery of doubtful accounts	(1,200,809)	(852,275)
Exchange rate effect	62,457	(50,302)
Ending balance	$293,743	$1,432,095

Note 5 – Property, plant and equipment, net

Property, plants and equipment consist of the following:

	March 31, 2018	June 30, 2017
Machinery and equipment	$961,692	$896,326
Transportation equipment	4,582,138	4,249,609
Office equipment	1,265,768	1,168,846
Buildings and improvements	332,787	308,636
Construction in progress	34,275	-
Total	7,176,660	6,623,417
Less: Accumulated depreciation and amortization	(4,152,464)	(2,979,214)
Plants and equipment, net	$3,024,196	3,644,203

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense amounted to approximately $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization expense amounted to approximately $0.9 million and $0.9 million for the nine months ended March 31, 2018 and 2017, respectively.

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	March 31, 2018	June 30, 2017

Loans from China Construction Bank, with an interest rate of 4.35% per annum, due March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	-	17,700,720

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between June 2018 and October 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	27,992,493	-

	$27,992,493	$17,700,720

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

Interest expense was approximately $0.4 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense was approximately $1.0 million and $0.6 million for the nine months ended March 31, 2018 and 2017, respectively.

The Company has an approximately $32.3 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. The Company’s availability under the CCB Credit Facility was $5.4 million as of March 31, 2018.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes payable:

Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $0 and $14.0 million as of March 31, 2018 and June 30, 2017, respectively. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The restricted cash for the notes was approximately $0 and $4.2 million as of March 31, 2018 and June 30, 2017, respectively.

Note 7 – Related party transactions

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% of the shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of March 31, 2018 and June 30, 2017, the Company prepaid $4,334,988 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

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

Other payables - shareholders consisted of the following:

	March 31, 2018	June 30, 2017
Xianfu Han	$2,022,409	$1,070,535
Weili He	1,848,941	1,191,231
	$3,871,350	$2,261,766

As of March 31, 2018, the balance of other payables-shareholders includes $2,340,000 salary payable-shareholders and $1,531,350 loans payable-shareholders. As of June 30, 2017, the balance of other payables-shareholders incudes $1,800,000 salary payable-shareholders and $461,766 loans payable-shareholders.

Note 8 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the nine months ended March 31, 2018 and 2017, respectively. China ACM’s taxable operating loss for the nine months ended March 31, 2018, amounted to $0. As of March 31, 2018, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.2 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017 which the Company has foreign losses through the quarter ended December 31, 2017.

BVI-ACM is incorporated in the British Virgin Islands (“BVI”), where its income tax rate is 0% under current BVI law.

China-ACMH and VIE-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions with respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The High-Tech Certificate was required to be renewed every 3 years. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until December 31, 2018.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended March 31,
	2018	2017

USA and BVI	$(630,901)	$(226,962)
PRC	981,460	595,447
	$350,559	$368,485

	Nine months ended March 31,
	2018	2017

USA and BVI	$(1,317,930)	$(1,065,263)
PRC	1,589,506	(9,039,162)
	$271,576	$(10,104,425)

Significant components of deferred tax assets were as follows:

	March 31, 2018	June 30, 2017
Deferred tax assets
Allowance for doubtful accounts	$5,433,257	$5,618,514
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	105,912	159,080
Net operating loss carryforward in the U.S.	50,332	238,650
Valuation allowance	(5,983,174)	(6,409,917)
Total deferred tax assets	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and June 30, 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in the PRC. If the Company is unable to continue to generate income in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of March 31, 2018, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $5.9 million and $6.2 million related to its operations in the PRC as of March 31, 2018 and June 30, 2017, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $0.1 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of March 31, 2018 and June 30, 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

As of March 31, 2018 and June 30, 2017, the Company had $79,037 and $103,419 of other business tax payables, respectively.

(b) Uncertain tax positions

There were no uncertain tax positions as of March 31, 2018 and June 30, 2017. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three and nine months ended March 31, 2018 and 2017, the Company did not incur any tax related interest or penalties.

Note 9 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2017, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares shall vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares have been vested on the first tranche and 56,859 shares have been forfeited and cancelled on the second tranche.

Effective August 20, 2017, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

Effective January 19, 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which were issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant.

For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.4 million and $0 compensation expense related to restricted stock grants, respectively. For the nine months ended March 31, 2018 and 2017, the Company recognized approximately $0.4 million and $0.3 million of compensation expense related to restricted stock grants, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
Restricted stock grants	Shares	Fair Value Per Share	Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Forfeited	(56,859)	$2.89	$(164,323)
Granted	56,859	$4.30	$244,494
Vested	(106,859)	$3.64	$(388,994)
Unvested as of March 31, 2018	-		$-

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of March 31, 2018 and June 30, 2017, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.9 million and $0.8 million, respectively.

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

Note 11 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s contributions of employment benefits were approximately $0.4 million and $0.5 million for the nine months ended March 31, 2018 and 2017, respectively.

Note 12 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $447,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $16,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $26,000.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.1 million and $59,000 for the three months ended March 31, 2018 and 2017. Total operating lease expenses were approximately $0.3 million and $0.2 million for the nine months ended March 31, 2018 and 2017, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2019	$478,000
2020	451,000
2021	447,000
2022	447,000
2023	223,000
Total	$2,046,000

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

As of March 31, 2018 and June 30, 2017, approximately $1.0 million and $4.4 million were deposited with banks located outside the United States, respectively. These balances are not covered by insurance. While management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer Concentration Risk

For the three months ended March 31, 2018, the Company had three customers accounting for approximately 29.2%, 22.8% and 10.9% of total revenue. For the three months ended March 31, 2017, four customers accounted for 18.4%, 14.0%, 12.9% and 10.4% of total revenue. For the nine months ended March 31, 2018, the Company had one customer accounting for approximately 13.1% of total revenue. For the nine months ended March 31, 2017, one customer accounted for 15.1% of total revenue. As of March 31, 2018 and June 30, 2017, no customer accounted for more than 10% of the total balance of accounts receivable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018, the Company had three vendors accounting for approximately 15.1%, 11.3% and 11.1% of total purchases. For the three months ended March 31, 2017, the Company had three vendors representing approximately 22.1%, 11.6% and 10.3% of total purchases. For the nine months ended March 31, 2018, one vendor accounted for 10.1% of total purchases. For the nine months ended March 31, 2017, the Company had one vendor representing approximately 17.0% of total purchases. As of March 31, 2018 and June 30, 2017, no vendor accounted for more than 10% of the total balance of accounts payable.

Note 14 – Subsequent events

In April 2018, the Board granted an aggregate of 200,000 shares of registered common stock, which were issued with a fair value of $410,000, determined using the closing price of $2.05 on April 3, 2018, to two employees under the 2009 Plan. These shares vested immediately upon grant.

In April 2018, the Board granted an aggregate of 985,889 shares of restricted common stock, which were issued on May 4, 2018 with a fair value of $2,021,073, determined using the closing price of $2.05 on April 3, 2018, to Mr. Xianfu Han, the Chief Executive Officer (“CEO”) of the Company, to repay the debt the Company owed to the CEO.

In April 2018, the Board granted an aggregate of 896,766 shares of restricted common stock, which were issued on May 4, 2018 with a fair value of $1,838,370, determined using the closing price of $2.05 on April 3, 2018, to Mr. Weili He, the Interim Chief Financial Officer (“CFO”) of the Company’s, to repay the debt the Company owed to the CFO.

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

During the nine months ended March 31, 2018, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-

Large-Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the nine months ended March 31, 2018, one customer accounted for approximately 13.1% our sales. Should we lose any large-scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations for the three months ended March 31, 2018 and 2017, in U.S. dollars:

	Three months ended
	March 31,
				Percentage
	2018	2017	Change	Change
Revenue	$12,267,286	$13,592,863	$(1,325,577)	(10)%
Cost of revenue	10,155,946	12,125,038	(1,969,092)	(16)%
Gross profit	2,111,340	1,467,825	643,515	44%
Recovery of doubtful accounts	538,216	761,482	(223,266)	(29)%
Selling, general and administrative expenses	(1,730,774)	(1,548,566)	(182,208)	12%
Research and development expenses	(290,994)	(99,049)	(191,945)	194%
Income from operations	627,788	581,692	46,096	8%
Other expense, net	(277,229)	(213,207)	(64,022)	30%
Income before provision for income taxes	350,559	368,485	(17,926)	(5)%
Provision for income taxes	-	-	-	-%
Net income	$350,559	$368,485	$(17,926)	(5)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended March 31, 2018, we generated revenue of approximately $12.3 million as compared to approximately $13.6 million during the three months ended March 31, 2017, a decrease of approximately $1.3 million, or 10%. The decrease in revenue was principally due to the suspension or production limitation policy enforced by certain districts of the local government on some of our customers starting from November 15, 2017. The policy prohibits construction jobsites in certain areas from producing industrial wastes or dust to aggravate winter haze weather during the winter time. Our production increased back to normal levels on March 15, 2018 after the suspension and production limitation was uplifted from those customers. The decrease in revenue was offset by an increase in the selling unit price by 22.4% resulting from the turnaround of the concrete industry. In late 2017, the local government has shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of concrete was reduced. The decrease was also offset by the appreciation of Chinese Renminbi (“RMB”) against the U.S. dollar of 7.7% .

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $10.1 million for the three months ended March 31, 2018, as compared to approximately $12.1 million for the three months ended March 31, 2017, a decrease of approximately $2.0 million, or 16%. The decrease in cost of revenue was primarily associated with the decrease of production volume by 31.7%, mainly due to the suspension or production limitation policy as discussed above, and was offset by an increase of unit production costs of 13.1%, which was mainly caused by the unit price inflation of our raw materials, such as cement, stone and mine powder during the three months ended March 31, 2018, as compared to the same period in 2017.

Gross Profit. Gross profit was approximately $2.1 million for the three months ended March 31, 2018 as compared to approximately $1.5 million in gross profit for the three months ended March 31, 2017, a positive change of approximately $0.6 million, which was primarily a result of large increase in unit selling prices at a higher rate than the increase of unit production cost during the three months ended March 31, 2018, as compared to the same period in 2017 as the reasons discussed above.

Recovery of Doubtful Accounts. We had recovered doubtful accounts of approximately $0.5 million for the three months ended March 31, 2018, as compared to approximately $0.7 million during the three months ended March 31, 2017, a change of approximately $0.2 million, or 29%. The change was attributable to the fact that we collected more aged other receivables and we utilized more of our aged prepayments that are over 180 days past due during the three months ended March 31, 2018 and 2017, and we have correspondingly adjusted our allowance for doubtful accounts in accordance with our allowance policy which resulted in recovery of doubtful accounts in both periods.

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

As of March 31, 2018, our accounts and notes receivable aging are as follows:

	Balance	1-90	91-180	181-360	361-720	over 720	Over 1,080
		days	days	days	days	days	Days
Accounts and notes receivable	$63,050,334	$12,550,997	$9,016,820	$9,943,906	$25,880,881	$1,926,922	$3,730,808
Allowance for doubtful accounts	(17,021,078)	-	-	(1,491,586)	(10,352,353)	(1,446,331)	(3,730,808)
Accounts and notes receivable, net	$46,029,256	$12,550,997	$9,016,820	$8,452,320	$15,528,528	$480,591	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $1.7 million for the three months ended March 31, 2018, as compared to approximately $1.5 million for the three months ended March 31, 2017, an increase of approximately $0.2 million. The increase was primarily due to a $0.1 million increase in office expense and $0.4 million increase in compensation expense, which was partially offset by a $0.2 million decrease in consulting expenses and $0.1 million decrease in renting expense as compared to the three months ended March 31, 2017.

Research and Development (“R&D”) Expenses. Research and development expenses were approximately $0.3 million for the three months ended March 31, 2018, as compared to $0.1 million for the same period in 2017. We increased our research and development expenditures during this period as we determined to improve our competitive advantage with respect to our products.

Income from Operations. We had income from operations of approximately $628,000 and $582,000 for the three months ended March 31, 2018 and 2017, respectively. This increase of approximately $46,000 was primarily due to a $0.6 million increase in gross profit, was offset by a $0.2 million decrease in recovery of doubtful accounts expenses and a $0.4 million increase in selling, general and administrative expenses and research and development expenses.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $0.3 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively. We earned interest income of approximately $800 and $15,000 for the three months ended March 31, 2018 and 2017, respectively. We incurred interest expense of approximately $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. We incurred finance expense of approximately $2,000 and $155,000 for the three months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes. We did not incur provision for income taxes for the three months ended March 31, 2018, because we had net operating losses on deferred tax assets for which we previously provided 100% allowance to be utilized during the period. We did not incur provision for income for the three months ended March 31, 2017 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on our income tax expenses as we have no undistributed foreign earnings prior to March 31, 2018 which we have cumulative foreign losses as of March 31, 2018.

Net Income. We had net profit of approximately $350,000 for the three months ended March 31, 2018, as compared to approximately $368,000 million for the three months ended March 31, 2017, a change in the amount of approximately $18,000. Such change was the result of the combination of the changes as discussed above.

Comparison of the nine months ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations for the nine months ended March 31, 2018 and 2017, in US dollars:

	Nine months ended
	March 31,
				Percentage
	2018	2017	Change	Change
Revenue	$36,290,818	$35,782,079	$508,739	1%
Cost of revenue	30,832,052	36,182,821	(5,350,769)	(15)%
Gross profit (loss)	5,458,766	(400,742)	5,859,508	(1,462)%
Recovery of (provision for) doubtful accounts	1,235,049	(3,600,836)	4,835,885	(134)%
Selling, general and administrative expenses	(4,505,390)	(4,626,043)	120,653	(3)%
Research and development expenses	(1,077,928)	(788,492)	(289,436)	37%
Income (loss) from operations	1,110,497	(9,416,113)	10,526,610	(112)%
Other expense, net	(838,921)	(688,312)	(150,609)	22%
Loss before provision for income taxes	271,576	(10,104,425)	10,376,001	(103)%
Provision for income taxes	-	-	-	-%
Net income (loss)	$271,576	$(10,104,425)	$10,376,001	(103)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the nine months ended March 31, 2018, we generated revenue of approximately $36.3 million, as compared to approximately $35.8 million during the nine months ended March 31, 2017, an increase of approximately $0.5 million, or 1%. The increase in revenue was principally due to increased selling unit price by 26.3% resulting from the turnaround of the concrete industry. In late 2017, the local government has shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of concrete was reduced. The increase was also due to the appreciation of Chinese Reminbi (“RMB”) against the U.S. dollar of 3.6% . The increase in revenue was offset by 21.9% decrease of sales volume due to the suspension or production limitation policy enforced by certain districts of the local government on some of our customers starting on November 15, 2017. The policy prohibits construction jobsites in certain areas from producing industrial wastes or dust to aggravate winter haze weather during the winter time. Our productions increased back to normal level on March 15, 2018 after the suspension and production limitation is uplifted from our customers.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $30.8 million for the nine months ended March 31, 2018, as compared to approximately $36.2 million for the nine months ended March 31, 2017, an decrease of approximately $5.4 million, or 15%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume mainly due to the suspension or production limitation policy as discussed above and offset by the slight increase of unit production costs of 5.1%, which was mainly caused by the unit price inflation of our raw materials, such as cement, stone and mine powder for the nine months ended March 31, 2018, as compared to the same period in 2017.

Gross Profit (Loss). Gross profit was approximately $5.5 million for the nine months ended March 31, 2018, as compared to approximately $0.4 million of gross loss for the nine months ended March 31, 2017, a positive change of approximately $5.9 million, which was primarily due to the increase of our selling price of concrete at a higher rate than the slight increase of unit production cost during the nine months ended March 31, 2018 as compared to the same period in 2017 as the reasons as discussed above.

Recovery of (provision for) Doubtful Accounts. We recovered doubtful accounts charge of approximately $1.2 million for the nine months ended March 31, 2018 as compared to provision of doubtful accounts charge of approximately $3.6 million during the nine months ended March 31, 2017, a change of approximately $4.8 million, or 134%. The change was attributable to the fact that we collected more of our aged accounts receivable and other receivables that have become over 720 days past due during the nine months ended March 31, 2018 as compared to the same period in 2017 and we have correspondingly resulted in recovery for doubtful accounts in accordance with our allowance policy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $4.5 million for the nine months ended March 31, 2018 as compared to approximately $4.6 million for the nine months ended March 31, 2017, a decrease of approximately $0.1 million. The decrease was primarily due to a $0.2 million decrease in consulting expense and $0.1 million decrease in meals and entertainment expense, and was offset by a $0.1 million increase in compensation expense and a $0.1 million increase in repairs expense as compared to the nine months ended March 31, 2017.

Research and Development Expenses. Research and development expenses were approximately $1.1 million for the nine months ended March 31, 2018 as compared to $0.8 million for the same period in 2017. We increased our research and development expenditures during this period as we determined to improve our competitive advantage with respect to our products.

Income (Loss) from Operations. We incurred an income from operations of approximately $1.1 million and a loss of approximately $9.4 million for the nine months ended March 31, 2018 and 2017, respectively. Such a positive change of approximately $10.5 million in was primarily due to a $5.9 million increase in gross profit, a $0.1 million decrease in selling, general and administration expenses and a $4.8 million decrease in provision of doubtful accounts, and was offset by a $0.3 million increase in research and development expenses.

Other Income (Expense), Net. Our other income (expense) consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $0.8 million and $0.7 million during the nine months ended March 31, 2018 and 2017, respectively. We earned interest income of approximately $5,000 and $27,000 for the nine months ended March 31, 2018 and 2017, respectively. Approximately $0.9 million and $0.6 million of interest expense was recorded for the nine months ended March 31, 2018 and 2017, and approximately $5,000 and $0.5 million of finance expense was recorded for the nine months ended March 31, 2018 and 2017.

Provision for Income Taxes. We did not incur provision for income for the nine months ended March 31, 2018 and 2017 as we did not generate any income for tax provision and provided 100% allowance from net operating losses on deferred tax assets.

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on our income tax expenses as we have no undistributed foreign earnings prior to March 31, 2018 which we have cumulative foreign losses as of March 31, 2018.

Net Income (Loss). We incurred net income of approximately $0.3 million for the nine months ended March 31, 2018, as compared to a net loss of approximately $10.1 million for the nine months ended March 31, 2017, a positive change in the amount of $10.4 million. Such change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of approximately $1.1 million, which was held by subsidiaries located outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $10.0 million as of March 31, 2018, as compared to $7.5 million as of June 30, 2017. As of March 31, 2018, in addition to cash on-hand, we also have other current assets mainly composed of accounts receivable and prepayments.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of March 31, 2018. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the nine months ended
	March 31,
	2018	2017
Net cash provided by operating activities	$2,368,256	$5,448,523
Net cash used in investing activities	(50,378)	(52,532)
Net cash used in financing activities	(1,507,313)	(4,976,764)
Effect of foreign currency translation on cash and cash equivalents	51,638	(42,997)
Net increase in cash and cash equivalents	$862,203	$376,230

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $2.4 million for the nine months ended March 31, 2018, which was attributable to a net income of $0.3 million and adjustments to reconcile net income to net cash provided by operating activities of $74,000, including adjustments for $0.9 million of depreciation, $0.4 million of stock-based compensation expense and $1.2 million of recovery of doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for decrease of inventories of $0.2 million, decrease of other receivables of $0.2 million, reduction of prepayments and advances of $16.5 million from third parties and reduction of prepayments and advances of $3.1 million from related party as we have already secured enough materials for production, addition of $1.5 million in customer deposits, excluding non-cash offset of $0.7 million, and addition of $0.5 million other payables-shareholders, and was primarily offset by increase of accounts receivable of $0.7 million, excluding non-cash offset of $5.8 million, payments of accounts payable $15.3 million, excluding non-cash offset of $5.8 million, and payments of other payables of $3.9 million as we have sufficient cash flow to make our accounts payable and other payables payments when due, and payments of $0.2 million in accrued liabilities, excluding non-cash offset of $0.3 million.

Investing Activities. Net cash used in investing activities was approximately $50,000 for the nine months ended March 31, 2018, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $1.5 million for the nine months ended March 31, 2018, which was primarily attributable to $24.0 million for the repayments of bank loans and bank guarantees, $14.5 million for the repayments of notes payable, $91,000 of borrowings from shareholders, excluding non-cash offset of $0.9 million and was offset by $32.6 million in new bank loans and bank guarantees and the release of $4.4 million of restricted cash.

Cash and cash equivalents. As of March 31, 2018, we had cash and cash equivalents of approximately $1.1 million as compared to approximately $0.2 million as of June 30, 2017. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities. We had a total of approximately $28.0 million and $17.7 million outstanding on loans and credit facilities as of March 31, 2018 and June 30, 2017, respectively. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

There was no impairment charge for the nine months ended March 31, 2018, and 2017.

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

United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2018 and prior year are subject to examination by any applicable tax authorities.

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

Interest Rate Risk

We are exposed to interest rate risk while we have short-term bank loans outstanding. Although interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates are approximately 5.66% for our RMB bank loans with a term of twelve months or less.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, accounts receivable, other receivables, and prepayments and advances on inventory purchases. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. However, the Company’s cash in bank deposited in the financial institutions in the PRC is not insured. Accounts receivable, other receivables, and prepayments and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The RMB does not fluctuate with the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2017, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The RMB started to appreciate in the year 2017 and the trend of appreciation fluctuated during the nine months ended March 31, 2018. Compared with the lowest point from RMB versus U.S. dollars in 2017, the RMB has appreciated by 5.3% compared to the exchange rate as of March 31, 2018. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Most of the transactions of the Company are settled in RMB and U.S. dollars. In the opinion of management, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Inflation has had a material impact on our financial position or results of operations for the nine months ended March 31, 2018, a high rate of inflation in the future may have a continued adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities of Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosures. Each of our Chief Executive Officer and our Interim Chief Financial Officer has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel with U.S. GAAP experience.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2018, the Company issued 985,889 and 896,766 restricted shares of common stock of the Company to Mr. Xianfu Han, the Chief Executive Officer and the Chairman of the Board of Directors of the Company and Mr. Weili He, Interim Chief Financial Officer and Chief Operating Officer (“COO”) and a director of the Company, respectively. The shares were issued in consideration of the CEO and COO’s forgiveness of $2,021,073.24 and $1,838,369.60, respectively, of debt accrued as of March 31, 2018. The issuances were approved by the Board. These shares were issued without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon the exemptions provided in Section 4(a)(2) and Regulation S thereunder.

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

Date: May 15, 2018	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Principal Accounting Officer)