Form 10-K/A
period 2017-06-30
China Advanced Construction Materials Group, Inc
filed 2018-11-21
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amended 10-K)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2018, on October 6, 2018, the Audit Committee of the Board of Directors of China Advanced Construction Materials Group, Inc. (the “Company”), after consultation with the Company’s independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s then audited financial statements at and for the period ended June 30, 2017 contained in the Company’s Annual Reports on Form 10-K originally filed with the SEC on September 28, 2017 as well the unaudited financial statements at and for the periods ended March 31, 2018, December 31, 2017 and September 28, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on November 15, 2017, February 13, 2018 and May 15, 2018, respectively, should no longer be relied upon as a result of omission of certain contingencies.

We are therefore filing this this Amended 10-K (“Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Original 10-K”), to restate our audited financial statements and revise related disclosures (including, without limitation, those contained under Item 1 Business, Item 1A Risk Factors, Item 3, Legal Proceedings, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9A Controls and Procedures, Item 13 Certain Relationships and Related Transactions) contained in the Original 10-K to reflect certain contingencies omitted. The Company expects to file amendments to the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, December 31, 2017 and September 28, 2017 as soon as practical. The Amended 10-K and the amendments to the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, December 31, 2017 and September 28, 2017 are herein referred to as “Restated Reports” or “Restatement”.

Specifically, this Amended 10-K is being filed in order to restate:

●	Our consolidated balance sheets as of June 30, 2017 by recording the accrued contingent liabilities amount from $0 to $1,267,293.

●	Our consolidated statements of operations and other comprehensive income (loss) for the years ended June 30, 2017. As a result of the Restatement, our consolidated net loss for the years ended June 30, 2017 increased by $1,267,293, and

●	Our consolidated statements of changes in equity for the years ended June 30, 2017. As a result of the Restatement, our consolidated total shareholder’s equity decreased by $1,272,937.

As several parts of the Original 10-K are amended and/or restated by this Amended 10-K, for convenience, we have repeated the entire text of the Original 10-K, as amended and/or restated by this Amended 10-K. Readers should therefore read and rely on this Amended 10-K in lieu of the Original 10-K.

Except as amended and/or restated by this Amended 10-K, no other information included in the Original 10-K is being amended or updated by this Amended 10-K. This Amended 10-K continues to describe the conditions as of the date of the Original 10-K and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K, including any amendment to those filings.

i

INTRODUCTORY NOTE

In this report, unless indicated otherwise, references to

●	“China,” “Chinese” and “PRC,” are references to the People’s Republic of China;

●	“BVI” refers to the British Virgin Islands;

●	“China Advanced,” “China-ACM,” “the Company,” “we,” “us,” or “our,” are references to the combined business of China Advanced Construction Materials, Group, Inc. and its wholly-owned subsidiaries, BVI- ACM and China-ACMH, as well as Xin Ao and its wholly owned subsidiaries in China, including Heng Yuan Zhengke, Hong Sheng An, Heng Tai, Da Tong, and Luan Xian HengXin, but do not include the stockholders of China Advanced;

●	“BVI-ACM” refers to Xin Ao Construction Materials, Inc;

●	“China-ACMH” refers to Beijing Ao Hang Construction Materials Technology Co., Ltd.;

●	“Xin Ao” refers to Beijing Xin Ao Concrete Group;

●	“Heng Yuan ZhengKe” refers to Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd;

●	“Hong Sheng An” refers to Beijing Hong Sheng An Construction Materials Co., Ltd;

●	“Heng Tai” refers to Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd;

●	“Da Tong” refers to Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd;

●	“Luan Xian HengXin” refers to Luan Xian HengXin Technology Co., Ltd;

●	“RMB” refers to the Renminbi, the legal currency of China; and

●	“U.S. dollars,” “dollars” and “$” are references to the legal currency of the United States.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our expectations regarding the market for our concrete products and services;

●	our expectations regarding the continued growth of the concrete industry;

●	our beliefs regarding the competitiveness of our products;

●	our expectations regarding the expansion of our manufacturing capacity;

●	our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;

●	our future business development, results of operations and financial condition;

●	competition from other manufacturers of concrete products;

●	the loss of any member of our management team;

●	our ability to integrate acquired subsidiaries and operations into existing operations;

●	market conditions affecting our equity capital;

●	our ability to successfully implement our selective acquisition strategy;

●	changes in general economic conditions;

●	changes in accounting rules or the application of such rules;

●	any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market, or Nasdaq, for continued listing,

●	any failure to identify and remediate the material weaknesses or other deficiencies in our internal control and disclosure control over financial reporting;

●	the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects as a result of the Restatements .

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

iii

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

China’s Cement & Concrete Demand

Demand for cement in China will be driven by rising, but decelerating, construction expenditures in China. Further advances in cement manufacturing technology are also expected to stimulate sales by improving the quality of the product, stressing the versatility of certain types of cement with excellent performance and/or price benefits over other types of cement across a range of construction applications. Regional cement markets reflect differences in construction expenditures, which in turn are driven by local trends in demographics, industrial output and economic activity. The cement markets in Northwest and Southwest China are expected to grow at a faster pace, as a result of the government’s Great Western Development strategy, which aims to promote investment in these areas. Consumption of cement in Central and Northern China is also expected to exceed the national average, supported by high levels of transportation infrastructure construction and booming urban markets in Beijing and Tianjin. (Summary of the Freedonia Group’s January 2009 “Cement in China” report from Business Wire).

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining market for construction materials in China:

●	Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and raise less credit risk to us. For the year ended June 30, 2017, five customers accounted for approximately 40% of the Company’s sales and 28% of the Company’s account receivables as of June 30, 2017. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

●	Experienced Management. The technical knowledge and business relationships of our management give us the ability to secure major infrastructure projects, increase production volumes, and implement quality standards and environmentally sensitive policies, and it also provide us with leverage to acquire less sophisticated operators. If there is any significant turnover in our management, we would lose the institutional knowledge held by our existing senior management team.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers hence we maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science &Technology, which assist us with our research and development activities. During our five year agreement with the Institute, we obtain an advantageous status over many of our competitors by gaining access to a wide array of resources and knowledge. The Company incurred research & development expenses of approximately $0.8 million and $0.7 million for the years ended June 30, 2017 and 2016, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

●	Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to efficiently operate our plant, by increasing capacity utilization at existing plant or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand. We were focused on our capacity utilization at our Beijing-based concrete plant in fiscal year 2016 and 2017. As a result, we terminated our leased station based on slowing demand for railway construction and the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and national development and reform commission.

●	Mergers and Acquisitions. When capital permits, we intend to capitalize on the challenges that smaller companies are encountering in our industry by acquiring complementary companies at favorable prices. We believe that buying rather than building capacity is an option that may be attractive to us if replacement costs are higher than purchase prices. We continue to look into acquiring smaller concrete manufacturers in China as part of our expansion plans. We have not identified specified targets or entered into any Letters-of-Intent at this time.

●	Vertical Integration. When capital permits, we plan to acquire smaller companies within the construction industry, develop more material recycling centers, and hire additional highly qualified employees. In order to accomplish this, we may need to offer additional equity or debt securities. Certain companies we seek to acquire are suppliers of the raw materials we purchase to manufacture our products. If we do acquire such companies we will have greater control over our raw material costs.

●	Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leverage our scale.

●	New Product Offering. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

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

Our Customers

For the fiscal year ended June 30, 2017, we had one customer, whose sales accounted for more than 10% of our total sales. For the fiscal year ended June 30, 2016, we had no customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 40% and 30% of the Company’s sales for the years ended June 30, 2017 and 2016, respectively. The total accounts receivable from these customers amounted to approximately $17.9 million and $13.1 million as of June 30, 2017 and 2016, respectively.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 48% and 28% of the Company’s purchases for the years ended June 30, 2017 and 2016, respectively. The total accounts payable to these suppliers amounted to approximately $1.1 million and $8.5 million as of June 30, 2017 and 2016, respectively.

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

Beijing Concrete Institute Partnership

The Beijing Dongfang Jianyu Institute of Concrete Science & Technology, or Beijing Concrete Institute, has 40 employees, with five senior research fellows, and 15 mid-level researchers. The Institute and its staff have frequently participated and collaborated with national and local government agencies to establish the following industry standards:

●	Specification For Mix Proportion Design of Ordinary Concrete JGJ55-2000

●	Code for Acceptance of Constructional Quality Of Concrete Structures GB 50204-2002

●	Applied Technical Specification of Mineral Admixtures In Concrete DBJ/T01-64-2002

●	Ready-Mixed Concrete GB/T 14902-2003

●	Practice Code for Application of Ready-Mixed Mortar DBJ 01-99-2005

●	Management Specification of Quality for Ready-Mixed Concrete

●	Technical Requirement for Environmental Labeling Products Ready-Mixed Concrete HJ/T412- 2007

●	High Performance Concrete mineral admixtures; GB/T18736-2012

●	Test method for determining cement density GB/T 208-2014

●	Evaluation for Life Cycle Environment-friendly Assessment of concrete products national standard GB/T XXXX- 20XX

●	Compound admixtures for concrete industry standard JG/T XXXX-20XX

●	The evaluation system on clean production of ready-mixed concrete

●	Safety production management regulation of premixed concrete

●	Technical specifications of waster concrete regeneration, commercial standard

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

We are able to use the Research Findings and Technical Publication and Procedures of the Beijing Concrete Institute, University of Science and Technology Beijing, Beijing University of Technology, China Academy of Building Research, China Building Materials Academy in our business, which provides us with an advantage over many of our competitors. Because of our contracts with the institutes, our competitors are unable to commercially utilize the findings. Some of these findings include:

●	Research on Compound Admixture HPC; 3rd Class Award for China Building Materials Science & Technology Progress.

●	Research and Application of C100 HPC; 3rd Class Award for Beijing Science & Technology Progress.

●	Research on pumping Light Aggregate Concrete; Innovation Award for China Building Materials Science& Technology.

●	Research and Application of Green (nontoxic) HPC; First Prize for Beijing Science & Technology Progress.

●	Construction Technology of HPC for the Capital International Airport.

●	Research on Production and Construction Technology of Phase Change Energy-saving Thermostat Concrete and Mortar.

●	Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique.

●	State Swimming Center for Concrete Cracking Control Technology.

●	Research on construction waste recycled materials in concrete; Through the identification of the scientific and technological achievements with China Building Materials Science& Technology Progress.

●	Research on the application of tailings waste rocks in the concrete. Through the scientific and technological achievements identification by China Building Materials Science & Technology.

●	The research and application of alkali-free & high performance accelerator on concrete; Through the scientific and technological achievement identification by China Building Materials Science & Technology.

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

We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Beijing Construction Engineering Group, BBMG Group Co., LTD, Beijing Uni-Construction Group., Jidong Concrete Group, Essentially all of the contracts we bid on are awarded through a competitive bid process with awards generally made to the lowest bidder, though other factors such as shorter completion time or prior experiences are often just as important. Within our markets, we compete with many national, regional and local construction corporations. Some of these competitors have achieved greater market penetration or have greater financial and other resources than us. In addition, we compete with a number of state-owned enterprises, which have significantly greater financial resources and competitive advantage than us.

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

Restatement and Independent Investigation

On October 6, 2018, the Audit Committee of the Board of Directors of the Company, after consultation with the Company’s then independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s audited financial statements at and for the period ended June 30, 2017 contained in the Company's Annual Reports on Form 10-K originally filed with the SEC on September 28, 2018 as well as the unaudited financial statements at and for the periods ended March 31, 2018, December 31, 2017 and September 28, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on November 15, 2017, February 13, 2018 and May 15, 2018, respectively, should no longer be relied upon. The Company’s review of the above mentioned filings revealed that the financial statements in such filings contained errors primarily as a result of omission of certain contingencies.

As a result of such review, the Company has decided to restate the financial statement for the fiscal year ended June 30,2017 as well as those for the fiscal quarters ended March 31, 2018, December 31, 2017 and September 28, 2017.

As a result of the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods.

In connection with above finding, the Audit Committee commenced an independent investigation into the reasons that led to the Company’s conclusion that the previously filed financials should no longer be relied upon. Specially, the Audit Committee engaged independent investigation team to investigate circumstances surrounding errors in Company’s financial statements, which primarily resulted from the omission of certain contingent liabilities. The investigation concluded in mid-November 2018. The investigation team found several reasons that appear to have caused, or contributed to, the failures to promptly identify and disclose the legal proceedings and contingencies, including, 1) the Head of the Legal Department’s significant lack of understanding of the important of timely disclosure of legal proceedings and the Legal Department’s problematic decision-making process with regard to reporting of legal proceedings; 2) the Company’s lack of accounting personnel trained in U.S. GAAP; 3) the Company’s need for a full-time CFO; 4) the ongoing lack of communication and coordination between executive management and the various departments within the Company; and 5) the Company’s failures to timely address significant deficiency and material weaknesses in the Company’s internal control over financial reporting.

As of the date of this Amended 10-K, the Company is in the process of conducting comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedure.

Matters relating to or arising from the Audit Committee investigation and the associated material weaknesses identified in our internal control over financial reporting, including adverse publicity, have caused us to incur significant legal, accounting and other professional fees and other costs, have exposed us to greater risks associated with other civil litigation, regulatory proceedings and government enforcement actions, have diverted resources and attention that would otherwise be directed toward our operations and implementation of our business strategy and may have impacted our ability to attract and retain customers, employees and vendors.

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

Our future success depends on our ability to expand our business to address growth in demand for our products and services. In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. Our ability to accomplish these goals is subject to significant risks and uncertainties, including:

●	the need for additional funding to construct additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

●	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and manufacturing services provided by third-party manufacturers or subcontractors;

●	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all;

●	diversion of significant management attention and other resources; and

●	failure to execute our expansion plan effectively.

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

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	onsite conditions that differ from those assumed in the original bid;

●	delays caused by weather conditions;

●	later contract start dates than expected when we bid on the contract;

●	contract modifications creating unanticipated costs not covered by change orders;

●	changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

●	availability and skill level of workers in the geographic location of a project;

●	our suppliers’ or subcontractors’ failure to perform;

●	fraud or theft committed by our employees;

●	mechanical problems with our machinery or equipment;

●	citations issued by governmental authorities

●	difficulties in obtaining required governmental permits or approvals;

●	changes in applicable laws and regulations; and

●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

We rely heavily on internal models in making a variety of decisions crucial to the successful operation of our business, including allowances for doubtful accounts and other accounting estimates. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently. Due to the factors described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we may, among other things, experience actual charge-offs that exceed our estimates and which are possibly greater than our allowance for doubtful accounts, or which require material adjustments to the allowance. Unanticipated and excessive default and charge-off experience can adversely affect our profitability and financial condition and adversely affect our ability to finance our business.

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

We may have inadvertently violated Section 13(k) of the Exchange Act and may be subject to sanctions as a result.

Section 13(k) of the Securities Exchange Act of 1934 (Section 402 of the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. We overlooked this prohibition and Xin Ao, our VIE, inadvertently made certain advances and provided a guarantee to Beijing Lianlv Technology Group Co. Ltd., an entity controlled by Mr. Han and Mr. He our chief executive and chief financial officers. Such advance and guarantee may have violated Section 13(k). Issuers who are found to have violated Section 13(k) may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company could have a material adverse effect on our business, financial position, results of operations or cash flows.

We have identified material weaknesses in our internal control over financial reporting, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and which may lead to a decline in our stock price.

On October 6, 2018, the Audit Committee of the Board of Directors, after consultation with the Company’s then independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s audited financial statements at and for the year ended June 30, 2017 contained in the Company’s Annual Report on Form 10-K originally filed with the SEC on as well the unaudited financial statements at and for the periods ended March 31, 2018, December 31, 2017 and September 28, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on November 15, 2017, February 13, 2018 and May 15, 2018, respectively, should no longer be relied upon. The Company’s review of the above- mentioned filings revealed that the financial statements in such filings contained errors primarily as a result of omission of certain contingencies. As a result of such review, the Company has decided to make certain corrections to include certain contingencies disclosure in the aforementioned consolidated financial statements and notes thereto. The Company also evaluated whether any of the contingencies’ losses should be recorded in the aforementioned consolidated financial statements and recorded $1,276,293 of contingent liabilities for the year ended June 30, 2017. As a result of the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods.

Furthermore, as discussed in “Part II, Item 9A. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting, which were not remediated as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment as there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect application of accounting principles generally accepted in the United States of America (“U.S. GAAP”). This material weakness contributed to the following material weaknesses. We did not maintain effective controls over our financial close process. Also, we did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the accounting for complex transactions, specifically related to the business combination that occurred on September 9, 2016, which resulted in an incorrect application of U.S. GAAP that resulted in material misstatements and a restatement of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016.

As of the date of this Amended 10-K, we are re-assessing the design of our controls and modifying processes related to the identification and reporting for contingencies. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control over financial reporting will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatements in our periodic reports with the SEC. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, we may have difficulty in filing timely periodic reports with the SEC, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

Matters relating to or arising from the Restatements, Audit Committee investigation and the associated material weaknesses identified in our internal control over financial reporting, including adverse publicity, have caused us to incur significant legal, accounting and other professional fees and other costs, have exposed us to greater risks associated with other civil litigation, regulatory proceedings and government enforcement actions, have diverted resources and attention that would otherwise be directed toward our operations and implementation of our business strategy and may impact our ability to attract and retain customers, employees and vendors, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks U.S. public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act. Our senior management does not have experience managing a U.S. publicly traded company and lacks knowledge about the Sarbanes-Oxley Act. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management are unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a U.S. publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

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

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

●	investors’ perception of, and demand for, securities of Chinese-based companies involved in construction supply or concrete industries;

●	conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flows; and

●	economic, political and other conditions in China.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2017, and a report of our management for the 2017 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2017, our internal controls over financial reporting were not effective. Specifically, certain contingencies related to legal proceedings involving our VIE entity, Xin Ao and/or our executive officers, were not identified nor disclosed in a timely manner. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

Our business is capital intensive and highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance the working capital requirements and the capital expenditures of the Company. There are a number of factors, such as the demand for the Company’s products, economic conditions, the competitive pricing in the concrete-mix industry, the Company’s operating results not continuing to deteriorate and the Company’s bank and shareholders being able to provide continued support, might result in insufficient funds to meet our working capital requirements, operating expenses and capital expenditure obligations. Due to recurring losses, the Company’s working capital was approximately $6.2million as of June 30, 2017 as compared to $16.4 million as of June 30, 2016. As of June 30, 2017, cash on-hand balance of approximately $0.2 million and restricted cash balance of approximately $4.2 million with the remaining current assets are mainly composed of accounts receivable and prepayments and advances. If we fail to realize the current assets within the normal operating cycle, or if we are otherwise unable to establish other available funds, we may not have sufficient funds to meet our working capital requirements and debt obligations, grow our business and revenues, reduce our operating costs and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

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

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2016, China’s economy grew by 6.7%, compared with 6.9% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund expected China’s economy to grow by 6.5% in 2017. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

We conduct all of our operations and generate all of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

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

Under the Current Enterprise Income Tax, or EIT, Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.

We were delinquent in the filing of our periodic reports with the SEC as a result of which we are not in compliance with listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq’s listing rules, we were permitted to submit to Nasdaq a plan to regain compliance with the Nasdaq listing rules. We previously submitted such a plan to the Nasdaq Staff, and Nasdaq is yet to decide on whether to grant an extension for us to regain compliance. We expect to file our Restated Quarterly Report, the delinquent annual report for fiscal year ended June 30, 2018 and the delinquent report for the quarter ended September 30, 2018 as promptly as practicable following this Amended 10-K filing, however there can be no guarantee that Nasdaq will accept our compliance plan, grant us the extension or that we will be able to file by the extended compliance period, in which case our common stock may be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

The delayed filing of some of our periodic reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of some of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until 12 months after the delinquent filings have been made. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

Item 3. Legal Proceedings

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue costs for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the undefended claims.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to 14 civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of US$1,267,293 (including interest and penalties of US$45,928). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities and Other Payable-related Party). As of the date of this Amended 10-K, management does not expect any other material liability from the disposition of claims from these litigation individually, or that these litigations in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

(i)	Disputes Arising in the Ordinary Course of Business

As of June 30, 2017, the Company had approximately $1.27 million in accrued contingent liabilities. Further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount	Interest and penalties	Total amount

Sales Contract	$1,181,708	$45,928	$1,227,636

Labor	39,657	-	39,657
Total	$1,221,365	$45,928	$1,267,293

Prior to the year ended June 30, 2017, management believed the likelihood of loss in the above referenced disputes was remote. As a result, no disclosures were made and no accrued contingent liabilities were recorded. The Company then received more information regarding the disputes and determined that the likelihood of loss was probable and, as a result, the Company recorded estimated claims charge of approximately $1.27 million for the year ended June 30, 2017.

(ii)	Legal matters

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $62 million (including interest and penalty of approximately $2.1 million) and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in any of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao have might exposure to the pending judgements in the future.

The type of litigation disputes not related to the Company or Xian Ao and contingencies associated with the claims are summarized as follows as of June 30, 2017:

Dispute matter	Claims amount	Interest and penalties	Total amount
1) Guarantees	$56,533,997	$2,153,688	$58,687,685
2) Sales	1,653,952	39,580	1,693,532
3) Purchase	507,050	-	507,050
4) Leases	917,246	-	917,246
5) Labor	249,939	-	249,939
Total	$59,862,184	$2,193,268	$62,055,452

The major legal cases are summarized as follows:

1)	Claims Results from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the Interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together were the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497.48 (approximately US$42,007,353) with at a simple interest rate of 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$44,785,837) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$46,947,481) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$21,840,419) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. As indicated in the legal response letter dated September 26, 2018 provided by Ying Ke Law Firm, the legal counsel of Xin Ao, Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Xin Ao’s default in certain loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao which is the shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3,818,152).

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay off the principal and interest of RMB2,927,400 (approximately US$0.4 million) under certain loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants The Court rendered a judgement in May 2018, ruling that

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest of the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1,346,407) to Gouwang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make due payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent expenses from December 4, 2015 to December 28, 2018 in an amount of RMB 1,572,669, the interests of the due payment, expenses for utilities in an amount of RMB 271,579 (approximately US$40,000), and penalty under the agreement in an amount of RMB 250,000 (approximately US$37,000). The total amount of compensation is RMB 2,192,958 (approximately US$322,040). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$264,000) out of the total compensation.

3)	Purchase dispute

Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was in an aggregate amount of RMB 5,595,093.2 (approximately US$814,661), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified on such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

4)	Leasing disputes

On March 6, 2018, Beijing Chengda Yu Concrete Co., Ltd (“Beijing Chengda”) file a lawsuit against Xin Ao in connection with Xin Ao’s breach of a rental lease. Beijing Chengda stated that on January 24, 2014 both parties entered into a lease agreement (the “Agreement”). A lease addendum was later entered into on February 25, 2014. The Agreement provided that, effective from July 18, 2013 to April 30, 2018, XinAo shall rent Beijing Chengda’s property, the Concrete Station, and assume all credits and debts incurred during the term of the lease agreement. Mr. Xianfu Han and Mr. Weili He signed a personal guaranty agreement with Xin Ao to undertake the liabilities of Xin Ao in the event of its breach on the lease agreement. On March 31, 2017, Beijing Chengda was sued by Beijing Zhongtong Jiang Xin’hang Construction Materials Co., Ltd for an unpaid balance in an amount of RMB 6,246,059 (approximately US$917,246 in total) in connection with utilizing the Concrete Station. Beijing Chengda then brought a lawsuit against Xin Ao for the payment of such unpaid balance together with the legal fees in connection with the lawsuit. On April 27, 2018, the court ruled in favor of Beijing Chengda. The potential judgment amount is the unpaid balance of RMB 6,246,059 (approximately US$ 917,246). As of the date of this report, Xin Ao has not made any payment.

5)	Labor disputes

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$249,939). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. As of the date of the report, Sihong has not made any payment.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”), Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entity, Beijing XinAo Concrete Group (“Xin Ao”).We engage in the production and supply of advanced construction materials for large scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large scale, and environmentally-friendly construction projects that are only sold in the People’s Republic of China (“PRC”).

During the year ended June 30, 2017, we supplied materials and provided services to our projects through one ready-mix concrete plant in Beijing.

Our management believes that we have the ability to capture a greater share of the Beijing market via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-	Large Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2017, two customers accounted for approximately 12.0% and 9.2% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

-	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

-	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology. We entered into technical service contracts with these research institutes to further improve our production and products. If our research and development efforts are not sufficient to adapt to the change in technology in the industry, our products may not compete effectively.

-	Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially, all of the contracts on which we bid are awarded through a competitive bid process, with award contracts often being made awarded to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state- owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Consolidated Results of Operations

Comparison of the years ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations, in US dollars:

	Years Ended June 30,			Percentage
	2017	2016	Change	Change
	As restated
Total revenue	$45,048,413	$53,678,660	$(8,630,247)	(16)%
Total cost of revenue	43,953,477	51,941,202	(7,987,725)	(15)%
Gross profit	1,094,936	1,737,458	(642,522)	(37)%
Provision for doubtful accounts	(3,352,063)	(3,854,014)	(501,951)	(13)%
Selling, general and administrative expenses	(5,669,702)	(6,814,977)	(1,145,275)	(17)%
Research and development expenses	(846,438)	(707,492)	138,946	20%
Loss on sale of assets group	-	(386,906)	(386,906)	(100)%
Impairment loss of long-lived assets	-	(2,624,487)	(2,624,487)	(100)%
Loss from operations	(8,773,267)	(12,650,418)	(3,877,151)	(31)%
Other expense, net	(2,264,853)	(1,410,621)	854,232	(61)%
Loss before provision for income taxes	(11,038,120)	(14,061,039)	(3,022,919)	(21)%
Provision for income taxes	-	(1,744,975)	1,744,975	(100)%
Net loss	$(11,038,120)	$(15,806,014)	$4,767,894	(30)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the year ended June 30, 2017, we generated total revenue of approximately $45.0 million, as compared to approximately $53.7 million during the year ended June 30, 2016, a decrease of approximately $8.6 million, or 16%. The decrease in revenue was principally due to decreased sales volume of 14%, because of increased enforcement of the PRC government’s inspections of overloaded transportation vehicles, which also affected our sales of our concrete truck transportation services. The decrease in revenue was partially offset by the increase in our selling price of concrete by 3% during the year ended June 30, 2017, as compared to the same period in 2016. The decrease was also attributable to the 6% depreciation of the Chinese Renminbi against the U.S. Dollar during the year ended June 30, 2017, as compared to the same period in 2016.

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

Gross Profit. Total gross profit was approximately $1.1 million for the year ended June 30, 2017, as compared to approximately $1.7 million in gross profit for the year ended June 30, 2016, a decrease of approximately $0.6 million, which was primarily a result of decreases in sales revenues during the year ended June 30, 2017, as compared to the same period in 2016. The decreased in the gross profit margin, from 3.2% to 2.4% was due to the fact that the customers’ requirement of purchasing raw materials from the designated suppliers with higher cost compared to the Company’s original supplier that cost a lower margin between the project price and the project cost.

Provision for Doubtful Accounts. We had provision for doubtful accounts charges of approximately $3.4 million for the year ended June 30, 2017, as compared to approximately $3.9 million during the year ended June 30, 2016, a decrease of approximately $0.5 million, or 13%. The decrease was attributable to the fact that fewer accounts receivable became over 720 days past due during the year ended June 30, 2017, as compared to the same period in 2016. At the end of each quarter, we conduct an aging analysis of each customer’s balance to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider historical experience, the economic environment, trends in the construction industry, expected collectability of amounts receivable that are past due, and the expected collectability of overdue receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of June 30, 2017, our accounts receivable aging are as follows:

		1-90	91-180	181-360	361-720	over 720	Over 1,080
	Balance	days	days	days	days	days	Days
Accounts and notes receivable	$63,370,426	$9,701,732	$12,078,272	$14,946,835	$21,286,485	$3,939,138	$1,417,964
Allowance for doubtful accounts	(15,827,349)	-	-	(2,242,025)	(8,515,978)	(3,651,382)	(1,417,964)
Accounts and notes receivable, net	$47,543,077	$9,701,732	$12,078,272	$12,704,810	$12,770,507	$287,756	$-

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist of sales  commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $5.7 million for the year ended June 30, 2017, as compared to approximately $6.8 million for the year ended June 30, 2016, a decrease of approximately $1.1 million. The decrease was primarily due to a $0.3 million decrease in professional fees, $0.2 million decrease in deprecation, $0.2 million decrease in stock-based compensation expense, $0.1 million decrease in office expenses, $0.1 million decrease in meals and entertainment expenses, $0.2 million decrease in other various G&A expenses, as compared to the year ended June 30, 2016.

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

Impairment loss of long-lived assets. During the year ended June 30, 2016, we performed impairment testing on our long-lived assets and recorded an impairment loss amounting to approximately $2.6 million which was mainly caused by the decrease in concrete selling prices during the fourth quarter of this year while cost of cement has increased recently which resulted in lower gross profits. We did not have such impairment charges during the year ended June 30, 2017.

Loss from Operations. We had incurred a loss from operations of approximately $8.8 million and $12.7 million for the years ended June 30, 2017 and 2016, respectively. This decrease of approximately $3.9 million in loss from operations was primarily due to a $0.4 million of loss on sale of asset group and a $2.6 million impairment loss of during the year ended June 30, 2016 which we did not have such losses during the same period in 2017.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other expense of approximately $1.4 million during the year ended June 30, 2017, consisting primarily of estimated claim charges approximately $1.3 million due to legal actions related to 14 civil lawsuits against Xin Ao. We also had aged customer deposits that we determined that we are no longer required to repay and recognized as other income accordingly. We earned interest income of approximately $30,000 and $0.3 million for the years ended June 30, 2017 and 2016, respectively. Approximately $0.8 million of interest expense was recorded for each of the years ended June 30, 2017 and 2016, and approximately $0.6 million and $0.9 million of finance expense was recorded for the years ended June 30, 2017 and 2016, respectively.

Provision for Income Taxes. We did not incur a provision for income taxes for the year ended June 30, 2017, because we had net operating losses on deferred tax assets for which we previously provided 100% allowance to be utilized during the period. We incurred approximately $1.7 million provision for income for the year ended June 30, 2016 represent 100% allowance that we previously capitalized as deferred tax assets.

Net (Loss) Income. We had net loss of approximately $11.0 million for the year ended June 30, 2017, as compared to a net loss of approximately $15.8 million for the year ended June 30, 2016, a positive change in the amount of approximately $5.6 million. Such change was the result of the combination of the factors as discussed above.

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

We engage in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Because of recurring losses, working capital was approximately $6.2 million as of June 30, 2017, as compared to $16.4 million as of June 30, 2016. As of June 30, 2017, in addition to cash on-hand and restricted cash, we also have other current assets mainly composed of accounts receivable and prepayments and advances to suppliers.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2017. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

●	Financial support and credit guarantee commitments from our shareholders.

●	Other available sources of financing from PRC banks and other financial institutions, given our credit history.

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the years ended
	June 30,
	2017	2016
	As restated
Net cash provided by operating activities	$1,700,657	$5,865,898

Net cash (used in) provided by investing activities	(210,962)	4,923,410

Net cash used in financing activities	(2,248,081)	(12,307,141)

Effect of foreign currency translation on cash and cash equivalents	(23,905)	(167,112)

Net change in cash and cash equivalents	$(782,291)	$(1,684,945)

Principal demands for liquidity are for purchase of concrete mixers and pump trucks, working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $1.7 million for the year ended June 30, 2017, which was primarily attributable to the net loss of $11.0 million, which was offset by the adjustments to reconcile to net cash provided by operating activities of $1.7 million, including adjustments for $1.2 million of depreciation, $0.3 million of stock-based compensation expense, and $3.4 million provision for doubtful accounts as well as $7.9 million cash inflow from a change in operating assets and liabilities. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for reduction in inventories of $0.4 million, collection of other receivables of $7.5 million as we increased our efforts on other receivables collections, reduction of prepayments and advances net of $12.3 million as we have already secured enough materials for production, additional accounts payable of $0.01 million, excluding non-cash offset of $1.5 million, as we were in waiting for our accounts receivable collection and maturities of notes receivable to repay our vendors, and additional other payables, including related party payables, of $4.1 million, due to accrued research and development expenses, accrued salary and rental expense payable to our related parties, and was primarily offset by additional accounts receivable of $13.5 million, excluding a non-cash offset of $1.5 million, due to delays in the receipt of customer payments, a reduction of customer deposits of approximately $3.6 million and increased accrued liabilities and contingent liabilities of $0.6 million.

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

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In accordance with ASC810, the Company concludes that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao are consolidated with China ACM’s financial statements.

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

Revenue recognition

Revenue is realized or realizable and earned when four criteria are met:

●	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);

●	Delivery has occurred;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability of payment is reasonably assured.

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

Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expired on September 30, 2017, with annual payments of approximately $199,000. The lease was renewed through September 30, 2022 and requires annual payments of approximately $414,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the years ended June 30, 2017 and 2016 were approximately $0.2 million and $0.6 million, respectively.

Guarantees

a)	Related party

In April 2018, the Company guaranteed approximately $10.4 million (RMB 69,000,000) that a related-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,419,000	April 11, 2019

The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is remote.

b)	Unrelated parties

In December 2016, the Company guaranteed approximately $2,212,590 million (RMB 15,000,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,212,590	December 29, 2017

The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been subjected to any legal actions due to unpaid loan balance. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is remote.

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business, which include sales, purchase, rental, and employment contract. The Company is subject to various claims brought in a litigation. The majority of these claims and proceedings relate to or arise from are alleged commercial disputes, alleged labor contract complaints and alleged sales contract complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated as indicated at (i) Disputes Matters Arising in the Ordinary Course of Business. In determining whether a loss from a claim is probable and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated at (ii) Legal Matters. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the undefended claims. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to 14 civil lawsuits for which the Company estimated that it is more than likely to pay for the judgment amounts of approximately $1,267,293 (including interest and penalties). These amounts are presented in the accompany consolidated balance sheets under the caption “accrued contingent liabilities” and Accrued “accounts payable-related parties.” The Company’s management does not expect any other liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Legal matters

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential of judgments amounts of approximately $62 million (including interest and penalties of approximately $2.1 million) and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in any of the lawsuits but was named as joint defendants in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future.

The type of litigation disputes not related to the Company or Xian Ao and contingencies associated with the claims are summarized as follows as of June 30, 2017:

Disputes matters	Claims amount	Interest and penalty	Total amount
1) Guarantees	$56,533,997	$2,153,688	$58,687,685
2) Sales	1,653,952	39,580	1,693,532
3) Purchase	507,050	-	507,050
4) Leases	917,246	-	917,246
5) Labor	249,939	-	249,939
Total	$59,862,184	$2,193,268	$62,055,452

Prior to the year ended June 30, 2017, as the above claims were not related to the Company nor Xin Ao, but related to the related companies which Mr. Han and Mr. He are the major shareholders, which lead to Xin Ao being sued. As Mr. Han and Mr. He were personally guarantee the claims and no disclosure were made prior to the year ended June 30, 2017.

Off-Balance Sheet Arrangements

Due to the Company’s consolidated VIE being named as a guarantor for certain agreements per the courts in the PRC (see Note 14 for details), we may have some off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

As required by Rule 13a-15 under the Exchange Act, in connection with the Restatement , our management, including our Chief Executive Officer and interim Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, we concluded that as of June 30, 2017, due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of June 30, 2017, our internal control over financial reporting, because of the unremediated material weaknesses in our internal control over financial reporting described below, were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of its review, management concluded that we had unremediated material weaknesses in our internal control over financial reporting process consisting of the following:

•	the Head of the Legal Department’s significant lack of understanding of the important of timely disclosure of legal proceedings and the Legal Department’s problematic decision-making process with regards to reporting of legal proceedings;

•	The ongoing lack of communication and coordination between executive management and the various departments within the Company;

•	The personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements;

•	Ineffective supervision of the Company’s internal and disclosure control over financial reporting.

•	The Company’s issuance of certain restricted shares prior to the obligation were specified or performed; and

•	The Company’s failure to timely identify a related party.

Remediation Plan

Management is in the process of re-assessing the design of certain control activities and developing its remediation plan for the above identified weaknesses. The Company’s actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company has implemented or will implement following remedial measures within its resources as soon as practicable:

•	The prior Head of Legal Department has been put on suspension and management has commenced a search for a qualified replacement.

•	The Board has commenced a search for a full time bilingual CFO experienced in U.S. GAAP and in the reporting requirements for a U.S. publicly-listed company;

•	The Nominating Committee has commenced a search for additional bilingual independent director fluent in U.S. GAAP requirements and knowledgeable of U.S. Securities law;

•	Development of written internal controls and procedures relating to litigation management, including the reviewing, assessing, and reporting all of the Company’s legal proceedings to the CEO, CFO, Accounting Department, and independent auditors;

•	Implementation of a comprehensive training and development plan, for our finance, accounting, legal and internal control personnel, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof

As of the date of this Amended 10-K, the Company is in the process of conducting comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedure.

(c) Changes in internal control over financial reporting

Except as otherwise disclosed in this Amended 10-K, during the fourth quarter of fiscal year ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Name	Age	Position with the Company	Term as Director of Company
Xianfu Han	57	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	59	Chief Operating Officer, Interim Chief Financial Officer, Vice Chairman and Director	April 2008 – Present
Tao Jin	49	Director	May 2011 – Present
Xinyong Gao	44	Director	June 2012 – Present
Ken Ren	41	Director	June 2012 – Present

Name	Position with the Company and Principal Occupations

Xianfu Han	Mr. Han became our Chairman and Chief Executive Officer on April 29, 2008. From January 2003 to the present, Mr. Han has served as chairman of the board of directors of the Company’s subsidiary Beijing Xin Ao Concrete Group, or Xin Ao. His main responsibilities include daily board leadership and strategy initiatives. Since November 2002, Mr. Han has been Chairman at Beijing Tsinghua University Management School’s Weilun Club. His responsibilities involved daily management work. From January 2001 to March 2007, Mr. Han acted as Executive Vice Chairman of the Beijing Concrete Association. His primary functions involved public relations and communication with various governmental agencies. Mr. Han is a senior engineer with over 25 years of management experience in the building material industry. He contributed to the draft of the “Local Standard of Mineral Admixtures” regulations and was responsible for the “Research and Application of Green High Performance Concrete” published by the Ministry of Construction. Mr. Han has not held any other public company directorships during the past five years.

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

Involvement in Certain Legal Proceedings

Legal matters

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential of judgments amounts of approximately $62 million (including interest and penalty of approximately $2.1 million) and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao did not involve in any of the lawsuits but named as joint defendants in the lawsuits. As a result, Xin Ao might exposure to the pending judgements in the future.

The type of litigation disputes not related to the Company or Xian Ao and contingencies associated with the claims are summarized as follows as of June 30, 2017:

Disputes matters	Claims amount	Interest and penalty	Total amount
1) Guarantees	$56,533,997	$2,153,688	$58,687,685
2) Sales	1,653,952	39,580	1,693,532
3) Purchase	507,050	-	507,050
4) Leases	917,246	-	917,246
5) Labor	249,939	-	249,939
Total	$59,862,184	$2,193,268	$62,055,452

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

Audit Committee

Our audit committee consists of Mr. Ren, Mr. Jin and Mr. Gao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Ren serves as our audit committee financial expert as that term is defined by Item 407 of Regulation S-K of the Exchange Act. The audit committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

●	reviewing with our independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K under the Securities Act of 1933, as amended;

●	discussing the annual audited financial statements with management and our independent auditors;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and our internal and independent auditors; and

●	reporting to the Board; and

●	such other matters that are specifically delegated to our audit committee by the Board from time to time.

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

						Non-
						Equity	Non-
						Incentive	Qualified
						Plan	Deferred	All
Name and	Year			Stock	Option	Compensation	Compensation	Other
Principal	Ended	Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
Xianfu Han	2017	300,000							300,000
Chairman and CEO	2016	300,000	-	-	-	-	-	-	300,000

Weili He, Vice	2017	300,000							300,000
Chairman, interim CFO and COO	2016	300,000	-	-	-	-	-	-	300,000

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

Pursuant to the Cash Plan, the compensation committee determined that (i) Mr. Xianfu Han, is entitled to a base salary of $300,000, (ii) Mr. Weili He, is entitled to a base salary of $300,000. The Cash Plan also provided for aggregate cash bonuses (the “Cash Bonus”) payable to (i) Mr. Han in the amount of up to 160% of his base salary, or $480,000; and (ii) Mr. He in the amount of up to 100% of his base salary, or $300,000. According to the Cash Plan, 80% of the Cash Bonus is payable at the end of each quarter of the year ending June 30, 2017 (the “Quarterly Bonuses”), starting from the end of the second quarter ended December 31, 2014, and 20% of the Cash bonus is payable at the end of the fiscal year ending June 30, 2017 (the “Year-End Bonus”), if the Company achieves certain revenue and operating income targets set for each period. For the payment of the Quarterly Bonuses, both the revenue and operating income targets must be achieved for that quarter. In addition, total annual cash bonus pool should be no more than 10% of operating income or revenue, or $2 million for the full fiscal year, whichever is less.

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

Name & Address of	Office, If Any	Amount and Nature of	Percent of
Beneficial Owner	Officers and Directors	Beneficial Ownership	Class (1) (2)

Xianfu Han (3)	Chairman and CEO Vice Chairman, COO and	533,378	22.3%
Weili He (4)	Interim CFO	375,622	15.7%
Ken Ren (5)	Director	10,000	*
Tao Jin (6)	Director	--	--
Xinyong Gao (7)	Director	10,000	*
All officers and directors as a group (5 persons named above)		929,000	38.9%

*	Less than 1%
(1)	As of the close of business on September 26, 2017, there were 2,387,658 shares of our common stock outstanding.
(2)	In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days upon exercise or conversion of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on September 26, 2017 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 26, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.
(3)	On June 11, 2008, Mr. Han entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 291,667 shares (3,500,000 shares pre-reverse split) of the Company’s common stock owned by Mr. Han were placed into escrow, with AST appointed as the escrow agent. The 291,667 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. Han if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. Han maintains voting power over all 291,667 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.
(4)	On June 11, 2008, Mr. He entered into a Securities Escrow Agreement by and among the investors to the private placement that closed on June 11, 2008, and American Stock Transfer & Trust Company, or AST, whereby 166,667 shares (2,000,000 shares pre-reverse split) of the Company’s common stock owned by Mr. He were placed into escrow, with AST appointed as the escrow agent. The 166,667 shares were thereafter transferred into the name of AST and are to be held in escrow and released to Mr. He if the Company does, or to the investors if the Company does not, meet certain performance milestones described in the Securities Escrow Agreement. Mr. He maintains voting power over all 166,667 shares until such time as any such shares are transferred to the investors, at which time, such transferred shares will be beneficially owned by such investors.
(5)	Mr. Ren is entitled to receive 833 restricted shares of the Company’s common stock per annum under his director agreement but as of the date hereof such shares have not yet been issued.
(6)	Mr. Jin is entitled to receive 833 restricted shares of the Company’s common stock per annum under his director agreement but as of the date hereof such shares have not yet been issued.
(7)	Mr. Gao is entitled to receive 833 restricted shares of the Company’s common stock per annum under his director agreement but as of the date hereof such shares have not yet been issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are president and director of Ningbo Lianlv Investment Ltd., respectively. Ningbo Lianlv Investment Ltd. owns 99% shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianly”), the Company’s supplier. As of June 30, 2017 and 2016, the Company prepaid $6,996,400 and $1,136,546 to Beijing Lianlv for inventory purchases, respectively.

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2017 and 2016:

	Years Ended
	June 30,	June 30,
	2017	2016
Audit Fees	$264,000	$133,000
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$264,000	$133,000

Total fees billed to us by Friedman, LLP was $172,000 and $88,000 during fiscal years ended June 30, 2017 and 2016, respectively. Total fees billed to us by Wei, Wei &Co, LLP was $92,000 during the fiscal year ended June 30, 2017. Total fees billed to us by Kabani & Company, Inc. was $45,000 during the fiscal year ended June 30, 2016.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit and restatement of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditor, respectively, in connection with our statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the restatement service performed by Wei, Wei & Co, LLP for our consolidated financial statements as of and for the year ended June 30, 2017.

The Company’s newly engaged principal accountant, Wei, Wei & Co, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for the Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Index	Description of Document	Filed Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.3 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.4	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.5	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015		(1) Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009. (2) Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 27, 2015

10.10	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

21.1	List of Subsidiaries		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2013.

23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm	[X]

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Advanced Construction Materials Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of China Advanced Construction Materials Group, Inc. and subsidiaries (the “Company”) as of June 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Uncertainties Regarding the Future Outcome of Litigation

As indicated in Note in 14 to the consolidated financial statements, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $1.27 million. The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Accordingly, no provision for any additional liability in connection with these pending actions has been made. Nevertheless, due to the uncertainties with lawsuits, claims and disputes, it is at least reasonably possible that management’s view of the outcome may change in the near term. Our opinion is not modified with respect to these matters.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018.

New York, New York
November 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

China Advanced Construction Materials Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of China Advanced Construction Materials Group, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Basis for Opinion

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Advanced Construction Materials Group, Inc. and Subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

We have served as the Company’s auditor since 2011.

New York, New York

September 28, 2016

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016
	As restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224,679	$1,006,970
Restricted cash	4,208,765	4,097,621
Accounts receivable, net	47,543,077	40,288,552
Inventories	626,738	1,023,471
Other receivables, net	240,123	7,093,030
Prepayments and advances	16,894,781	36,073,153
Prepayments - related party	6,996,400	1,136,546
Total current assets	76,734,563	90,719,343

PROPERTY PLANT AND EQUIPMENT, net	3,644,203	4,709,794

Total assets	$80,378,766	$95,429,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$17,700,720	$16,555,440
Notes payable	14,013,070	18,060,480
Accounts payable	29,081,790	31,234,091
Customer deposits	614,558	4,272,144
Other payables	4,098,772	600,205
Other payables - shareholders	2,261,766	1,491,125
Other payable – related party	663,777	-
Accrued liabilities	1,352,750	1,992,214
Taxes payable	103,419	95,708
Accrued contingent liabilities	609,160	-
Total current liabilities	70,499,782	74,301,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of June 30, 2017 and 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(42,242,951)	(31,204,831)
Statutory reserves	6,248,092	6,248,357
Accumulated other comprehensive income	7,209,078	7,708,439
Total shareholders’ equity	9,878,984	21,127,730
Total liabilities and shareholders’ equity	$80,378,766	$95,429,137

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	June 30,
	2017	2016
	As restated

REVENUE	$45,048,413	$53,678,660

COST OF REVENUE	43,953,477	51,941,202

GROSS PROFIT	1,094,936	1,737,458

PROVISION FOR DOUBTFUL ACCOUNTS	(3,352,063)	(3,854,014)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(5,669,702)	(6,814,977)
RESEARCH AND DEVELOPMENT EXPENSES	(846,438)	(707,492)
LOSS ON SALE OF ASSET GROUP	-	(386,906)
IMPAIRMENT LOSS OF LONG-LIVED ASSETS	-	(2,624,487)

LOSS FROM OPERATIONS	(8,773,267)	(12,650,418)

OTHER (EXPENSE) INCOME, NET
Other income, net	407,452	20,920
Interest income	30,464	268,088
Interest expense	(830,978)	(838,323)
Finance expense	(604,498)	(861,306)
Estimated claims charges	(1,267,293)	-
TOTAL OTHER EXPENSE, NET	(2,264,853)	(1,410,621)

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,038,120)	(14,061,039)

PROVISION FOR INCOME TAXES	-	(1,744,975)

NET LOSS	$(11,038,120)	$(15,806,014)

COMPREHENSIVE LOSS
Net loss	$(11,038,120)	$(15,806,014)
Other comprehensive loss - foreign currency translation loss	(499,361)	(2,766,786)

COMPREHENSIVE LOSS	$(11,537,481)	$(18,572,800)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,266,826	2,180,799
Diluted	2,266,826	2,180,799

Loss per share:
Basic	$(4.87)	$(7.25)
Diluted	$(4.87)	$(7.25)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained earnings		Accumulated
	Common stock		Additional	(Accmulated deficit)		other
	Number	Par	Paid-in		Statutory	comprehensive
	of shares	Value	capital	Unrestricted	reserves	income	Total
BALANCE, June 30, 2015	2,180,799	$2,181	$38,373,584	$(15,398,817)	$6,248,357	$10,475,225	$39,700,530

Net loss	-	-	-	(15,806,014)	-	-	(15,806,014)
Foreign currency translation loss	-	-	-	-	-	(2,766,786)	(2,766,786)

BALANCE, June 30, 2016	2,180,799	2,181	38,373,584	(31,204,831)	6,248,357	7,708,439	21,127,730

Common stock issued for services	106,859	107	(107)	-	-	-	-
Common stock issued for compensation	100,000	100	288,900	-	-	-	289,000
Net loss , as restated	-	-	-	(11,038,120)	-	-	(11,038,120)
Dissolution of subsidiaries	-	-	-	-	(265)	-	(265)
Foreign currency translation loss, as restated	-	-	-	-	-	(499,361)	(499,361)

BALANCE, June 30, 2017, as restated	2,387,658	$2,388	$38,662,377	$(42,242,951)	$6,248,092	$7,209,078	$9,878,984

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2017	2016
	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,038,120)	$(15,806,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,178,427	1,953,087
Stock-based compensation expense	289,000	498,604
Deferred tax provision	-	1,744,952
Provision for doubtful accounts	3,352,063	3,854,014
Loss on sale of Asset Group	-	386,906
Impairment loss of long-lived assets	-	2,624,487
Changes in operating assets and liabilities
Accounts receivable, net	(13,544,355)	(31,302,306)
Inventories	374,676	(60,840)
Other receivables, net	7,534,134	660,051
Prepayments and advances	18,161,510	2,707,987
Prepayments - related party	(5,856,413)	2,626,699
Accounts payable	11,783	33,108,245
Customer deposits	(3,556,647)	3,194,095
Other payables	3,493,637	(1,150,691)
Other payables - shareholders	623,924	600,000
Accrued liabilities and contingent liabilities	667,463	139,943
Taxes payable	9,575	86,679
Net cash provided by operating activities	1,700,657	5,865,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions of short-term investments	-	5,131,523
Purchase of property, plant and equipment	(210,962)	(208,113)
Net cash (used in) provided by investing activities	(210,962)	4,923,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	20,706,132	17,106,980
Repayments of short term loans, banks and bank guarantees	(19,237,612)	(25,038,398)
Proceeds from notes payable	30,398,364	50,854,386
Repayments of notes payable	(34,069,664)	(61,196,333)
Payable to shareholders, net	146,611	207,447
Principal payments on capital lease obligations	-	(516,534)
Change in restricted cash, net	(191,912)	6,275,311
Net cash used in financing activities	(2,248,081)	(12,307,141)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(23,905)	(167,112)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(782,291)	(1,684,945)

CASH AND CASH EQUIVALENTS, beginning of year	1,006,970	2,691,915

CASH AND CASH EQUIVALENTS, end of year	$224,679	$1,006,970

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$825,772	$793,162
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Amounts from disposal of equipment yet to collect	$-	$1,741,802
Disposal of equipment offset with other payables	$-	$822,746
Prepayment reclassified to other receivables	$-	$5,350,597
Capital lease obligations offset with accounts receivable	$-	$233,277
Capital lease obligations offset with prepayments	$-	$198,577
Capital lease obligations offset with advances on equipment purchases	$-	$466,554

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$1,535,126	$2,097,952
Litigation liability paid by related party	$660,834	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are mainly sold in the People’s Republic of China (the “PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACM”), and China-ACMH has contractual agreements with Beijing XinAo Concrete Group (“Xin Ao”) and therefore Xin Ao is considered to be a VIE of China-ACM.

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

Note 2 – Restatement

This financial statements for the year ended June 30, 2017 have been restated to reflect various legal actions arising and coming to management’s attention after the financial statements for the year ended June 30, 2017. See Note 14 - Commitments and contingencies for the detail disclosures and impact due to those legal actions.

The impact of those restatements on the June 30, 2017 financial statements is reflected in the following table:

	June 30, 2017
Consolidated Balance Sheets	Original	Restatement	Restated
Accrued contingent liabilities	$-	$609,160	$609,160
Other payable – related party	-	663,777	663,777
Total liabilities	69,226,844	1,272,937	70,499,781
Accumulated deficit	(40,975,658)	(1,267,293)	(42,242,951)
Total Shareholders’ Equity	11,151,922	(1,272,938)	9,878,984
Consolidated statement of Operations
Estimated claim charges	$-	$(1,267,293)	$(1,267,293)
Total other expenses, net	(997,560)	(1,267,293)	(2,264,853)
Net Loss	(9,770,827)	(1,267,293)	(11,038,120)
Loss Per Share
Basic and Diluted	(4.31)	(0.56)	(4.87)

Note 3 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the production of advanced construction materials for large scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $6.2 million as of June 30, 2017, as compared to $16.4 million as of June 30, 2016. As of June 30, 2017, the Company had cash on-hand of approximately $0.2 million and restricted cash balances of approximately $4.2 million, with remaining current assets mainly composed of accounts receivable and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2017. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

●	Financial support and credit guarantee commitments from the Company’s majority shareholders (See Note 7 - Related party transactions).

●	Other available sources of financing from PRC banks and other financial institutions, given the Company’s credit history.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products, economic conditions, competitive pricing in the concrete-mix industry, the Company’s operating results continuing to deteriorate, additional legal liabilities or the inability of the Company’s bank and shareholders to provide continued financial support.

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

Management makes ongoing assessments of whether China ACMH is the primary beneficiary of Xin Ao. Based upon a series of contractual arrangements, the Company determined that Xin Ao is a VIE subject to consolidation and that China ACMH is the primary beneficiary. Accordingly, the accounts of Xin Ao are consolidated with those of China ACMH.

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	June 30,
	2017	2016
Current assets	$76,607,089	$90,518,451
Property, plants and equipment	3,644,203	4,709,794
Total assets	80,251,292	95,228,245

Liabilities	(67,885,085)	(72,579,677)
Intercompany payables*	(7,088,094)	(7,355,650)
Total liabilities	(74,973,179)	(79,935,327)
Net assets	$5,278,113	$15,292,918

*	Payables to China-ACMH and BVI-ACM have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency, the Chinese Renminbi (“RMB”) as their functional currency. In accordance with the US GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Asset and liability accounts at June 30, 2017 and 2016, were translated at RMB 6.78 and RMB 6.64 to US$1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the years ended June 30, 2017 and 2016 were RMB 6.81 and RMB 6.43 to US$1.00, respectively.

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

Revenue recognition

Revenue is realized or realizable and earned when the following four criteria are met:

●	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);

●	Delivery has occurred;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability of payment is reasonably assured.

The Company sells its concrete products primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of the delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. The agreements include a cancellation clause if the Company or customers breach the contract terms specified in the agreement.

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

Accounts receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides an allowance for doubtful accounts provision of 15% for accounts receivable balances that are past due more than 180 days but less than one year, an allowance for doubtful accounts provision of 10% for accounts receivable past due from one to two years, an allowance for doubtful accounts provision of 75% for accounts receivable past due beyond two years, and an allowance for doubtful accounts provision of 100% for accounts receivable past due beyond three years, plus additional amounts as necessary when the Company’s collection department determines the collection of the full amount is remote and the Company’s management approves 100% of the allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of its valuation allowance policy and will update it if necessary.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2017 and 2016, the Company determined that no allowance was necessary.

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification needs, advances to employees, amounts due from unrelated entities, VAT tax refunds and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection are made. The Company provides an allowance for doubtful accounts of 5% for other receivables balance that are aged within one year, an allowance of 50% for other receivables aged from one to two years, and an allowance of 100% for other receivables aged beyond two years.

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

Due to recurring losses, the deterioration of the concrete-mix industry in Beijing, the PRC, and competitive pricing pressures, the Company has performed an impairment analysis and determined its long-lived assets were impaired during the year ended June 30, 2016. As a result, the Company recorded an impairment charge of $2.6 million for the year ended June 30, 2016. These charges were related to the impairment of the Company’s transportation equipment, plants and machinery. The loss was determined using Level 3 inputs. There were no impairment charges for the year ended June 30, 2017.

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Value Added Tax

Enterprises or individuals who sell commodities, engage in repairs and maintenance, or import and export goods in the PRC are subject to a value added tax. The standard VAT rate for the Company’s industry is 3% of gross sales, and revenues are presented net of VAT.

Research and development

Research and development costs are expensed as incurred. The cost of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment, and depreciated over their estimated useful lives.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with US GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes potential dilution and is computed by dividing the income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

Stock dividends or stock splits are to be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by reflecting their effect as of the beginning of each period presented.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. This accounting standard was originally effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU No. 2015-14 simply defers the effective date of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 for public entities and beginning after December 15, 2018 for all other entities, with early adoption permitted for reporting periods after December 15, 2016. The Company is currently evaluating the impact of this accounting standard on its financial statements and related disclosures.

In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard will be effective for us beginning on October 1, 2019; early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Additionally, in January 2018, the FASB issued amendments to the standard that provides a practical expedient for entities to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance. In July 2018, the FASB issued an amendment to the standard that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the effect of this standard and amendments on our financial position, results of operations, cash flows and business processes.

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

Note 4 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	June 30, 2017	June 30, 2016
Accounts receivable	$63,370,426	$51,812,683
Less: Allowance for doubtful accounts	(15,827,349)	(11,524,131)
Total accounts receivable, net	$47,543,077	$40,288,552

Movement of allowance for doubtful accounts is as follows:

	Year ended June 30, 2017	Year ended June 30, 2016

Beginning balance	$11,524,131	$28,209,249
Provision for doubtful accounts	3,987,890	2,591,465
Recovery/(write-offs)	524,789	(17,482,713)
Exchange rate effect	(209,461)	(1,793,870)
Ending balance	$15,827,349	$11,524,131

During the years ended June 30, 2017 and 2016, the Company offset approximately $1.5 and $2.1 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 5 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	June 30, 2017	June 30, 2016
Other receivables	$1,653,351	$7,742,057
Other receivable from sale of Asset Group	18,867	1,685,645
Less: Allowance for doubtful accounts	(1,432,095)	(2,334,672)
Total other receivables, net	$240,123	$7,093,030

Movement of allowance for doubtful accounts is as follows:

	Year ended June 30, 2017	Year ended June 30, 2016

Beginning balance	$2,334,672	$2,403,362
Provision for (recovery of) doubtful accounts	(852,275)	129,212
Less: write-off	-	-
Exchange rate effect	(50,302)	(197,902)
Ending balance	$1,432,095	$2,334,672

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

Note 6 – Property, plants and equipment, net

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

Note 7 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	June 30, 2017	June 30, 2016
Loans from China Construction Bank, each with an interest rate of 4.35% per annum, due between September 2017 and March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	17,700,720	12,040,320
Loan from Bank of Beijing, with an interest rate of 5.66% per annum, due March 2017, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	-	4,515,120
	$17,700,720	$16,555,440

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

Notes payable:

The Company has an approximately $31 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $14.0 million and $18.1 million as of June 30, 2017 and 2016, respectively, and were non- interest bearing with expiration dates between July 2017 and December 2017. The notes are generally charged with a transaction fee of 0.1% of the notes amount. The restricted cash for the notes was approximately $4.2 million and $4.1 million as of June 30, 2017 and 2016, respectively. The Company’s availability under the CCB Credit Facility was $17 million as of June 30, 2017. In September 2017, the Company repaid $8,112,830 of notes payable.

In addition, as of June 30, 2016, the Company had non-interest bearing notes payable to the Bank of Beijing of approximately $4.5 million, which was repaid during the year ended June 30, 2017.

Note 8 – Related party transactions

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

Other payables – related party

As of June 30, 2017, Beijing Lianly made a payment of $663,777 on XinAo’s behalf to settle a legal claim.

Other payables – shareholders

Mr. Xianfu Han, and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6). The other payables-shareholders balance also includes the Company’s salary payable to the two individuals.

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

Note 9 – Income taxes

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

China-ACMH and VIE-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions with respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The High-Tech Certificate is required to be renewed every 3 years. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until July 21, 2018. The Company already completed the application for the updated certificate as of the report date and will obtain the formal documentation recently.

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

Loss before provision for income taxes consisted of:

	Years ended June 30,
	2017	2016
USA and BVI	$(1,352,589)	$(1,556,270)
PRC	(9,685,531)	(12,504,769)
	$(11,038,120)	$(14,061,039)

Significant components of deferred tax assets were as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Allowance for doubtful accounts	$2,588,917	$5,169,993
Accrued claims charges	190,094	-
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	411,436	975,894
Net operating loss carryforward in the U.S.	238,649	217,020
Valuation allowance	(3,822,769)	(6,756,580)
Total deferred tax assets	$-	$-

As of June 30, 2017 and 2016, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforward in the PRC. If the Company continues to incur losses in its operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of June 30, 2017, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $3.8 million and $6.7 million related to its operations in the PRC as of June 30, 2017 and 2016, respectively. The valuation allowance has been (decreased) increased by $(2,933,811) and $3,692,053 for the year ended June 30, 2017 and 2016, respectively.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2017 and 2016.

	June 30,	June 30,
	2017	2016

U.S. statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC statutory rates	25%	25%
Preferential tax treatment	(10%)	(10%)
Change in valuation allowance	(27%)	(27%)
Non-deductible PRC expenses	12%	-
Effective income tax rates	(0%)	(12%)

As of June 30, 2017 and 2016, the Company had $103,419 and $95,708 of other business tax payables, respectively.

(b)	Uncertain tax positions

There were no uncertain tax positions as of June 30, 2017 and 2016. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the years ended June 30, 2017 and 2016, the Company did not incur any tax related interest or penalties.

Note 10 – Shareholders’ equity

Restricted Stock Grants

Restricted stock grants are measured based on the market price on the grant date. The Company has granted restricted shares of common stock to the members of the board of directors (the “Board”), senior management and consultants.

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which was issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares shall vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares have vested of the first tranche and 56,859 shares have been forfeited and cancelled of the second tranche.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which was issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant. As of June 30, 2017, there were 56,859 shares available under the 2009 Plan.

For the years ended June 30, 2017 and 2016, the Company recognized approximately $0.3 million and $0.5 million, respectively, of compensation expense related to restricted stock grants.

Following is a summary of the restricted stock grants:

		Weighted Average
		Grant Date
Restricted stock grants	Shares	Fair Value Per Share	Aggregate Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Unvested as of June 30, 2017	106,859	$2.89	$308,823

Note 11 – Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings per share computation for the periods ended:

	Years ended June 30,
	2017	2016
Net loss for loss per share	$(11,038,120)	$(15,806,014)

Weighted average shares used in basic computation	2,266,826	2,180,799
Diluted effect of unvested restricted stock	-	-
Weighted average shares used in diluted computation	2,266,826	2,180,799

Loss per share:
Basic	$(4.87)	$(7.25)
Diluted	$(4.87)	$(7.25)

For the years ended June 30, 2017 and 2016, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

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

Note 13 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits was approximately $0.7 million for each of the years ended June 30, 2017 and 2016.

Note 14 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expired on September 30, 2017, with annual payments of approximately $199,000. The lease was renewed through September 30, 2022, with annual payments of approximately $414,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses for the years ended June 30, 2017 and 2016 were approximately $0.2 million and $0.6 million, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending June 30,	Amount
2018	$399,000
2019	437,000
2020	414,000
2021	414,000
2022	414,000
thereafter	104,000
Total	$2,182,000

Guarantee

In December 2016, the Company guaranteed approximately $2,212,590 million (RMB 15,000,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,212,590	December 29, 2017

This loan has not paid as of the date of this report. The Company did not, however, accrue any liability in connection with such guarantee because the borrower has not been subjected to any legal actions due to the unpaid loan balance. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is remote.

Contingencies

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue costs for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the undefended claims.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to 14 civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of US$1,267,293 (including interest and penalty of US$45,928). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities and Other Payable-Related Party). As of the date of this Amended 10-K, The Company’s management does not expect any other material liability from the disposition of claims as of the date of this amended 10-K report from these litigation individually, or in the aggregate that these litigations in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

(i)	Disputes Arising in the Ordinary Course of Business

As of June 30, 2017, the Company had approximately $1.27 million in accrued contingent liabilities. Further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount	Interest and penalties	Total amount

Sales Contract	$1,181,708	$45,928	$1,227,636

Labor	39,657	-	39,657
Total	$1,221,365	$45,928	$1,267,293

Prior to the year ended June 30, 2017, management believed the likelihood of loss in the above referenced disputes was remote. As a result, no disclosures were made and no accrued contingent liabilities were recorded. The Company then received more information regarding the disputes and determined that the likelihood of loss was probable and, as a result, the Company recorded estimated claims charge of approximately $1.27 million for the year ended June 30, 2017.

(ii)	Legal matters

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $62 million (including interest and penalty of approximately $2.1 million) and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in any of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao have might exposure to the pending judgements in the future.

The type of litigation disputes not related to the Company or Xian Ao and contingencies associated with the claims are summarized as follows as of June 30, 2017:

Dispute matter	Claims amount	Interest and penalties	Total amount
1) Guarantees	$56,533,997	$2,153,688	$58,687,685
2) Sales	1,653,952	39,580	1,693,532
3) Purchase	507,050	-	507,050
4) Leases	917,246	-	917,246
5) Labor	249,939	-	249,939
Total	$59,862,184	$2,193,268	$62,055,452

The major legal cases are summarized as follows:

1)	Claims Results from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the Interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together were the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497.48 (approximately US$42,007,353) with at a simple interest rate of 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$44,785,837) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$46,947,481) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$21,840,419) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. As indicated in the legal response letter dated September 26, 2018 provided by Ying Ke Law Firm, the legal counsel of Xin Ao, Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Xin Ao’s default in certain loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao which is the shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3,818,152).

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay off the principal and interest of RMB2,927,400 (approximately US$0.4 million) under certain loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants The Court rendered a judgement in May 2018, ruling that

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest of the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1,346,407) to Gouwang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make due payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent expenses from December 4, 2015 to December 28, 2018 in an amount of RMB 1,572,669, the interests of the due payment, expenses for utilities in an amount of RMB 271,579 (approximately US$40,000), and penalty under the agreement in an amount of RMB 250,000 (approximately US$37,000). The total amount of compensation is RMB 2,192,958 (approximately US$322,040). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$264,000) out of the total compensation.

3)	Purchase dispute

Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was in an aggregate amount of RMB 5,595,093.2 (approximately US$814,661), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified on such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

4)	Leasing disputes

On March 6, 2018, Beijing Chengda Yu Concrete Co., Ltd (“Beijing Chengda”) file a lawsuit against Xin Ao in connection with Xin Ao’s breach of a rental lease. Beijing Chengda stated that on January 24, 2014 both parties entered into a lease agreement (the “Agreement”). A lease addendum was later entered into on February 25, 2014. The Agreement provided that, effective from July 18, 2013 to April 30, 2018, XinAo shall rent Beijing Chengda’s property, the Concrete Station, and assume all credits and debts incurred during the term of the lease agreement. Mr. Xianfu Han and Mr. Weili He signed a personal guaranty agreement with Xin Ao to undertake the liabilities of Xin Ao in the event of its breach on the lease agreement. On March 31, 2017, Beijing Chengda was sued by Beijing Zhongtong Jiang Xin’hang Construction Materials Co., Ltd for an unpaid balance in an amount of RMB 6,246,059 (approximately US$917,246 in total) in connection with utilizing the Concrete Station. Beijing Chengda then brought a lawsuit against Xin Ao for the payment of such unpaid balance together with the legal fees in connection with the lawsuit. The case is still under review by the court, and no potential judgment amount has been decided.

5)	Labor disputes

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$249,939). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. As of the date of the report, Sihong has not made any payment.

Note 15 - Concentrations of risk

Credit risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and notes receivable, other receivables and advances on equipment purchases.

As of June 30, 2017, approximately $4.2 million was on deposit with a bank located in the PRC subject to credit risk. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD $74,000). Management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts and notes receivable, other receivables and advances on inventory purchases are subject to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the year ended June 30, 2017, the Company had one customer accounted for approximately 12.0% of total revenue. For the year ended June 30, 2016, no customer accounted for more than 10% of total revenue. As of June 30, 2017 and 2016, no customer accounted for more than 10% of the total balance of accounts receivable. As of June 30, 2017 and 2016, the total accounts receivable for top five customers is approximately $17.9 million and $13.1 million, respectively

For the year ended June 30, 2017, the Company had one vendor representing approximately 19% of total purchases. For the year ended June 30, 2016, no vendor accounted for more than 10% of total purchases. As of June 30, 2017, no vendor accounted for more than 10% of the total balance of accounts payable. As of June 30, 2016, one vendor accounted for approximately 11% of total balance of accounts payable.

Note 16 – Subsequent events

In April 2018, the Company guaranteed approximately US$10.4 million (RMB 69,000,000) that a related-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,419,000	April 11, 2019

The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is remote.

In July 2018, the Company proposed to adopt the Agreement and Plan of Merger by and between the Company and China Advanced Construction Materials Group, Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“CADC Cayman”).

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS
AS OF JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$456	$456
Total current assets	456	456

OTHER ASSETS:
Prepayments and advances	-	-
Intercompany receivable	17,192,991	17,192,991
Investment in subsidiaries	-	5,134,283
Total other assets	17,192,991	22,327,274

Total assets	$17,193,447	$22,327,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Other payables - shareholders	$1,800,000	$1,200,000
Total current liabilities	1,800,000	1,200,000

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	5,514,463	-
Total other liabilities	5,514,463	-

Total liabilities	7,314,463	1,200,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no share issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 and 2,180,799 shares issued and outstanding as of June 30, 2017 and 2016, respectively	2,388	2,181
Additional paid-in-capital	38,662,377	38,373,584
Accumulated deficit	(42,242,951)	(31,204,831)
Statutory reserves	6,248,092	6,248,357
Accumulated other comprehensive income	7,209,078	7,708,439
Total shareholders’ equity	9,878,984	21,127,730
Total liabilities and shareholders’ equity	$17,193,447	$22,327,730

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(889,000)	$(1,098,604)
LOSS FROM OPERATIONS	(889,000)	(1,098,604)
EQUITY LOSS OF SUBSIDIARIES	(10,149,120)	(14,707,410)
NET LOSS	(11,038,120)	(15,806,014)
OTHER COMPREHENSIVE LOSS -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(499,361)	(2,766,786)
COMPREHENSIVE LOSS	$(11,537,481)	$(18,572,800)

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.
SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,038,120)	$(15,806,014)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	289,000	498,604
Loss from subsidiaries	10,149,120	14,707,410
Changes in operating assets and liabilities
Other payables - shareholders	600,000	600,000
Net cash provided by (used in) operating activities	-	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

NET CHANGE IN CASH	-	-

CASH, beginning of year	456	456

CASH, end of year	$456	$456

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

UNAUDITED CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2.	Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of a registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

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

On August 20, 2016, the Company granted a total of 106,859 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to a consultant as compensation for the consulting services to be provided. The shares are to vest in two tranches upon achieving certain milestones. On January 15, 2018, 50,000 shares have vested of the first tranche and 56,859 shares have been forfeited and cancelled of the second tranche.

On August 20, 2016, the Company granted a total of 100,000 shares of the Company’s restricted stock at $2.89 per share under the 2009 Equity Incentive Plan to two employees as compensation. The shares vested immediately upon grant.

For the years ended June 30, 2017 and 2016, the Company recognized $0.3 million and $0.5 million of compensation expenses related to these stock grants, respectively.

Following is a summary of the restricted stock grants:

		Weighted Average	Aggregate
		Grant Date	Aggregate
Restricted stock grants	Shares	Fair Value Per Share	Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$289,000
Unvested as of June 30, 2017	106,859	$2.89	$308,823

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

Date: November 21, 2018	By:	/s/ Xianfu Han
Xianfu Han
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	November 21, 2018
Xianfu Han	(principal executive officer)

/s/ Weili He	Vice Chairman, Chief Operating Officer and	November 21, 2018
Weili He	Interim Chief Financial Officer (interim principal financial officer and principal accounting officer)

/s/ Tao Jin	Director	November 21, 2018
Tao Jin

/s/ Wei Pei	Director	November 21, 2018
Wei Pei

/s/ Jiehui Fan	Director	November 21, 2018
Jiehui Fan

51