Form 10-K
period 2018-06-30
China Advanced Construction Materials Group, Inc
filed 2018-12-10
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

At December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were 2,387,658 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Capital Market) was approximately $6.4 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 3, 2018, there were 5,584,626 shares of the Registrant’s common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our expectations regarding the market for our concrete products and services;

●	our expectations regarding the continued growth of the concrete industry;

●	our beliefs regarding the competitiveness of our products;

●	our expectations regarding the expansion of our manufacturing capacity;

●	our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;

●	our future business development, results of operations and financial condition;

●	competition from other manufacturers of concrete products;

●	the loss of any member of our management team;

●	our ability to integrate acquired subsidiaries and operations into existing operations;

●	market conditions affecting our equity capital;

●	our ability to successfully implement our selective acquisition strategy;

●	changes in general economic conditions;

●	changes in accounting rules or the application of such rules;

●	any failure to comply with the periodic filing and other requirements of The Nasdaq Stock Market, or Nasdaq, for continued listing,

●	any failure to identify and remediate the material weaknesses or other deficiencies in our internal control and disclosure control over financial reporting;

●	the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects as a result of the restatements of annual report on form 10-K for the fiscal year ended June 30, 2017 a and quarterly reports on form 10-Q for the periods ended March 31, 2018, December 31, 2017 and September 30, 2017 (herein referred to as “Restated Reports” or “Restatement”).

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

On November 23, 2007, BVI-ACM established a subsidiary, China-ACMH, in China as a wholly owned foreign limited liability company with registered capital of $5 million. Through China-ACMH and its variable interest entity Xin Ao, we are engaged in producing general ready-mixed concrete, customized mechanical refining concrete, and some other concrete-related products which are mainly sold in China. On September 20, 2010, China ACMH established a 100% owned subsidiary, Advanced Investment Holdings Co., Inc., or AIH, in the State of Nevada. AIH never engaged in operations and the Company subsequently dissolved AIH on August 30, 2011.

In March and April 2010, Xin Ao established five 100% owned subsidiaries in China: Beijing Heng Yuan ZhengKe Technical Consulting Co., Ltd (“Heng Yuan ZhengKe”), Beijing Hong Sheng An Construction Materials Co., Ltd (“Hong Sheng An”), Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd (“Heng Tai”), Da Tong Ao Hang Wei Ye Machinery and Equipment Rental Co., Ltd (“Da Tong”) and Luan Xian HengXin Technology Co., Ltd (“Luan Xian HengXin”). Total registered capital for these five subsidiaries was approximately $2.1 million (RMB 14 million) and none of these Xin Ao subsidiaries had actual operation. In February 2017 and prior, all five subsidiaries were dissolved.

Our Business

Our concrete sales business is comprised of the formulation, production and delivery of the Company’s line of C10-C100 concrete mixtures primarily through our current fixed plant, a ready mix concrete batching plant in Beijing. The ready-mixed concrete sales business engages principally in the formulation, preparation and delivery of ready-mixed concrete to the worksites of our customers. We procure raw materials, mix them according to our measured mixing formula, ship the final products in mounted transit mixers to the destination work site, and, for more sophisticated structures, pump the mixture and set it into structural frame molds as per structural design parameters. The process of delivering and setting the ready mix concrete mixture cannot exceed 90 minutes because the chemistry of concrete mixture hardens thereafter. The deliverable radius of a concrete mixture from our ready mix plant in Beijing is approximately 25 kilometers. Traffic conditions would affect the timing and shipment of our concrete mixtures. Since the 2008 Olympics, there are alternating license plate traffic restrictions on many traffic routes in Beijing to ease traffic congestion and associated exhaust pollution. Due to the large amounts of working capital required for the acquisition of raw materials, a supply shortage or degradation of supplier accounts payable credit terms would pose a potential risk to our business.

Our principal market, Beijing, has enjoyed stronger economic growth and a higher demand for construction than other regions of China. As a result, we have witnessed that competitors expanding their sales and build up their distribution networks in our principal market. We anticipate that this trend will continue and likely accelerate. Increased competition may have a material adverse effect on our financial condition and operation results.

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

Demand for Ready-Mixed Concrete

The demand for ready-mixed concrete is substantially effected by the economy scale, number of ongoing infrastructure projects as well as the environmental policies in China. Recently, the fixed asset investment has been slowed down in China and it actually causes a negative growth in the real estate investment industry. Meanwhile, China has strengthened its environmental protection, about 26.6% concrete companies have gone through a production suspension in 2017. The growth rate of the concrete product industry declined 21% based on a ten-month comparison (January to October) from 2017 to 2018. For this same period, the increase rate of sales in concrete industry has also suffered a year decline of about 22% by taking the increase of commodity price into consideration. Therefore, the demand of ready-mixed concrete in China may have a tendency of decrease in near future.

Our Competitive Strengths

Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We manufacture ready-mixed concrete in variations, which in each instance may reflect a specific design use. We generally maintain inventory of raw materials for a short period of time to coordinate our daily material purchases with the time-sensitive delivery requirements of our customers.

The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within hours after mixing. Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within a certain radius of such plant’s location. We produce ready-mixed concrete in batches at our plant and use mixer and other trucks to complete the production process, then distribute and deliver the concrete to the worksites of our customers.

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

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the remaining market for construction materials in China:

●	Large Scale Contractor Relationships. We have contracts with major construction contractors which are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and raise less credit risk to us. For the year ended June 30, 2018, five customers accounted for approximately 36.3% of the Company’s sales and 26.6% of the Company’s accounts receivable as of June 30, 2018. Should we lose these customers in the future and are unable to obtain additional customers, our revenues will suffer.

●	Experienced Management. The technical knowledge and business relationships of our management give us the ability to secure major infrastructure projects, increase production volumes, and implement quality standards and environmentally sensitive policies, and it also provide us with leverage to acquire less sophisticated operators. If there is any significant turnover in our management, we would lose the institutional knowledge held by our existing senior management team.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers hence we maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science &Technology, which assist us with our research and development activities. During our five year agreement with the Institute, we obtain an advantageous status over many of our competitors by gaining access to a wide array of resources and knowledge. The Company incurred research & development expenses of approximately $1.2 million and $0.8 million for the years ended June 30, 2018 and 2017, respectively.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

●	Focusing on High Capacity Utilization. We intend to focus on achieving high capacity utilization in order to efficiently operate our plant, by increasing capacity utilization at our existing plant or expanding capacity by building new plants to meet existing contracts and anticipated increase in demand. As a result, we terminated our leased station in the eastern suburban area of Beijing based on slowing demand for railway construction and the suspension of new and ongoing high speed railway projects stemming from a changing policy announced by China’s Ministry of Rail and national development and reform commission.

●	Mergers and Acquisitions. When capital permits, we intend to capitalize on the challenges that smaller companies are encountering in our industry by acquiring complementary companies at favorable prices. We believe that buying rather than building capacity is an option that may be attractive to us if replacement costs are higher than purchase prices. We continue to look into acquiring smaller concrete manufacturers in China as part of our expansion plans. We have not identified specific targets or entered into any Letters-of-Intent at this time.

●	Vertical Integration. When capital permits, we plan to acquire smaller companies within the construction industry, develop more material recycling centers, and hire additional highly qualified employees. In order to accomplish this, we may need to offer additional equity or debt securities. Certain companies we seek to acquire are suppliers of the raw materials we purchase to manufacture our products. If we do acquire such companies we will have greater control over our raw material costs.

●	Supply Chain Efficiencies and Scale. We intend to streamline our supply chain process and leverage our scale.

●	New Product Offerings. We plan to produce a lightweight aggregate concrete for use in projects and to expand product offerings to include pre-cast concrete.

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

We are building a comprehensive product portfolio that serves the diverse needs of our developing customer base and all unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, each of them is specifically formulated to meet the needs of each project. We provide both industry standard and highly innovative products, including:

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

Our Customers

For the fiscal year ended June 30, 2018, we had one customer, whose sales accounted for more than 10% of our total sales. For the fiscal year ended June 30, 2017, we had one customer, whose sales accounted for more than 10% of our total sales. Five customers accounted for approximately 39.9% and 30.0% of the Company’s sales for the years ended June 30, 2018 and 2017, respectively. The total accounts receivable from these customers amounted to approximately $10.2 million and $13.5 million as of June 30, 2018 and 2017, respectively.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. Our top five suppliers accounted for approximately 36% and 48% of the Company’s purchases for the years ended June 30, 2018 and 2017, respectively. The total accounts payable to these suppliers amounted to approximately $0.7 million and $4.5 million as of June 30, 2018 and 2017, respectively.

Sales and Marketing

General contractors typically select their suppliers of ready-mixed concrete and precast concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department, may influence the purchasing decision, particularly if the concrete has complicated design specifications. In connection with large, complex projects and government-funded projects, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or a competitive bidding process. Our marketing efforts target on general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of our products to quality, consistency and reducing the in-place cost.

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

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industrial demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the specific needs of projects while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, in cooperation with a leading research institution, experienced management and advisory experts. Our research and development expenses were approximately $1.2 million for the year ended June 30, 2018, as compared to $0.8 million for the year ended June 30, 2017.

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

Lightweight Aggregate Concrete & Innovative Pumping Technology

This procedure involves a pumping technology of lightweight aggregate. It is a pretreatment method of lightweight aggregate. Setting appropriate times and pressure, lightweight aggregate will reach an appropriate saturation state under pressure once it is put into a custom designed sealed pressure vessel. Lightweight aggregate concrete was prepared through the above pretreatment method, and would dry quicker under pumping pressure without losing consistency. Accordingly, lightweight aggregate concrete will be easily pumped when applied which shortens the construction time.

Energy-saving Technologies of Phase Change Thermostat Concrete

Energy conservation concrete may adjust and reflect process temperature, which would solve cracking problem brought about by cement heat of hydration in large-scale concrete pours.

Polycarboxylate Series High Performance Water Reducing Agent Compositing Technique

The research and production of water reducing admixture would improve performance while lowering pollution and the environmental impact. Super plasticizer Polycarboxylate series which reduces water requirements is an attractive additive in that it enables high strength concrete, super-strength concrete, high fluidity and super plasticizer concrete, and self-defense concrete. The water reduction of Polycarboxylate may reach 20% to 25%, higher than the current industry standard -- the Naphthaline water reducing agent. The cost of the water reducing agent is highly competitive, as it may replace Naphthaline to be used for high strength and high performance concrete production.

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

We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Beijing Construction Engineering Group, BBMG Group Co., LTD, Beijing Uni-Construction Group., and Jidong Concrete Group. Essentially all of the contracts we bid on are awarded through a competitive bid process with awards generally made to the lowest bidder, though other factors such as shorter completion time or prior experience are often just as important. Within our markets, we compete with many national, regional and local construction corporations. Some of these competitors have achieved greater market penetration or have greater financial and other resources than us. In addition, we compete with a number of state-owned enterprises, which have significantly greater financial resources and competitive advantage than us.

There are approximately100 concrete mixture stations in the Beijing area. The concrete production industry is highly segmented, with no single supplier having greater than a 3% market share.

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

Environmental Matters

We are obligated to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration. Some specific environmental regulations require sealed transportation of dust materials and final products, closed storage of sand and gravel, as well as reduction of noise and dust pollution on worksites and encouragement of the use of waste materials. The governmental regulatory authorities conduct periodic inspections. We have met all the requirements in the past inspections. We are one of the 10 companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

Regulation

The Company has been in compliance with all registrations and requirements for the issuance and maintenance of all licenses and certificates required by the applicable governing authorities, including the Ministry of Construction and the Beijing Administration of Industry & Commerce. The Ministry of Construction awards Level II and Level III qualifications to concrete producers in the PRC construction industry, based on criteria such as production capacity, technical qualifications, registered capital and capital equipment, as well as performance on their past projects. Level II companies are licensed to produce concrete of all strength levels as well as special concretes, and Level III producers are licensed to produce concrete with strength level C60 and below. We are currently a Level II concrete producer.

Additionally, to make improvements at our currently existing plant, we do not need to apply for regulatory approval. However, should we build new concrete plants, we will need to (i) apply for a business license from the local Administration of Industry and Commerce, (ii) receive environmental approval from the local Environmental Protection Bureau in the relevant district area, and (iii) apply for an Industry Qualification Certificate from the local Municipal Construction Committee. The time estimated to receive each of these approvals is approximately one month. In the past, we have not been rejected by any of these three regulators for approval.

Our Labor Force

As of June 30, 2018, we employed 269 full-time employees. The following table sets forth the number of our full-time employees by function as of June 30, 2018.

Employees/Independent Contractors and their Functions

Management & Administrative Staff	56	20.82%
Sales	19	7.06%
Technical & Engineering Staff	32	11.90%
Production Staff	40	14.87%
Drivers & Heavy Equipment Operators	63	23.42%
Sub-Total	210	78.07%
Independent Contractors	59	21.93%
Total	269	100.00%

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

Proposed Re-domicile

On September 26, 2018, we filed a definitive proxy statement to change our place of incorporation from Nevada to the Cayman Islands. The re-domicile is expected to involve the Company’s merger with a newly formed subsidiary, as a result of which we will become a wholly owned subsidiary of a Cayman Islands holding company (“CADC Cayman”). It is expected that each outstanding share of common stock of the Company will be converted into the right to receive one ordinary share of CADC Cayman, which will be issued by CADC Cayman in connection with the merger pursuant to a registered offering. Following the merger, CADC Cayman, together with its subsidiaries, is expected to own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. While CADC Cayman will be taxed as a United States corporation, it is expected to qualify as a foreign private issuer for purposes of its reporting obligations with the SEC, which we expect will reduce our compliance operating costs. The ordinary shares of CADC Cayman are expected to be listed on the NASDAQ Stock Market.

Restatement and Independent Investigation

On October 6, 2018, the Audit Committee of the Board of Directors of the Company, after consultation with the Company’s then independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s audited financial statements at and for the period ended June 30, 2017 contained in the Company’s Annual Reports on Form 10-K originally filed with the SEC on September 28, 2018 as well as the unaudited financial statements at and for the periods ended March 31, 2018, December 31, 2017 and September 30, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on November 15, 2017, February 13, 2018 and May 15, 2018, respectively, should no longer be relied upon. The Company’s review of the above mentioned filings revealed that the financial statements in such filings contained errors primarily as a result of omission of certain contingencies.

As a result of such review, the Company has decided to restate the financial statements for the fiscal year ended June 30, 2017 as well as those for the fiscal quarters ended March 31, 2018, December 31, 2017 and September 30, 2017.

As a result of the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods.

In connection with above finding, the Audit Committee commenced an independent investigation into the reasons that led to the Company’s conclusion that the previously filed financials should no longer be relied upon. Specially, the Audit Committee engaged an independent investigation team to investigate the circumstances surrounding errors in Company’s financial statements, which primarily resulted from the omission of certain actual and contingent legal liabilities. The investigation concluded in mid-November 2018. The investigation team found several reasons that appear to have caused, or contributed to, the failures to promptly identify and disclose the legal proceedings and contingencies, including, 1) the Head of the Legal Department’s significant lack of understanding of the important of timely disclosure of legal proceedings and the Legal Department’s problematic decision-making process with regard to reporting of legal proceedings; 2) the Company’s lack of accounting personnel trained in U.S. GAAP; 3) the Company’s need for a full-time CFO; 4) the ongoing lack of communication and coordination between executive management and the various departments within the Company; and 5) the Company’s failures to timely address significant deficiencies and material weaknesses in the Company’s internal control over financial reporting.

As of the date of this Annual Report, the Company is in the process of conducting a comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedures.

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

RISKS RELATED TO OUR BUSINESS

We may be exposed to liability due to the legal proceedings involving Xin Ao.

As of June 30, 2018, Xin Ao was subject to several civil lawsuits with potential judgments in the amount of approximately $14.2 million and the likelihood of the outcome of some of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the controlling shareholders  of Xin Ao and we are a U.S. public company, the plaintiffs included Xin Ao in the legal proceedings. Although Xin Ao was not involved in some of the lawsuits, it was named as co-defendant. In the event the companies Mr. Han and Mr. He previously provided personal guarantees too were involved in any new legal proceedings, Xin Ao may have additional exposure in such proceedings in the future. Although Mr. Han and Mr. He provided indemnity to Xin Ao pursuant to certain indemnification agreements to indemnify Xin Ao for the outstanding claims, Xin Ao may have exposure, to the extent there are any new or additional claims, Xin Ao may have additional exposure. In the event Mr. Han or Mr. He defaults on their Indemnification Agreements or are unable to fulfill their obligations under the Indemnification Agreements, Xin Ao may have exposure. Any Increase in the Company’s accrued liability for litigation could negatively affect our stockholders’ equity working capital and results of operations in the future.

Our business is subject to the risk of supplier concentration.

Our top five suppliers provide approximately 36.3% of the sourcing of the raw materials for our concrete production business for the year ended June 30, 2018. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost revenue, added costs and distribution delays that could harm our business and customer relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our distribution agreements or any adverse change in the terms of such agreements, which could have an adverse impact on our revenues and profitability.

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

One of our strategies is to grow through increasing the distribution and sales of our products by penetrating existing markets in China and entering new geographic markets in China. However, many obstacles to entering such new markets exist including, but not limited to, competition from established companies in such existing markets in China. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

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

Our concrete production plant in Beijing may be subject to a general city rezoning plan which has been prepared by the Beijing municipal government. Under the rezoning plan, it is intended that the properties where this plant is located will be rezoned from industrial to commercial use. If and when implemented in respect of those properties, the rezoning plan may require us to vacate these properties and relocate the plant. In the event we are required to vacate the plant, we would implement certain strategies to minimize any loss of production capacity during relocation. There can be no assurance that our strategies to deal with the relocation of the facilities can be implemented, or that such strategies can be implemented before we are required to vacate the plant due to the proposed general city rezoning plan. If we are required to relocate the plant, our results of operations and financial condition may be materially and adversely affected.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We produce, sell and deliver ready-mix concrete, and rely on suppliers, that have in the past and may in the future experience financial difficulties, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulties recovering amounts owed to us from these customers, or demand for our services from these customers could decline. Furthermore, the government tightened monetary policy in order to regulate inflation, which in turn led to delayed payment on our housing construction projects. Due to concern over inflation, the Chinese government began to tighten its monetary policy from October of 2010, which affected the real estate and construction industries adversely. As a result, our accounts receivable increased and the provision for doubtful accounts also increased. Some of our customers appeared to suffer from declining business and shortage in cash. The allowance for doubtful accounts increased to approximately $19.3 million as of June 30, 2018, compared to approximately $15.8 million as of June 30, 2017. In fact, our provision for doubtful accounts, as a percentage of our overall accounts receivable, has increased from approximately 25% as of June 30, 2017, to approximately 31% as of June 30, 2018. The inability to collect on our outstanding accounts receivable could adversely affect our operating cash flows and reduce our working capital. As a result, we may suffer material write-offs on our accounts receivable. The inability of our suppliers to supply us with needed raw materials could adversely affect our production process and therefore, we may not be able to fulfill our contract arrangements with customers.

We rely on internal models to manage risk, to provide accounting estimates and to make other business decisions. Our results could be adversely affected if those models do not provide reliable estimates or predictions of future activity.

We rely heavily on internal models in making a variety of decisions crucial to the successful operation of our business, including the allowance for doubtful accounts and other accounting estimates. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently. Due to the factors described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we may, among other things, experience actual write-offs that exceed our estimates and which are possibly greater than our allowance for doubtful accounts, or which require material adjustments to the allowance. Unanticipated and excessive default and write-off experience can adversely affect our profitability and financial condition and adversely affect our ability to finance our business.

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

On October 6, 2018, the Audit Committee of the Board of Directors, after consultation with the Company’s then independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s audited financial statements at and for the year ended June 30, 2017 contained in the Company’s Annual Report on Form 10-K originally filed with the SEC on as well the unaudited financial statements at and for the periods ended March 31, 2018, December 31, 2017 and September 30, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on November 15, 2017, February 13, 2018 and May 15, 2018, respectively, should no longer be relied upon. The Company’s review of the above-mentioned filings revealed that the financial statements in such filings contained errors primarily as a result of omission of certain contingencies. As a result of such review, the Company has decided to make certain corrections to include certain contingencies disclosure in the aforementioned consolidated financial statements and notes thereto. The Company also evaluated whether any of the contingencies’ losses should be recorded in the aforementioned consolidated financial statements and recorded $1.2 million of contingent liabilities for the year ended June 30, 2018. As a result of the errors described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods.

Furthermore, as discussed in “Part II, Item 9A. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting, which were not remediated as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of the date of this Annual Report, we are re-assessing the design of our controls and modifying processes related to the identification and reporting for contingencies. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control over financial reporting will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatements in our periodic reports with the SEC. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, we may have difficulty in filing timely periodic reports with the SEC, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

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

Our future business and results of operations depend in significant part upon the continued financial and professional contributions of our key technical and senior management personnel, including Xianfu Han, our Chairman and Chief Executive Officer and Weili He, our Vice-Chairman and interim Chief Financial Officer. Mr. Han and Mr. He They also depend in significant part upon our ability to attract and retain additional qualified management, technical, operational and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Our Chairman, Xianfu Han, owns approximately 2.8% of our outstanding voting securities and our Vice-Chairman, Weili He, owns approximately 2.8% of our outstanding voting securities as of the date of this annual report, in a fully-diluted share base.  As a result, each have significant influence over our business, including decisions regarding mergers, consolidations, liquidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Under current law, the auditor attestation will not be required as long as our filing status remains as a smaller reporting company, but we may cease to be a smaller reporting company in future years, in which case we will be subject to the auditor attestation requirement. We were subject to management report for the fiscal year ended June 30, 2018, and a report of our management for the 2018 fiscal year is included under Item 9A of this annual report concluding that, as of June 30, 2018, our internal controls over financial reporting were not effective. Specifically, certain contingencies related to legal proceedings involving our VIE entity, Xin Ao and/or our executive officers, were not identified nor disclosed in a timely manner. If we cannot remediate the material weakness identified in a timely manner or, if and when we are subject to the auditor attestation report requirement, we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which could adversely affect the price of our common stock.

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

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. Also, an administrative fine may be imposed on the employers as well as the key management members. As of June 30, 2018, Xin Ao has fully contributed the social insurance premium and housing accumulation fund according to PRC laws and regulations.

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

Our business is capital intensive and highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance the working capital requirements and the capital expenditures of the Company. There are a number of factors, such as the demand for the Company’s products, economic conditions, the competitive pricing in the concrete-mix industry, the Company’s operating results not continuing to deteriorate and the Company’s bank and shareholders being able to provide continued support, might result in insufficient funds to meet our working capital requirements, operating expenses and capital expenditure obligations. Due to recurring losses, the Company’s working capital was approximately $9.2 million as of June 30, 2018 as compared to $7.5 million as of June 30, 2017. As of June 30, 2018, cash on-hand balance of approximately $1.1 million with the remaining current assets are mainly composed of accounts receivables and prepayments and advances. If we fail to realize the current assets within the normal operating cycle, or if we are otherwise unable to establish other available funds, we may not have sufficient funds to meet our working capital requirements and debt obligations, grow our business and revenues, reduce our operating costs and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. From June 30, 2017 to June 30, 2018, the PRC Government increased the value of its currency by approximately 2.3%. China strengthened the value of RMB currency by 2.3% to 6.62 against the US dollar on June 30, 2018 from 6.78 against the US dollar on June 30, 2017. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

We were delinquent in the filing of our periodic reports with the SEC as a result of which we are not in compliance with listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq’s listing rules, we were permitted to submit to Nasdaq a plan to regain compliance with the Nasdaq listing rules. We have submitted such a plan to the Nasdaq Staff, and Nasdaq is yet to decide on whether to grant an extension for us to regain compliance. We expect to file the delinquent report for the quarter ended September 30, 2018 as promptly as practicable following this 10-K filing, however there can be no guarantee that Nasdaq will accept our compliance plan, grant us the extension or that we will be able to file by the extended compliance period, in which case our common stock may be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We lease our 44,041 square meter facility located at Jia 1, SanTaiShan, XiaoHongMen County, ChaoYang District, Beijing, China, from Beijing SanTaiShan Chemical Trading & Logistics Co., who was granted land use rights from the PRC government. The lease provides for a four-year term beginning on October 1, 2013, with the option to extend following expiration. The lease is extended to September 30, 2022. The annual rent on the property is approximately $414,000. We also have a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. In addition, we have a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $25,000. We also have a lease agreement for office space in New York through May 31, 2019, with annual payments of $27,600.

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

Item 3. Legal Proceedings

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue costs for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the outstanding claims.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.4 million (including interest and penalty of $0.2 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the year ended June 30, 2018, additional estimated claims charges of approximately $2.8 million for remaining claim balances are presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this 10-K, the Company’s management does not expect any other material liability from the disposition of claims from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in the litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of June 30, 2018, the Company had approximately $4.4 million in accrued contingent liabilities, net of litigation paid by related party of approximately $1.3 million, and an additional $2.8 million claims charges for the year ended June 30, 2018. As of June 30, 2018, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claims amount as of June 30, 2018	Interest and penalties	Total claims amount as of June 30, 2018
1) Guarantees	$2,234,358	$-	$2,234,358
2) Sales	20,922	9,324	30,246
3) Purchase	1,139,424	125,761	1,265,185
4) Leases	2,066,269	95,987	2,162,256
5) Labor	27,003	-	27,003
6) Others	12,738	-	12,738
Total	$5,500,714	$231,072	5,731,786
Payments			(1,300,999)
Accrued contingent liabilities			$4,430,787

(ii)	Legal matters

As of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.2 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. Some of these lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in any of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.2 million.

The type of litigation disputes with contingencies associated with are summarized as follows as of June 30, 2018:

Dispute matter	Claims amount as of June 30, 2018	Interest and penalties	Total claims amount as of June 30, 2018
1) Guarantees	$58,126,066	$10,442,814	$68,568,880
2) Purchase	1,643,380	41,476	1,684,856
3) Leases	928,387	-	928,387
4) Labor	236,542	-	236,542
Total	$60,934,375	$10,484,290	71,418,665
Settled claims			(57,257,305)
Remaining claims amount			$14,161,360

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)

Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.6 million)  with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$46.1 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.7 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The  PRC legal counsel of Xin Ao indicated Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership has not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable of the exposure to the pending judgements as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default in its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, which is a shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million).

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay off the principal and interest of RMB2,927,400 (approximately US$0.4 million) under its loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants. The Court rendered a judgement in May 2018, ruling that

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest of the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million) against the respondents. Mr. Han and Mr. He have provided personal indemnity for Xin’Ao’s potential guarantee liability.

2)	Purchase dispute

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was in an aggregate amount of RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified on such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

(b)	Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was in an aggregate amount of RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

3)	Leasing disputes

On March 6, 2018, Beijing Chengda Yu Concrete Co., Ltd (“Beijing Chengda”) file a lawsuit against Xin Ao in connection with Xin Ao’s breach of a rental lease. Beijing Chengda stated that on January 24, 2014 both parties entered into a lease agreement (the “Agreement”). A lease addendum was later entered into on February 25, 2014. The Agreement provided that, effective from July 18, 2013 to April 30, 2018, XinAo shall rent Beijing Chengda’s property, the Concrete Station, and assume all credits and debts incurred during the term of the lease agreement. Mr. Xianfu Han and Mr. Weili He signed a personal guaranty agreement with Xin Ao to undertake the liabilities of Xin Ao in the event of its breach on the lease agreement. On March 31, 2017, Beijing Chengda was sued by Beijing Zhongtong Jiang Xin’hang Construction Materials Co., Ltd for an unpaid balance in an amount of RMB 6,246,059 (approximately US$0.9 million in total) in connection with utilizing the Concrete Station. Beijing Chengda then brought a lawsuit against Xin Ao for the payment of such unpaid balance together with the legal fees in connection with the lawsuit. The case is still under review by the court, and no potential judgment amount has been decided.

4)	Labor disputes

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$0.3 million). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

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

Year	Quarter Ending	High	Low
2018	June 30	$8.75	$2.05
2018	March 31	$5.35	$2.10
2017	December 31	$9.75	$1.65
2017	September 30	$2.50	$1.55
2017	June 30	$3.80	$2.00
2017	March 31	$3.15	$2.00
2016	December 31	$3.20	$1.50
2016	September 30	$5.68	$2.24

Unregistered Sales of Securities.

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

On May 29, 2018, the Company issued 300,000 shares of common stock of the Company’s at the price of $2.00 per share pursuant to certain Stock Purchase Agreement (the “SPA”) dated May 28, 2018 to certain “non-US persons” as defined in Regulation S promulgated under Securities Act (the “Purchasers”). The Shares issued in the Offering are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

On July 25, 2018, the Company sold 45,977 shares of common stock at the price of $6.525 per share for total proceeds of USD$300,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 23, 2018, the Company sold 50,000 shares of common stock at the price of $3.0 per share for total proceeds of USD$150,000 to certain third-party individual. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Holders of Common Stock

As of December 3, 2018, there were 386 stockholders of record of our common stock.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries Xin Ao Construction Materials, Inc. (“BVI-ACM”), Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entity, Beijing XinAo Concrete Group (“Xin Ao”) and its subsidiaries. We engage in the production and supply of advanced construction materials for large-scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large-scale, and environmentally-friendly construction projects that are only sold in the People’s Republic of China (“PRC”).

During the year ended June 30, 2018, we supplied materials and provided services to our projects through one ready-mixed concrete plant in Beijing.

Our management believes that we have the ability to capture a greater share of the Beijing market via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-	Large-Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the year ended June 30, 2018, one customer accounted for approximately 11.4% our sales. Should we lose any large-scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

-	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

-	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology. We entered into technical service contracts with these research institutes to further improve our production and products. If our research and development efforts are not sufficient to adapt to the change in technology in the industry, our products may not compete effectively.

-	Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially, all of the contracts on which we bid are awarded through a competitive bidding process, with award contracts often being made awarded to the lowest bidder, though other factors such as shorter schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state- owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our markets and compete with us for contracts. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Consolidated Results of Operations

Comparison of the years ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations for the years ended June 30, 2018 and 2017, in US dollars:

	Years ended
	June 30,
				Percentage
	2018	2017	Change	Change
Revenue	$45,734,647	$45,048,413	$686,234	2%
Cost of revenue	39,022,360	43,953,477	(4,931,117)	(11)%
Gross profit	6,712,287	1,094,936	5,617,351	513%
Provision for doubtful accounts	(2,184,221)	(3,352,063)	1,167,842	(35)%
Selling, general and administrative expenses	(6,689,669)	(5,669,702)	(1,019,967)	18%
Research and development expenses	(1,182,133)	(846,438)	(335,695)	40%
Loss from operations	(3,343,736)	(8,773,267)	5,429,531	(62)%
Other expense, net	(4,056,229)	(2,264,853)	(1,791,376)	79%
Loss before provision for income taxes	(7,399,965)	(11,038,120)	3,638,155	(33)%
Provision for income taxes	-	-	-	-%
Net loss	$(7,399,965)	$(11,038,120)	$3,638,155	(33)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the year ended June 30, 2018, we generated revenue of approximately $45.7 million, as compared to approximately $45.0 million during the year ended June 30, 2017, an increase of approximately $0.7 million, or 2%. The increase in revenue was principally due to increased selling unit price by 21.7% resulting from the turnaround of the concrete industry. In late 2017, the local government shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of concrete was reduced. The increase was also due to the appreciation of Chinese Reminbi (“RMB”) against the U.S. dollar of 4.5%. The increase in revenue was offset by 20.3% decrease of sales volume due to the suspension or production limitation policy enforced by certain districts of the local government on some of our customers starting on November 15, 2017. The policy prohibits construction jobsites in certain areas from producing industrial waste or dust to aggravate winter haze weather during the winter time. Our production returned to normal levels on March 15, 2018 after the suspension and production limitations were removed from our customers.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $39.0 million for the year ended June 30, 2018, as compared to approximately $43.9 million for the year ended June 30, 2017, an decrease of approximately $4.9 million, or 11%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume mainly due to the suspension or production limitation policies as discussed above partially offset by the increase of unit production costs of 6.5%, which was principally caused by unit price inflation of our raw materials, such as cement, stone, slag powder and mine powder for the year ended June 30, 2018, as compared to the same period in 2017.

Gross Profit. Gross profit was approximately $6.7 million for the year ended June 30, 2018, as compared to approximately $1.1 million of gross profit for the year ended June 30, 2017, a positive change of approximately $5.6 million, which was primarily due to the increase of our selling price of concrete at a higher rate than the slight increase of unit production cost during the year ended June 30, 2018 as compared to the same period in 2017 for the reasons as discussed above.

Provision for Doubtful Accounts. We made a provision of doubtful accounts charge of approximately $2.2 million for the year ended June 30, 2018 as compared to provision of doubtful accounts charge of approximately $3.4 million during the year ended June 30, 2017, a decrease of approximately $1.2 million, or 35%. The change was attributable to the fact that we collected more of our aged accounts receivable and other receivables that were over 720 days past due during the year ended June 30, 2018 as compared to the same period in 2017 and we correspondingly resulted in recovery for doubtful accounts in accordance with our allowance policy. The decrease was offset by an increase of the provision of doubtful accounts of prepayments – related party as the related party is being named as a joint defendant in one of our civil lawsuits, so we made approximately $0.3 million allowance for prepayments – related party.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $6.7 million for the year ended June 30, 2018 as compared to approximately $5.7 million for the year ended June 30, 2017, an increase of approximately $1.0 million. The increase was primarily due to a $0.1 million increase in legal expenses and $1.1 million increase in compensation expense. The increase was offset by $0.1 million decrease in social insurance expense and $0.1 million decrease in meals and entertainment expense as compared to the year ended June 30, 2017.

Research and Development Expenses. Research and development expenses were approximately $1.2 million for the year ended June 30, 2018 as compared to $0.8 million for the same period in 2017. We increased our research and development expenditures during this period as we worked to improve our competitive advantage with respect to our products.

Loss from Operations. We incurred a loss from operations of approximately $3.3 million and a loss of approximately $8.8 million for the years ended June 30, 2018 and 2017, respectively. The decrease of approximately $5.5 million was primarily due to the reasons previously discussed.

Other Income (Expense), Net. Our other income (expense) consists of interest income (expense), finance expense and other non-operating income (expense). We had other income of approximately $112,000 and $407,000 during the years ended June 30, 2018 and 2017, respectively. We earned interest income of approximately $6,000 and $30,000 for the years ended June 30, 2018 and 2017, respectively. Approximately $1,360,000 and $831,000 of interest expense was recorded for the years ended June 30, 2018 and 2017, and approximately $5,000 and $604,000 of finance expense was recorded for the years ended June 30, 2018 and 2017. Approximately $2.8 million and $1.3 million of estimated claims interest charges were recorded for the years ended June 30, 2018 and 2017 due to legal actions related to several lawsuits against Xin Ao.

Provision for Income Taxes. We did not incur income tax expense for the years ended June 30, 2018 and 2017 as we had net operating losses.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax asset for net operating loss carryforward in the U.S at the lower enacted tax rate of 21%. However, this remeasurment has no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. However, this one-time transition tax had no effect on our income tax expense as we have no undistributed foreign earnings through June 30, 2018 as we have cumulative foreign losses as of June 30, 2018.

Net Loss. We incurred net loss of approximately $7.4 million for the year ended June 30, 2018, as compared to a net loss of approximately $11.0 million for the year ended June 30, 2017. This change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of approximately $1.1 million, which was held by our consolidated subsidiaries and VIE located outside the U.S. We would be required to accrue and pay U.S. taxes if we were to repatriate these funds. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $7.0 million as of June 30, 2018, as compared to $6.2 million as of June 30, 2017. As of June 30, 2018, in addition to cash on-hand, we also have other current assets mainly composed of accounts receivable and prepayments.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2018. We expect to realize balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

●	Equity financing.

●	Other available sources of financing from PRC banks and other financial institutions, given our credit history.

●	Financial support and credit guarantee commitments from Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers.

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

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.4 million, (see Note 12 in the accompanying notes to the consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.2 million (see Note 12 in the accompanying notes to the consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws.  Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay.  Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of June 30, 2018 would be reduced from approximately $7.0 million to  a net working capital deficiency of approximately $7.2 million.

The management of the Company has considered whether there is a going concern issue due to the Company’s recurring losses from operations, the estimated claims charges and the possible additional exposure for pending actions against Company which is presently unknown. Based upon the personal indemnifications of Mr. Han and Mr. He and their agreement to provide the necessary funds to the Company to continue its operations should the need arise, the management of the Company believes that it has alleviated the going concern issue.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the years ended
	June 30,
	2018	2017
Net cash provided by operating activities	$2,450,018	$1,700,657
Net cash used in investing activities	(138,151)	(210,962)
Net cash used in financing activities	(1,409,812)	(2,248,081)
Effect of foreign currency translation on cash and cash equivalents	(28,043)	(23,905)
Net increase (decrease) in cash and cash equivalents	$874,012	$(782,291)

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $2.5 million for the year ended June 30, 2018, which was attributable to a net loss of $7.4 million and adjustments to reconcile the net loss to net cash provided by operating activities of $4.8 million, including adjustments for $1.2 million of depreciation, $1.4 million of stock-based compensation expense, and $2.2 million of a provision for doubtful accounts. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for decrease of inventories of $0.2 million, decrease of other receivables of $1.5 million, reduction of prepayments and advances of $16.0 million from third parties and reduction of prepayments and advances of $4.2 million from a related party as we have already secured enough materials for production, the addition of $1.0 million in customer deposits, excluding non-cash offset of $0.7 million, addition of $0.7 million other payables-shareholders, excluding a non-cash offset of $1.0 million and an increase of $2.8 million in accrued liabilities and contingent liabilities, excluding a non-cash offset of $2.5 million. Net cash inflow was primarily offset by an increase of accounts receivable of $4.6 million, excluding a non-cash offset of $6.9 million, payments of accounts payable $12.8 million, excluding non-cash offset of $6.9 million, payments of other payables of $3.9 million, excluding a non-cash offset of $0.1 million, as we had sufficient cash flow to pay down our accounts payable and other payables when due,.

Investing Activities. Net cash used in investing activities was approximately $0.1 million, excluding $0.1 million non-cash offset of $0.1 million, for the year ended June 30, 2018, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $1.4 million for the year ended June 30, 2018, which was primarily attributable to $26.6 million for the repayments of bank loans, $14.6 million for the repayments of notes payable. Net cash outflow was offset by $34.7 million in new bank loans, $0.1 million borrowings from shareholders, excluding non-cash offset of $1.0 million, receipt of $0.6 million common stock and the release of $4.4 million of restricted cash.

Cash and cash equivalents. As of June 30, 2018, we had cash and cash equivalents of approximately $1.1 million as compared to approximately $0.2 million as of June 30, 2017. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities. We had a total of approximately $26.1 million and $31.7 million outstanding on loans and credit facilities as of June 30, 2018 and June 30, 2017, respectively. See Note 6 to our consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC810, the Company concluded that Xin Ao is a VIE and China ACMH is the primary beneficiary. The financial statements of Xin Ao are consolidated with China ACM’s financial statements.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the allowance for doubtful accounts, the valuation allowance for deferred tax assets, and prepayments and advances, stock-based compensation, contingent liabilities, fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Revenue recognition

Revenue is realized or realizable and earned when the following four criteria are met:

●	Persuasive evidence of an arrangement exists (the Company considers its sales contracts to be pervasive evidence of an arrangement);

●	Delivery has occurred;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability of payment is reasonably assured.

The Company sells its concrete products primarily to major local construction companies. Sales agreements are signed with each customer. The agreements list all terms and conditions with the exception of the delivery date and quantity, which are evidenced separately in purchase orders. The purchase price of products is fixed in the agreement and customers are not permitted to renegotiate after the contracts have been signed. Each agreement includes a cancellation clause if the Company or the customer breach the contract terms specified in the agreement.

The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured.

The Company includes the shipping and handling fee in both revenue and cost of revenue.

Accounts receivable

We extend unsecured credit to our customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry, and the expected collectability of the overdue receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. We provide a provision of a 15% allowance for past due receivables more than 180 days but less than one year, a 40% allowance for past due receivables from one to two years, a 75% allowance for past due receivables beyond two years, a 100% allowance for past due receivables beyond three years, plus additional amounts as necessary, when our collection department determines the collection of the full amount is remote with the approval from our management. Our management has continued to evaluate the reasonableness of the valuation allowance policy and updates it if necessary.

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

There was no impairment charge for the years ended June 30, 2018, and 2017.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by long-lived assets, and thus could result in future impairment losses

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires us to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to the underpayment of income taxes are classified as income tax expense in the period incurred.

Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $424,000.  The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payments of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $25,000. The Company has a lease agreement for office space in New York through May 31, 2019, with annual payments of $27,600.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.4 million and $0.2 million for the years ended June 30, 2018 and 2017.

Contingencies

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue costs for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the outstanding claims.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of June 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately US$4.4 million (including interest and penalty of US$0.2 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities).

During the year ended June 30, 2018, additional estimated claims charges amount of approximately $2.8 million for remaining claim balances are presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this 10-K, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this 10-K report from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in the litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

Legal matters

As of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.2 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of our VIE, Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of June 30, 2018:

Dispute matter	Claims amount as of June 30, 2018	Interest and penalties	Total claims amount as of June 30, 2018
1) Guarantees	$58,126,066	$10,442,814	$68,568,880
2) Purchase	1,643,380	41,476	1,684,856
3) Leases	928,387	-	928,387
4) Labor	236,542	-	236,542
Total	$60,934,375	$10,484,290	71,418,665
Settled claims			(57,257,305)
Remaining claims amount			$14,161,360

Off-Balance Sheet Arrangements

Due to the Company’s consolidated VIE being named as a guarantor for certain agreements per the courts in the PRC (see Note 12 for details), we may have some off-balance sheet arrangements that could have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures and capital resources that is material to our stockholders. On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from the civil lawsuits mentioned above.

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

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The RMB does not fluctuate with the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2017, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The RMB started to appreciate during 2017 and the trend of appreciation fluctuated during the year ended June 30, 2018. Compared with the lowest point of RMB versus U.S. dollars in 2017, the RMB has appreciated by 4.5% compared to the exchange rate as of June 30, 2018. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. In addition, the value of RMB could be affected by the proposed tariffs regarding trade with the United States.

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

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, foreign currency exchange losses may be magnified by the PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2018 and 2017 begins on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Resignation of Previous Independent Registered Public Accounting Firm

By letter dated (and received) October 11, 2018, our independent registered public accounting firm, Friedman LLP (“Friedman”) notified the Audit Committee of the Board of Directors of China Advanced Construction Materials Group, Inc. (the “Company”, “we”, or “us”) of its resignation as the Company’s independent registered public accounting firm. On October 11, 2018, the Board of Directors accepted such resignation. The auditor’s report of Friedman on the Company’s consolidated financial statements as of and for the year ended June 30, 2016 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

On October 6, 2018, the Audit Committee of the Board of Directors, after consultation with the Company’s then independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s audited financial statements at and for the year ended June 30, 2017 contained in the Company’s Annual Report on Form 10-K originally filed with the SEC on as well the unaudited financial statements at and for the periods ended March 31, 2018, December 31, 2017 and September 30, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on November 15, 2017, February 13, 2018 and May 15, 2018, respectively, should no longer be relied upon.

During the two most recent fiscal years and through the subsequent interim period preceding Friedman’s resignation, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Friedman would have caused Friedman to make reference to the subject matter thereof in its reports for such fiscal years and interim periods, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of this disclosure to Friedman and have requested that Friedman furnish us with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether such firm agrees with the above statements or, if not, stating the respects in which it does not agree. We have received the requested letter from Friedman, and a copy of their letter is filed with the Securities and Exchange Commission on October 16, 2018 in our Current Report on Form 8-K as Exhibit 16.1.

(b) Engagement of New Independent Registered Public Accounting Firm

On October 13, 2018, the Board of Directors approved the engagement of Wei Wei & Co., LLP (“WWC”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2018 and 2017.

During the two most recent fiscal years and through the subsequent interim period preceding WWC’s engagement, the Company has not consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rule 13a-15 under the Exchange Act, in connection with the restatement, our management, including our Chief Executive Officer and interim Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, we concluded that as of June 30, 2018, due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of June 30, 2018, our internal control over financial reporting, because of the material weaknesses in our internal control over financial reporting described below, were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●

the Head of the Legal Department’s significant lack of understanding of the importance of timely disclosure of legal proceedings and the Legal Department’s problematic decision-making process with regards to reporting of legal proceedings;

●	The ongoing lack of communication and coordination between executive management and the various departments within the Company;

●	The personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements;

●	Ineffective supervision of the Company’s internal and disclosure controls over financial reporting.

●	The Company’s issuance of certain restricted shares prior to the obligation being specified or performed; and

●	The Company’s failure to timely identify a related party.

Remediation Plan

Management is in the process of re-assessing the design of certain control activities and developing its remediation plan for the above identified weaknesses. The Company’s actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company has implemented or will implement following remedial measures within its resources as soon as practicable:

●	The prior Head of Legal Department has been terminated and management has commenced a search for a qualified replacement.

●	The Board has commenced a search for a full-time bilingual CFO experienced in U.S. GAAP and in the reporting requirements for a U.S. publicly-listed company;

●	The Nominating Committee has commenced a search for additional bilingual independent director fluent in U.S. GAAP requirements and knowledgeable of U.S. Securities law;

●	Establishing an internal audit function or engage an external consulting firm, to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal controls;

●

Development of written internal controls and procedures relating to litigation management, including the review, assessment, and reporting of all of the Company’s legal proceedings to the CEO, CFO, Accounting Department, and independent auditors;

●	Implementation of a comprehensive training and development plan, for our finance, accounting, legal and internal control personnel, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

As of the date of this 10-K, the Company is in the process of conducting comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedure.

(c) Changes in internal control over financial reporting

Except as otherwise disclosed in this 10-K, during the fourth quarter of fiscal year ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

On July 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, since the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended June 30, 2017, the Company no longer complies with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until August 20, 2018 to submit a plan to regain compliance.

The Company submitted a compliance plan on July 31, 2018 to the Staff. On August 8, 2018, the Staff, considering the Company was proposing to seek shareholder approval to re-domicile the Company in the Cayman Islands, determined to grant the Company an extension until December 27, 2018 to regain compliance with the Rule by holding an annual meeting of shareholders.

On October 15, the Company received a notice from the NASDAQ that, because its Form 10-K for the fiscal year ended June 30, 2018 (the “2018 10-K”) was not filed with the Securities and Exchange Commission by the required due date of October 15, 2018, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). In the October 15, 2018 Notice, NASDAQ indicated that due to the Restatement and subsequently resignation of Friedman, NASDAQ has applied more stringent criteria pursuant to NASDAQ Listing Rule 5101 and therefore the Company has until November 14, 2018 to submit a plan to regain compliance. The compliance plan was required to also provide a summary of the independent investigation into the reasons that led to the Company’s conclusion that the previously filed financials should no longer be relied upon. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for filing the 2018 10-K, or April 15, 2019, to regain compliance.

On November 15, 2018, the Company received a further notice from the NASDAQ notifying the Company that, because its Form 10-Q for the period ended September 30, 2018 was not filed with the Securities and Exchange Commission by the required due date of November14, 2018, and the Company remains delinquent in filing its 2018 10-K, the Company is therefore not in compliance with the periodic filing requirements for continued listing set forth in NASDAQ Listing Rule 5250(c)(1). In the November 15, 2018 notice, NASDAQ granted the Company a two-day extension to submit the compliance plan by November 16, 2018.

The Company submitted the compliance plan on November 16, 2018.

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

Name	Age	Position with the Company	Term as Director of Company
Xianfu Han	57	Chairman, Chief Executive Officer and Director	April 2008 – Present
Weili He	59	Chief Operating Officer, Interim Chief Financial Officer, Vice Chairman and Director	April 2008 – Present
Tao Jin	49	Director	May 2011 – Present
Wei Pei	34	Director	March 2018 – Present
Jiehui Fan	38	Director	June 2018 – Present

Name	Position with the Company and Principal Occupations

Xianfu Han	Mr. Han became our Chairman and Chief Executive Officer on April 29, 2008. From January 2003 to the present, Mr. Han has served as chairman of the board of directors of the Company’s subsidiary Beijing Xin Ao Concrete Group, or Xin Ao. His main responsibilities include daily board leadership and strategy initiatives. Since November 2002, Mr. Han has been Chairman at Beijing Tsinghua University Management School’s Weilun Club. His responsibilities involved daily management work. From January 2001 to March 2007, Mr. Han acted as Executive Vice Chairman of the Beijing Concrete Association. His primary functions involved public relations and communication with various governmental agencies. Mr. Han is a senior engineer with over 25 years of management experience in the building material industry. He contributed to the draft of the “Local Standard of Mineral Admixtures” regulations and was responsible for the “Research and Application of Green High Performance Concrete” published by the Ministry of Construction. Mr. Han has not held any other public company directorships during the past five years.

Mr. Han graduated in 1995 from the Tsinghua University executive MBA program. Mr. Han received his Bachelor degree in engineering management in 1992 from Northern China University of Technology.

Weili He	Mr. He became our Vice-Chairman and Chief Operating Officer on April 29, 2008, and became our Interim Chief Financial Officer on September 21, 2012. His primary responsibility is large client development. From August 2007 to present, Mr. He has worked as Vice Chairman of the board of directors of Xin Ao. From January 2003 to August 2007, Mr. He worked as Chairman of the board of directors of Beijing Xinhang Construction Materials Co., Ltd. His primary responsibilities included strategic planning. Since 2007, Mr. He has served as Vice Chairman of the Beijing Concrete Associations. His primary functions included market research. Mr. He has extensive construction and concrete engineering experience in China and Japan on numerous high profile projects. His primary expertise is plant management and operations. Mr. He received a bachelor’s degree in law from Party School of the Central Committee of C.P.C. Mr. He has not held any other public company directorships during the past five years.

Tao Jin	Mr. Jin became a member of our Board of Directors on May 4, 2011. Mr. Jin is a partner at Vestasia Limited. Prior to that, he had been a senior partner with the Chinese law firm of Jincheng TongDa & Neal, based in Beijing, where he specialized in mergers and acquisitions, foreign investments in China and capital market transactions. Mr. Jin started his legal practice in 1996 at the New York office of Cleary, Gottlieb, Steen & Hamilton where he represented numerous investment banks and corporations in a variety of mergers and acquisitions and capital markets transactions. Mr. Jin joined Sullivan & Cromwell’s Hong Kong office in 1999 where he continued to focus on merger and acquisition transactions. His clients included major multinational corporations, investment banks, PRC corporations and private equity funds. Mr. Jin joined JP Morgan’s legal department in 2002 as head legal counsel for mergers and acquisitions and capital market transactions in China. Immediately prior to joining Jincheng TongDa, Mr. Jin was a partner with Jun He Law Offices from 2005 through 2010. Mr. Jin received his B.S. from Beijing University and his J.D. from Columbia University, and is fluent in English and Mandarin. Mr. Jin is admitted to the New York bar. Mr. Jin has not held any other public company directorships during the past five years.

Mr. Jin serves as Chairman of our Compensation Committee and as a member of our Audit Committee and Nominating and Governance Committee.

Wei Pei	Mr. Pei became a member of our Board of Directors on March 21, 2018. Mr. Pei has served as the Administrative Director of Wanda Picture Television & Media Co. since January 2017, responsible for the HR department and administrative office. He also assists the management work of some filming development projects of the Company. Before that, he worked at the Wanda Hotel Construction Co. since March 2010 in charge of the HR, project management and organizational work. Mr. Pei graduated from Harbin Institute of Technology with a bachelor degree in Business Management in 2006.
Mr. Pei serves as Chairman of the Company’s Nominating and Governance Committee and as a member of our Audit Committee and Compensation Committee.
Jiehui Fan

Ms. Fan is currently the Financial Manager of Hangzhou General Trade Co., Ltd., a position she has held since 2016. Previously, Ms. Fan served as a financial operator for Shanghai Yingzhi Investment Management Co., Ltd., where she raise and set up private equity funds, assist with due diligence, introduce funds, set up the fund’s financial account, and process daily clearing and settlement. Before this, Ms. Fan served as an investment manager at Far East International Leasing Co., Ltd., where she designs investment product structure, complete industry research and relevant research reports, select investment projects, discuss investment opportunities, and establish valuation models. Earlier, Ms. Fan worked at Ernst & Young PLL, where she was responsible for companies’ annual audit. Ms. Fan received her bachelor degree in Management in 2004 from Zhejiang University of Finance and Economics. Ms. Fan has not held any other public Company directorships during the past five years.

Ms. Fan will serve as Chairman of the Company’s Audit Committee and as a member of our Compensation Committee and Nominating and Governance Committee.

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

Xinyong Pei. Mr. Pei brings to the Board extensive experience in the construction industry, both within China and internationally, and years of service in various senior management positions.

Jiehui Fan. Ms. Fan brings to the Board extensive experience in finance and banking and has a high level of financial literacy and sophistication.

Family Relationships

The directors above do not have a family relationship with any director or executive officer of the Company and have not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Involvement in Certain Legal Proceedings

Legal matters

As of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.2 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

The type of litigation disputes with contingencies associated summarized as follows as of June 30, 2018:

Dispute matter	Claims amount as of June 30, 2018	Interest and penalties	Total claims amount as of June 30, 2018
1) Guarantees	$58,126,066	$10,442,814	$68,568,880
2) Purchase	1,643,380	41,476	1,684,856
3) Leases	928,387	-	928,387
4) Labor	236,542	-	236,542
Total	$60,934,375	$10,484,290	71,418,665
Settled claims			(57,257,305)
Remaining claims amount			$14,161,360

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Common Stock of the Company to file with the SEC and Nasdaq reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of Forms 3, 4 and 5 (including amendments to such form) furnished to the Company during and with respect to the year ended June 30, 2018 and written representations from certain persons that no other reports were required for them, we believe that each of the Company’s directors, officers and more than ten-percent stockholders filed all such required forms on a timely basis.

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

Audit Committee

Our audit committee consists of Ms. Fan, Mr. Jin and Mr. Pei, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. Ms. Fan serves as our audit committee financial expert as that term is defined by Item 407 of Regulation S-K of the Exchange Act. The audit committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

●	reviewing with our independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K under the Securities Act of 1933, as amended;

●	discussing the annual audited financial statements with management and our independent auditors;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and our independent auditors;

●	reporting to the Board; and

●	such other matters that are specifically delegated to our audit committee by the Board from time to time.

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended June 30, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during the fiscal years ended June 30, 2018 and 2017.

						Non-
						Equity	Non-
						Incentive	Qualified
						Plan	Deferred	All
Name and	Year			Stock	Option	Compensation	Compensation	Other
Principal	Ended	Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
Xianfu Han	2018	360,000	-	-	-	-	-	-	360,000
Chairman and CEO (1)	2017	300,000	-	-	-	-	-	-	300,000

Weili He, Vice	2018	360,000	-	-	-	-	-	-	360,000
Chairman, interim CFO and COO (2)	2017	300,000	-	-	-	-	-	-	300,000

(1)	Mr. Han became our Chief Executive Officer on April 29, 2008. He was entitled to an annual salary of $300,000 for service as our Chief Executive Officer from July 1, 2014 to June 30, 2017 and increased to an annual salary of $360,000 from July 1, 2017 to June 30, 2020.

(2)	Mr. He became our Chief Operating Officer on April 29, 2008, and became our Interim Chief Financial Officer on September 21, 2012. He was entitled to an annual salary to $300,000 for service as our Interim Chief Financial Officer from July 1, 2014 to June 30, 2017 and increased to $360,000 from July 1, 2017 to June 30, 2020.

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

Pursuant to the Cash Plan, the compensation committee determined that (i) Mr. Xianfu Han, is entitled to a base salary of $300,000, (ii) Mr. Weili He, is entitled to a base salary of $300,000. The Cash Plan also provided for aggregate cash bonuses (the “Cash Bonus”) payable to (i) Mr. Han in the amount of up to 160% of his base salary, or $480,000; and (ii) Mr. He in the amount of up to 100% of his base salary, or $300,000. According to the Cash Plan, 80% of the Cash Bonus is payable at the end of each quarter of the year ended June 30, 2018 (the “Quarterly Bonuses”), starting from the end of the second quarter ended December 31, 2014, and 20% of the Cash bonus is payable at the end of the fiscal year ended June 30, 2018 (the “Year-End Bonus”), if the Company achieves certain revenue and operating income targets set for each period. For the payment of the Quarterly Bonuses, both the revenue and operating income targets must be achieved for that quarter. In addition, total annual cash bonus pool should be no more than 10% of operating income or revenue, or $2 million for the full fiscal year, whichever is less.

With respect to the Year-End Bonus, the Cash Plan sets forth three target levels of revenue and operating income targets for the year ended June 30, 2018: (i) the Base Target, (ii) the Threshold Target, which equals 90% of the revenue and operating income targets of the Base Target, and (iii) the Maximum Target, which equals 110% of the revenue and operating income targets of the Base Target. If the Base Target is achieved, the full Year-End Bonus is payable; if the Threshold Target is achieved, 70% of the Year-End Bonus is payable; and if the Maximum Target is achieved, 150% of the Year-End Bonus is payable. Additionally, with respect to each of these three target levels, if either revenue or income target has been met, but not both, for the full year, the Year-End Bonus is payable in half.

Outstanding Equity Awards at Fiscal Year End June 30, 2018

None.

Director Compensation

The executive directors agreed not to receive any compensation for serving on the board. The following table represents compensation earned by our non-executive directors in fiscal year ended June 30, 2018.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Tao Jin (1)	$25,000	$4,706	-	-	-	-	$29,706
Ken Ren (2)	$25,000	$4,706	-	-	-	-	$29,706
Wei Pei (3)	$25,000	-	-	-	-	-	$25,000
Jiehui Fan (4)	$2,500	-	-	-	-	-	$2,500

(1)	On May 4, 2011, we entered into a director agreement with Tao Jin pursuant to which he is entitled to receive, annually, a cash compensation of $25,000 in cash and 833 shares of restricted stock.

(2)	On June 12, 2012, we entered into a director agreement with Ken Ren pursuant to which he is entitled to receive, annually, a fee of $25,000 in cash and 833 in restricted shares of the Company’s common stock. Mr. Ken Ren resigned on June 10, 2018.

(3)	On March 21, 2017, we entered into a director agreement with Mr. Wei Pei pursuant to which he is entitled to receive annual compensation of $25,000.

(4)	On June 12, 2018, we entered into a director agreement with Ms. Jiehui Fan pursuant to which she is entitled to receive annual compensation of $30,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 3, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Yingu Plaza, #1708, 9 Beisihuanxi Road, Haidian District, Beijing 100080, China.

Name & Address of Beneficial Owner	Office, If Any Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Class

Xianfu Han	Chairman and CEO	156,567	2.85%
Weili He	Vice Chairman, COO and Interim CFO	155,088	2.83%
Jiehui Fan*	Director	--	*
Tao Jin	Director	883	*
Wei Pei*	Director	--	*
All officers and directors as a group (5 persons named above)		311,655	5.68%

5% Holder
Hou Sing International Business Limited		2,480,000	45.18%

*	Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Party

Rent expense - related party

The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $25,000.

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% of the shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of June 30, 2018 and 2017, the Company prepaid $3,027,409 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

Due to Beijing Lianlv being named as a joint defendant of one of the civil lawsuits of the Company, the Company provided a provision of 5% of the allowance for doubtful accounts for Beijing Lianlv’s prepayment that are aged from six months to one year and 10% for the balance beyond one year. As of June 30, 2018, the Company made an allowance approximately $0.3 million for prepayments – related party.

Other receivable - related party

This balance represents a litigation raised from a related party, whose shareholders are Mr. Han and Mr. He. The creation of the litigation is due to the fact that Xin Ao signed a capital lease agreement on behalf of Bejing Lianlv. The balance was subsequently offset and indemnified by Mr. Han and Mr. He in September 2018. As of June 30, 2018, other receivable from Beijing Lianlv was $1,397,042.

Other payables – shareholders

Mr. Xiaofu Han and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6). The other payables-shareholders balance also includes the Company’s salary payable to the two individuals and payment made to settle a legal claim.

Other payables - shareholders consisted of the following:

	June 30, 2018	June 30, 2017
Xianfu Han	$91,336	$1,402,423
Weili He	104,428	1,523,120
	$195,763	$2,925,543

As of June 30, 2018, the balance of other payables-shareholders is $195,763. As of June 30, 2017, the combined balance of other payables-shareholders includes $1,800,000 of salary payable, $461,766 of loans payable to Mr. Han and Mr. He, and $663,777 of payment made by Beijing Lianlv on behalf of the shareholders to settle a legal claim of the Company.

Transactions with Related Persons

Except as discussed below, since the beginning of the 2012, there have not been any transactions, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Mr. Xiaofu Han and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6). The other payables-shareholders balance also includes the Company’s salary payable to the two individuals and payment made on XinAo’s behalf to a legal claim.

As of June 30, 2018, the balance of other payables-shareholders is $195,763. As of June 30, 2017, the combined balance of other payables-shareholders includes $1,800,000 salary payable and $461,766 loans payable to Mr. Han and Mr. He, and $663,777 of payment made by Beijing Lianlv on behalf of the shareholders to settle a legal claim of the Company.

Independence of the Board of Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Mr. Jin, Ms. Fan and Mr. Pei.

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

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2018 and 2017:

	Years Ended
	June 30,	June 30,
	2018	2017
Audit Fees	$185,000	$172,000
Audit related fees		-
Tax fees		-
All Other Fees	19,000	-
Total	$204,000	$172,000

Total fees billed to us by Friedman, LLP was $204,000 and $172,000 during fiscal years ended June 30, 2018 and 2017, respectively.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the restatement service performed by Wei, Wei & Co, LLP for our consolidated financial statements as of and for the year ended June 30, 2018.

The Company’s newly engaged principal accountant, Wei, Wei & Co, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for the Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of October 24, 2011, by and among the Company, Novel Gain Holdings Limited, CACMG Acquisition, Inc., Mr. Xianfu Han and Mr. Weili He.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 24, 2011.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.3 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

4.1	Lock-Up Agreement amongst Registrant, Xianfu Han and Weili He dated June 11, 2008.		Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.4	Subscription Escrow Agreement between the Registrant, Maxim Group, LLC and American Stock Transfer & Trust Company as Escrow Agent dated June 11, 2008.		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.5	Make Good Escrow Agreement by and among the Registrant, the Investors, the Investor Representative, Xianfu Han and Weili He, and American Stock Transfer & Trust Company as Escrow Agent, dated June 11, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.6	Form of Common Stock Purchase Warrant		Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.7	Form of Placement Agent Stock Purchase Warrant		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.8	Escrow Agreement for IR and Dividends by and among the Registrant, the Investor Representative, Maxim Group, LLC and Anslow + Jaclin, LLP as Escrow Agent		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2008.

10.9	2018 Equity Incentive Plan, dated as of May 28, 2018		Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2018

10.10	Termination of Agreement and Plan of Merger dated July 9, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

10.11	Agreement and Plan of Merger dated as of August 30, 2018		Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2018

10.12	Director Agreement, dated March 21, 2018, between the Company and Mr. Wei Pei.		Exhibit 10.1 to the Registrant’s 8-K filed on March 27, 2018

10.13	Director Agreement, dated June 11, 2018, between the Company and Ms. Jiehui Fan.		Exhibit 10.1 to the Registrant’s 8-K filed on June 12, 2018

10.14	Form of Stock Purchase Agreement by and among the Company and the Purchasers		Exhibit 10.1 to the Registrant’s 8-K filed on May 30, 2018

21.1	List of Subsidiaries		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2013.

23.1	Consent of Wei, Wei & Co., LLP, Independent Registered Public Accounting Firm	[X]

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	[X]

31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	[X]

32.1	Certification of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	[X]

101.INS	XBRL Instance Document	[X]

101.SCH	XBRL Taxonomy Extension Schema Document	[X]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	[X]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	[X]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	[X]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	[X]

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Advanced Construction Materials Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Advanced Construction Materials Group, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Uncertainties Regarding the Future Outcome of Litigation

As indicated in Note in 12 to the consolidated financial statements, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities.  The Company is actively fighting these actions and is attempting to mitigate the Company’s exposure to any additional amounts in excess of the current estimated liability of approximately $4.4 million as of June 30, 2018.  The ultimate outcome of these remaining actions cannot presently be determined, but management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position.  Accordingly, no provision for any additional liability that may result has been made.  Nevertheless, due to the uncertainties with lawsuits, claims and disputes, it is at least reasonably possible that management’s view of the outcome will change in the near term.  Our opinion is not modified with respect to these matters.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018.

New York, New York
December 10, 2018

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,098,691	$224,679
Restricted cash	-	4,208,765
Accounts receivable, net	43,322,463	47,543,077
Inventories	427,193	626,738
Other receivables, net	71,242	240,123
Other receivables - related party	1,397,042	-
Prepayments and advances, net	1,569,162	16,894,781
Prepayments - related party	2,725,423	6,996,400
Prepaid expenses	40,458	-
Total current assets	50,651,674	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	2,748,409	3,644,203

Total assets	$53,400,083	$80,378,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$26,062,665	$17,700,720
Notes payable	-	14,013,070
Accounts payable	10,340,072	29,081,790
Customer deposits	903,034	614,558
Other payables	369,780	4,098,772
Other payables - shareholders	195,763	2,925,543
Accrued liabilities	1,217,584	1,352,750
Taxes payable	178,190	103,419
Accrued contingent liabilities	4,430,787	609,160
Total current liabilities	43,697,875	70,499,782

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 5,488,649 and 2,387,658 shares issued and outstanding as of June 30, 2018 and 2017, respectively	5,489	2,388
Additional paid-in-capital	48,360,368	38,662,377
Deferred stock compensation	(2,825,000)	-
Deficit	(49,642,916)	(42,242,951)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,556,175	7,209,078
Total shareholders’ equity	9,702,208	9,878,984
Total liabilities and shareholders’ equity	$53,400,083	$80,378,766

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	June 30,
	2018	2017

REVENUE	$45,734,647	$45,048,413

COST OF REVENUE	39,022,360	43,953,477

GROSS PROFIT	6,712,287	1,094,936

PROVISION FOR DOUBTFUL ACCOUNTS	(2,184,221)	(3,352,063)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(6,689,669)	(5,669,702)
RESEARCH AND DEVELOPMENT EXPENSES	(1,182,133)	(846,438)

LOSS FROM OPERATIONS	(3,343,736)	(8,773,267)

OTHER INCOME (EXPENSE), NET
Other income, net	111,922	407,452
Interest income	6,051	30,464
Interest expense	(1,360,608)	(830,978)
Finance expense	(5,137)	(604,498)
Estimated claims charges	(2,808,457)	(1,267,293)
TOTAL OTHER EXPENSE, NET	(4,056,229)	(2,264,853)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,399,965)	(11,038,120)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,399,965)	$(11,038,120)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(7,399,965)	$(11,038,120)
Other comprehensive income (loss) - foreign currency translation gain (loss)	347,097	(499,361)

COMPREHENSIVE LOSS	$(7,052,868)	$(11,537,481)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,942,945	2,266,826
Diluted	2,942,945	2,266,826

Loss per share:
Basic	$(2.51)	$(4.87)
Diluted	$(2.51)	$(4.87)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Common stock		Additional	Deferred			other
	Number	Par	Paid-in	Stock		Statutory	comprehensive
	of shares	amount	capital	Compensation	Deficit	reserves	income	Total

BALANCE, June 30, 2016	2,180,799	$2,181	$38,373,584	$-	$(31,204,831)	$6,248,357	$7,708,439	$21,127,730

Common stock issued for services without performance commitment	106,859	107	(107)	-	-	-	-	-
Common stock issued for compensation	100,000	100	288,900	-	-	-	-	289,000
Net loss	-	-	-	-	(11,038,120)	-	-	(11,038,120)
Dissolution of subsidiaries	-	-	-	-	-	(265)	-	(265)
Foreign currency translation loss	-	-	-	-	-	-	(499,361)	(499,361)

BALANCE, June 30, 2017	2,387,658	2,388	38,662,377	-	(42,242,951)	6,248,092	7,209,078	9,878,984

Cancellation of common stock issued for services	(56,859)	(57)	57	-	-	-	-	-
Common stock issued for services	-	-	144,500	-	-	-	-	144,500
Common stock issued for compensation	475,195	475	1,243,526	-	-	-	-	1,244,001
Common stock issued for debt repayment	1,882,655	1,883	3,857,560	-	-	-	-	3,859,443
Sale of common stock	300,000	300	599,700	-	-	-	-	600,000
Common stock issued for services	500,000	500	2,824,500	(2,825,000)	-	-	-	-
Payments made by shareholders for litigation	-	-	1,028,148	-	-	-	-	1,028,148
Net loss	-	-	-	-	(7,399,965)	-	-	(7,399,965)
Foreign currency translation gain	-	-	-	-	-	-	347,097	347,097

BALANCE, June 30, 2018	5,488,649	$5,489	$48,360,368	$(2,825,000)	$(49,642,916)	$6,248,092	$7,556,175	$9,702,208

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,399,965)	$(11,038,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,239,383	1,178,427
Gain on disposal of equipment	(2,306)	-
Stock-based compensation expense	1,388,501	289,000
Provision for doubtful accounts	2,184,221	3,352,063
Changes in operating assets and liabilities
Accounts receivable	(4,647,399)	(13,544,355)
Inventories	218,252	374,676
Other receivables	1,458,316	7,534,134
Prepayments and advances	15,996,599	18,161,510
Prepayments - related party	4,209,149	(5,856,413)
Prepaid expenses	(40,458)	-
Accounts payable	(12,834,912)	11,783
Customer deposits	971,235	(3,556,647)
Other payables	(3,924,701)	3,493,637
Other payables - shareholders	720,000	623,924
Accrued liabilities and contingent liabilities	2,840,480	667,463
Taxes payable	73,623	9,575
Net cash provided by operating activities	2,450,018	1,700,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(138,151)	(210,962)
Net cash used in investing activities	(138,151)	(210,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loans	34,724,896	20,706,132
Repayments of short term bank loans	(26,639,329)	(19,237,612)
Proceeds from notes payable	-	30,398,364
Repayments of notes payable	(14,603,210)	(34,069,664)
Borrowings from shareholders	121,820	146,611
Proceeds from issuance of common stock	600,000	-
Change in restricted cash	4,386,011	(191,912)
Net cash used in financing activities	(1,409,812)	(2,248,081)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(28,043)	(23,905)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	874,012	(782,291)
CASH AND CASH EQUIVALENTS, beginning of year	224,679	1,006,970
CASH AND CASH EQUIVALENTS, end of year	$1,098,691	$224,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$1,360,608	$825,772
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment additions accrued	$99,125	$-
Customer deposits reclassified to other payables - shareholders upon execution of tri-party agreements	$692,387	$-
Accrued liabilities reclassified to other payables - shareholders upon execution of tri-party agreements	$259,105	$-
Forgiveness of payable to shareholder as a capital contribution	$691,731	$-
Litigation liability paid by related party	$354,921	$660,834
Accrued rent liability and other receivable - related party	$1,422,186	$-
Common stock issued to repay other payables - major shareholders	$3,859,443	$-

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$6,945,445	$1,535,126

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete, customized mechanical refining concrete, and other concrete-related products that are only sold in the People’s Republic of China (the “PRC”). CADC Delaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding company with no operations. BVI-ACM has a wholly-owned foreign subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and China-ACMH has contractual agreements with Beijing XinAo Concrete Group (“Xin Ao”) and therefore Xin Ao is considered to be a VIE of China- ACMH.

Xin Ao is engaged in the business of concrete mixing services. Xin Ao had five wholly owned subsidiaries in the PRC: (1) Beijing Heng Yuan Zheng Ke Technical Consulting Co., Ltd, (2) Beijing Hong Sheng An Construction Materials Co., Ltd, (3) Beijing Heng Tai Hong Sheng Construction Materials Co., Ltd, (4) Da Tong Ao Hang Wei Ye Machinery, Equipment Rental Co., Ltd, and (5) Luan Xian Heng Xin Technology Co., Ltd. Since their establishment, none of these five entities had any operations and the Company did not plan to pursue operations for these entities. In February 2017 and prior, all five subsidiaries were dissolved.

On August 1, 2013, CADC Delaware consummated a reincorporation merger with its newly formed wholly-owned subsidiary, China Advanced Construction Materials Group, Inc. (“China ACM”), a Nevada corporation, with CADC Delaware merging into China ACM and China ACM being the surviving company, for the purpose of changing CADC Delaware’s state of incorporation from Delaware to Nevada.

China ACM, BVI-ACM, China-ACMH and Xin Ao are collectively referred to as the “Company”.

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. The Company’s working capital was approximately $7.0 million as of June 30, 2018, as compared to $6.2 million as of June 30, 2017. As of June 30, 2018, the Company had cash on-hand of approximately $1.1 million, with remaining current assets mainly composed of accounts receivable and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of June 30, 2018. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

●	Equity financing.

●	Other available sources of financing from PRC banks and other financial institutions, given the Company’s credit history.

●	Financial support and credit guarantee commitments from Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products, economic conditions, competitive pricing in the concrete-mix industry, the Company’s operating results continuing to deteriorate, additional legal liabilities, or the inability of the Company’s bank and shareholders to provide continued financial support.

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.4 million, (see Note 12 in the accompanying notes to the consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.2 million (see Note 12 in the accompanying notes to the consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws.  Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay.  Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of June 30, 2018 would be reduced from approximately $7.0 million to a net working capital deficiency of approximately $7.2 million.

The management of the Company has considered whether there is a going concern issue due to the Company’s recurring losses from operations, the estimated claims charges and the possible additional exposure for pending actions against Company which is presently unknown. Based upon the personal indemnifications of Mr. Han and Mr. He and their agreement to provide the necessary funds to the Company to continue its operations should the need arise, the management of the Company believes that it has alleviated the going concern issue.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All intercompany transactions and balances have been eliminated in consolidation.

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

3 Dissolved in January 2017

4 Dissolved in February 2017

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

Management makes ongoing assessments of whether China ACMH is the primary beneficiary of Xin Ao. Based upon a series of contractual arrangements, the Company determined that Xin Ao is a VIE subject to consolidation and that China ACMH is the primary beneficiary. Accordingly, the accounts of Xin Ao are consolidated with those of China ACMH.

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	June 30,
	2018	2017
Current assets	$50,219,221	$76,607,089
Property, plants and equipment	2,748,409	3,644,203
Total assets	52,967,630	80,251,292

Liabilities	(43,372,069)	(67,885,085)
Intercompany payables*	(7,705,339)	(7,088,094)
Total liabilities	(51,077,408)	(74,973,179)
Net assets	$1,890,222	$5,278,113

*   Payables to China-ACMH and BVI-ACM have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, contingent liabilities and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency, the Chinese Renminbi (“RMB”) as their functional currency. In accordance with U.S. GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset and liability accounts at June 30, 2018 and 2017 were translated at RMB 6.62 and RMB 6.78 to USD$1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the years ended June 30, 2018 and 2017 were RMB 6.51 and RMB 6.81 to USD$1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for the years ended June 30, 2018 and 2017. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income (loss).

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

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018. The core principle underlying revenue recognition is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s revenue streams are primarily recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance should not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no material differences in the pattern of revenue recognition.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of June 30, 2018 and 2017, the Company had deposits in excess of federally insured limits totaling approximately $0.3 million and $0.2 million, respectively, outside the United States.

Restricted cash

Restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

Accounts receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides an allowance for doubtful accounts provision of 15% for accounts receivable balances that are past due more than 180 days but less than one year, an allowance for doubtful accounts provision of 40% of for accounts receivable past due from one to two years, an allowance for doubtful accounts provision of 75% for accounts receivable past due beyond two years, an allowance for doubtful accounts provision of 100% for accounts receivable past due beyond three years, plus additional amounts as necessary when the Company’s collection department determines the collection of the full amount is remote and the Company’s management approves 100% of the allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of its valuation allowance policy and will update it if necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of June 30, 2018 and 2017, the Company determined that no allowance was necessary.

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification needs, advances to employees, amounts due from unrelated entities refundable, VAT tax and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection are made. The Company provides an allowance for doubtful accounts of 5% for other receivables balances that are aged within one year, an allowance for doubtful accounts of 50% for other receivables aged from one to two years, and an allowance for doubtful accounts of 100% for other receivables aged beyond two years.

Prepayments and advances

Prepayments are funds deposited or advanced to outside vendors for future inventory purchases. As is standard practice in the PRC, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when such contracts end. The Company provides a provision of 5% of the allowance for doubtful accounts for prepayments and advances that are aged from six months to one year and 10% of the allowance for doubtful accounts for prepayments and advances aged beyond one year.

The Company provided an allowance of approximately $0.3 million and $0 for the year ended June 30, 2018 and 2017, respectively. The Company wrote off approximately $0 and $0.2 million on unrealizable prepayments for the year ended June 30, 2018 and 2017, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred while additions, renewals and improvements are capitalized. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method with a 5% residual value. Leasehold improvements are amortized over the lesser of estimated useful lives or remaining lease terms, as appropriate.

The estimated useful lives of assets are as follows:

Useful life
Transportation equipment	7-10 years
Plants and machinery	10 years
Office equipment	5 years
Buildings and improvements	3-20 years

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for long-lived assets

The Company classifies its long-lived assets into: (i) transportation equipment; (ii) plants and machinery; (iii) office equipment; and (iv) buildings and improvements.

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

There were no impairment charges for the years ended June 30, 2018 and 2017.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed in 2018 and prior years are subject to examination by any applicable tax authorities.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. When the Company has a loss, no potential dilutive items are included since they would be antidilutive.

Stock dividends or stock splits are accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding as of the beginning of each period presented.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning July 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its unaudited condensed consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no material differences in the pattern of revenue recognition.

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

In March 2017, the FASB issued Accounting Standards Update (ASU) No., 2017-09, Compensation-Stock Options (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this amendment include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Management adopted this ASU during the quarter ending September 2017. The adoption of this ASU has not had a material effect on the Company’s consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Management plans to adopt this ASU during the quarter ending September 2018. The adoption of this ASU will not have a material effect on the Company’s consolidated financial statements.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the FASB issued ASU No. 2017-18, “Statement of Cash Flows: Restricted Cash”. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management plans to adopt this ASU during the quarter ending September 2018. Management believes that the adoption of this ASU on the Company’s statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which to include share-based payment transactions for acquiring goods and services from non-employees, which nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share based payment award. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. Management plans to adopt this ASU during the quarter ending September 2019. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 – Accounts and notes receivable, net

Accounts and notes receivable, net consisted of the following:

	June 30, 2018	June 30, 2017
Accounts receivable	$62,610,943	$63,370,426
Notes receivable	3,292	-
Less: Allowance for doubtful accounts	(19,291,772)	(15,827,349)
Total accounts and notes receivable, net	$43,322,463	$47,543,077

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	Year ended June 30, 2018	Year ended June 30, 2017

Beginning balance	$15,827,349	$11,524,131
Provision for doubtful accounts	3,145,087	3,987,890
Add: recovery	-	524,789
Exchange rate effect	319,336	(209,461)
Ending balance	$19,291,772	$15,827,349

During the years ended June 30, 2018 and 2017, the Company offset approximately $6.9 million and $1.5 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	June 30, 2018	June 30, 2017
Other receivables	$279,339	$1,653,351
Other receivable from sale of Asset Group	-	18,867
Less: Allowance for doubtful accounts	(208,097)	(1,432,095)
Total other receivables, net	$71,242	$240,123

Movement of allowance for doubtful accounts is as follows:

	Year ended June 30, 2018	Year ended June 30, 2017

Beginning balance	$1,432,095	$2,334,672
Recovery of doubtful accounts	(1,280,566)	(852,275)
Exchange rate effect	56,568	(50,302)
Ending balance	$208,097	$1,432,095

Note 5 – Property, plant and equipment, net

Property, plants and equipment consist of the following:

	June 30, 2018	June 30, 2017
Machinery and equipment	$917,017	$896,326
Transportation equipment	4,399,356	4,249,609
Office equipment	1,221,704	1,168,846
Buildings and improvements	458,718	308,636
Total	6,996,795	6,623,417
Less: Accumulated depreciation and amortization	(4,248,386)	(2,979,214)
Plants and equipment, net	$2,748,409	$3,644,203

Depreciation expense amounted to approximately $1.2 million for each of the years ended June 30, 2018 and 2017, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	June 30, 2018	June 30, 2017
Loans from China Construction Bank, with an interest rate of 4.35% per annum, due March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	$-	$17,700,720
Loans from China Construction Bank, each with an interest rate of 5.66% to 6.09% per annum, due between July 2018 and December 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	26,062,665	-
	$26,062,665	$17,700,720

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

Interest expense was approximately $1.4 million and $0.8 million for the years ended June 30, 2018 and 2017, respectively.

The Company has an approximately $31.7 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. The Company’s availability under the CCB Credit Facility was $5.6 million as of June 30, 2018. The Company has completed the application for extension as of the report date and is waiting for the approval.

Notes payable:

Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $0 and $14.0 million as of June 30, 2018 and 2017, respectively. The notes are generally charged with a transaction fee of 0.1% of the note amount. The Company paid $0 and $0.6 million in transactions fees which have been included in bank charges for the years ended June 30, 2018 and 2017, respectively. The notes are not extended beyond due to their short term nature. The restricted cash for the notes was approximately $0 and $4.2 million as of June 30, 2018 and 2017, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related party transactions

Rent expense - related party

The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $25,000.

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% of the shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of June 30, 2018 and 2017, the Company prepaid $3,027,409 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

Due to Beijing Lianlv being named as a joint defendant in one of the civil lawsuits of the Company, the Company provided a provision of 5% of an allowance for doubtful accounts for Beijing Lianlv’s prepayment that are aged from six months to one year and 10% for the balance beyond one year. As of June 30, 2018, the Company made an allowance approximately $0.3 million for prepayments – related party.

Other receivable - related party

This balance represents a litigation raised from a related party, whose shareholders are Mr. Han and Mr. He. The creation of the litigation is due to the fact that Xin Ao signed a capital lease agreement on behalf of Bejing Lianlv. The balance was subsequently offset and indemnified by Mr. Han and Mr. He in September 2018. As of June 30, 2018, other receivable from Beijing Lianlv was $1,397,042.

Other payables – shareholders

Mr. Xiaofu Han and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6). The other payables-shareholders balance also includes the Company’s salary payable to the two individuals and payment made to settle a legal claim.

Other payables - shareholders consisted of the following:

	June 30, 2018	June 30, 2017
Xianfu Han	$91,336	$1,402,423
Weili He	104,428	1,523,120
	$195,763	$2,925,543

As of June 30, 2018, the balance of other payables-shareholders is $195,763. As of June 30, 2017, the combined balance of other payables-shareholders includes $1,800,000 of salary payable, $461,766 loans payable to Mr. Han and Mr. He, and $663,777 of payment made by Beijing Lianlv on behalf of the shareholders to settle a legal claim of the Company.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income taxes

(a)	Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the years ended June 30, 2018 and 2017, respectively. As of June 30, 2018, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.3 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have adjusted our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this adjustment has no effect on the Company’s income tax expense as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. However, this one-time transition tax had no effect on the Company’s income tax expense as the Company has no undistributed foreign earnings prior to December 31, 2017 because the Company has had foreign losses through the quarter ended December 31, 2017.

BVI-ACM is incorporated in the British Virgin Islands (“BVI”), where its income tax rate is 0% under current BVI law.

China-ACMH and VIE-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions with respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The High-Tech Certificate is required to be renewed every 3 years. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to a reduction in its income tax rate from 25% to 15% until July 21, 2018. The Company has completed the application for the updated certificate as of the report date and is waiting for the approval.

The EIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax laws and regulations. The Company intends to permanently reinvest undistributed earnings of its Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loss before provision for income taxes consisted of:

	Years ended June 30,
	2018	2017
USA and BVI	$(2,744,479)	$(1,352,589)
PRC	(4,655,486)	(9,685,531)
	$(7,399,965)	$(11,038,120)

Significant components of deferred tax assets were as follows:

	June 30, 2018	June 30, 2017
Deferred tax assets
Allowance for doubtful accounts	$2,972,087	$2,588,917
Accrued claims charges	611,363	190,094
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	145,641	411,436
Net operating loss carryforward in the U.S.	62,852	238,649
Valuation allowance	(4,185,616)	(3,822,769)
Total deferred tax assets	$-	$-

As of June 30, 2018 and 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforwards in the PRC. If the Company is unable to generate taxable income in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of June 30, 2018, the Company has a net operating loss carry forward in the PRC that expires in 2022. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $4.1 million and $3.8 million related to its operations in the PRC as of June 30, 2018 and 2017, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $0.1 million and $0.2 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of June 30, 2018 and 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2018 and 2017.

	June 30,	June 30,
	2018	2017

U.S. statutory rates	21%	34%
Foreign income not recognized in the U.S.	(21%)	(34%)
PRC statutory rates	25%	25%
Preferential tax treatment	(10%)	(10%)
Change in valuation allowance	5%	(27%)
Non-deductible PRC expenses	(20%)	12%
Effective income tax rates	(0%)	(0%)

As of June 30, 2018 and 2017, the Company had $178,190 and $103,419 of other business taxes payable, respectively.

(b)	Uncertain tax positions

There were no uncertain tax positions as of June 30, 2018 and 2017. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the years ended June 30, 2018 and 2017, the Company did not incur any tax related interest or penalties.

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

In August 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares were to vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares vested on the first tranche and the remaining 56,859 shares have been forfeited and cancelled.

In August 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

In January 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which were issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant. As of June 30, 2018, there was no shares available under the 2009 Plan.

For the years ended June 30, 2018 and 2017, the Company recognized approximately $0.4 million and $0.3 million compensation expense related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Forfeited	(56,859)	$2.89	$(164,323)
Granted	56,859	$4.30	$244,494
Vested	(106,859)	$3.64	$(388,994)
Unvested as of June 30, 2018	-		$-

Common Stock Issued for Debt Settlement

In April 2018, the Board granted an aggregate of 985,889 shares of restricted common stock, which were issued on May 4, 2018 with a fair value of $2,021,073, determined using the closing price of $2.05 on April 3, 2018, to Mr. Xianfu Han, the Chief Executive Officer (“CEO”) of the Company, to repay the debt the Company owed to the CEO.

In April 2018, the Board granted an aggregate of 896,766 shares of restricted common stock, which were issued on May 4, 2018 with a fair value of $1,838,370, determined using the closing price of $2.05 on April 3, 2018, to Mr. Weili He, the Chief Financial Officer (“CFO”) of the Company’s, to repay the debt the Company owes to the CFO.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Compensation

In April 2018, the Board granted an aggregate of 200,000 shares of common stock, which were issued with a fair value of $410,000, determined using the closing price of $2.05 on April 3, 2018, to two employees under the 2009 Plan.

In May 2018, the Board granted an aggregate of 218,336 shares of common stock, which were issued with a fair value of $589,507, determined using the closing price of $2.70 on May 21, 2018, to five employees under the 2009 Plan.

Issuance of Common Stock

In May 2018, the Company sold 300,000 shares of common stock at the price of $2.00 per share to certain unrelated third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

In June 2018, the Board granted an aggregate of 500,000 shares of common stock with a fair value of $2,825,000, determined using the closing price of $5.65 on June 28, 2018, to two service providers. These shares were issued in July 2018 and to be amortized over the service period of one year starting from July 1, 2018.

Note 10 – Reserves and dividends

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all its tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after setting aside the required statutory reserves. Statutory reserves include the surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2018 and 2017, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.8 million as of each of the years ended June 30, 2018 and 2017.

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

Note 11 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.5 million and $0.7 million for each of the years ended June 30, 2018 and 2017, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $424,000.  The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $25,000. The Company has a lease agreement for office space in New York through May 31, 2019, with annual payments of $27,600.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.4 million and $0.2 million for the years ended June 30, 2018 and 2017, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending June 30,	Amount
2019	$489,000
2020	449,000
2021	449,000
2022	449,000
2023	131,000
Total	$1,967,000

Guarantee

In April 2018, the Company guaranteed approximately $10.4 million (RMB 69,000,000) that a related-party borrowed from the bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,419,000	April 11, 2019

The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligation. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is remote.

Contingencies

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue costs for a potential litigation loss. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the outstanding claims.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.4 million (including interest and penalty of $0.2 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the year ended June 30, 2018, additional estimated claims charges of approximately $2.8 million for remaining claim balances are presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this 10-K, the Company’s management does not expect any other material liability from the disposition of claims from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in the litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of June 30, 2018, the Company had approximately $4.4 million in accrued contingent liabilities, net of litigation paid by related party of approximately $1.3 million, and an additional $2.8 million estimated claims charges for the year ended June 30, 2018. As of June 30, 2018, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of June 30, 2018	Interest and penalties	Total claim amount as of June 30, 2018
1) Guarantees	$2,234,358	$-	$2,234,358
2) Sales	20,922	9,324	30,246
3) Purchase	1,139,424	125,761	1,265,185
4) Leases	2,066,269	95,987	2,162,256
5) Labor	27,003	-	27,003
6) Others	12,738	-	12,738
Total	$5,500,714	$231,072	5,731,786
Payments			(1,300,999)
Accrued contingent liabilities			$4,430,787

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.2 million (RMB 14,736,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,225,136	December 29, 2017

This loan has not paid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.2 million contingent liability in connection with such guarantee.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2)	Sales dispute

(a)

On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s major shareholders. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 in an amount of RMB 1,572,669, plus interest, expenses for utilities in an amount of RMB 271,579 (approximately US$41,000), penalty under the agreement of RMB 250,000 (approximately US$38,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to June 30, 2018 of RMB 2,264,329 (approximately US$0.3 million). The total amount of compensation is RMB 4,431,816 (approximately US$0.7 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of June 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.2 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.2 million.

The type of litigation disputes with contingencies associated are summarized as follows as of June 30, 2018:

Dispute matter	Claim amount as of June 30, 2018	Interest and penalties	Total claim amount as of June 30, 2018
1) Guarantees	$58,126,066	$10,442,814	$68,568,880
2) Purchase	1,643,380	41,476	1,684,856
3) Leases	928,387	-	928,387
4) Labor	236,542	-	236,542
Total	$60,934,375	$10,484,290	71,418,665
Settled claims			(57,257,305)
Remaining claims amount			$14,161,360

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.6 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$46.1 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.7 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership has not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable of the exposure to the pending judgements as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Tianhang’s potential default in its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, which is a shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million).

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay off the principal and interest of RMB2,927,400 (approximately US$0.4 million) under its loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants. The Court rendered a judgement in May 2018, ruling that

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest of the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million) against the respondents. Mr. Han and Mr. He provided personal indemnities for Xin Ao’s potential guarantee liability.

2)	Purchase dispute

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was in an aggregate amount of RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified on such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

(b)	Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was in an aggregate amount of RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

3)	Leasing disputes

On March 6, 2018, Beijing Chengda Yu Concrete Co., Ltd (“Beijing Chengda”) filed a lawsuit against Xin Ao in connection with Xin Ao’s breach of a rental lease. Beijing Chengda stated that on January 24, 2014 both parties entered into a lease agreement (the “Agreement”). A lease addendum was later entered into on February 25, 2014. The Agreement provided that, effective from July 18, 2013 to April 30, 2018, XinAo shall rent Beijing Chengda’s property, the Concrete Station, and assume all credits and debts incurred during the term of the lease agreement. Mr. Xianfu Han and Mr. Weili He signed a personal guaranty agreement with Xin Ao to undertake the liabilities of Xin Ao in the event of its breach on the lease agreement. On March 31, 2017, Beijing Chengda was sued by Beijing Zhongtong Jiang Xin’hang Construction Materials Co., Ltd for an unpaid balance in an amount of RMB 6,246,059 (approximately US$0.9 million in total) in connection with utilizing the Concrete Station. Beijing Chengda then brought a lawsuit against Xin Ao for the payment of such unpaid balance together with the legal fees in connection with the lawsuit. The case is still under review by the court, and no potential judgment amount has been decided.

4)	Labor disputes

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$0.3 million). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company has employment agreements with its two executive officers, Mr. Han and Mr. He from July 1, 2017 until June 30, 2020.  Each agreement calls for an annual base salary of $360,000 plus bonus, if any. If employment is terminated for death, disability or for cause, they are entitled to any unpaid base salary, vacation, bonus for the fiscal year ending on or prior to the date of termination and unreimbursed expenses through the date of termination. If employment is terminated for no cause, they will be entitled to the benefits previously mentioned plus two months additional base salary and continued medical benefits in accordance with the Company’s plan subject to the execution (and non-revocation) of a general release of claims against the Company and its affiliates.

Note 13 - Concentrations of risk

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and notes receivable, other receivables and advances on equipment purchases.

As of June 30, 2018, approximately $0.3 million was on deposit with a bank located in the PRC subject to credit risk. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD $0.1 million). As of June 30, 2018, approximately $0.1 million was on deposit with a bank located in the US subject to credit risk. In the US, the insurance coverage of each bank is USD $250,000. Management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer Concentration Risk

For the year ended June 30, 2018, the Company had one customer accounting for approximately 11.1% of total revenue. For the year ended June 30, 2017, the Company had one customer accounting for approximately 12.0% of total revenue. As of June 30, 2018 and 2017, no customer accounted for more than 10% of the total balance of accounts receivable. As June 30, 2018 and 2017, the total accounts receivable for top five customers is approximately $10.2 million and $17.9 million, respectively.

For the year ended June 30, 2018, the Company had one vendor accounting for approximately 11.4% of total purchases. For the year ended June 30, 2017, the Company had one vendor representing approximately 19.0% of total purchases. As of June 30, 2018 and 2017, no vendor accounted for more than 10% of the total balance of accounts payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent events

Unregistered Sales of Equity Securities.

On July 25, 2018, the Company sold 45,977 shares of common stock at the price of $6.525 per share for total proceeds of USD$300,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 23, 2018, the Company sold 50,000 shares of common stock at the price of $3.0 per share for total proceeds of USD$150,000 to certain third-party individual. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Agreement and Plan of Merger

In July 2018, the Company proposed to adopt the Agreement and Plan of Merger by and between the Company and China Advanced Construction Materials Group, Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“CADC Cayman”).

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On July 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, since the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended June 30, 2017, the Company no longer complies with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until August 20, 2018 to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from June 30, 2018, or December 27, 2018, to regain compliance.

The Company has submitted a compliance plan on July 31, 2018 to the Staff. On August 8, 2018, the Staff, considering the Company was proposing to seek shareholder approval to re-domicile the Company in the Cayman Islands, determined to grant the Company an extension until December 27, 2018 to regain compliance with the Rule by holding an annual meeting of shareholders.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS

AS OF JUNE 30, 2018 AND 2017

(UNAUDITED)

	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$378,730	$456
Other receivables	2,300	-
Prepaid expenses	40,458	-
Total current assets	421,488	456

OTHER ASSETS:
Intercompany receivable	18,574,784	17,192,991
Total other assets	18,574,784	17,192,991

Total assets	18,996,272	17,193,447

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Other payables	2,000	-
Other payables - shareholders	-	1,800,000
Total current liabilities	2,000	1,800,000

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	9,292,064	5,514,463
Total other liabilities	9,292,064	5,514,463

Total liabilities	9,294,064	7,314,463

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no share issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 5,488,649 and 2,387,658 shares issued and outstanding as of June 30, 2018 and 2017, respectively	5,489	2,388
Additional paid-in-capital	48,360,368	38,662,377
Deferred stock compensation	(2,825,000)	-
Deficit	(49,642,916)	(42,242,951)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,556,175	7,209,078
Total shareholders’ equity	9,702,208	9,878,984
Total liabilities and shareholders’ equity	$18,996,272	$17,193,447

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,247,106)	$(889,000)
LOSS FROM OPERATIONS	(2,247,106)	(889,000)

OTHER INCOME (EXPENSE), NET
Interest income	13	-
Finance expense	(26)	-
Equity loss of subsidiaries	(5,152,846)	(10,149,120)
TOTAL OTHER EXPENSE, NET	(5,152,859)	(10,149,120)

NET LOSS	(7,399,965)	(11,038,120)

OTHER COMPREHENSIVE INCOME (LOSS) -
foreign currency translation income (loss)	347,097	(499,361)

COMPREHENSIVE LOSS	$(7,052,868)	$(11,537,481)

The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,399,965)	$(11,038,120)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,388,501	289,000
Loss from subsidiaries	5,152,846	10,149,120
Changes in operating assets and liabilities
Other receivables	(2,300)	-
Prepaid expenses	(40,458)	-
Intercompany receivable	(42,350)
Other payables	2,000	-
Other payables - shareholders	720,000	600,000
Net cash used in operating activities	(221,726)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	600,000	-
Net cash provided by financing activities	600,000	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

NET CHANGE IN CASH	378,274	-

CASH, beginning of year	456	456

CASH, end of year	$378,730	$456

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Common stocks issued to repay shareholders	$3,859,443	$-

 The accompanying notes are an integral part of Schedule 1.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

 UNAUDITED CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

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

In August 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which were issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares were to vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares vested on the first tranche and the remaining 56,859 shares have been forfeited and cancelled.

In August 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

In January 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which were issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant. As of June 30, 2018, there was no shares available under the 2009 Plan.

For the years ended June 30, 2018 and 2017, the Company recognized approximately $0.4 million and $0.3 million compensation expense related to restricted stock grants, respectively.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Forfeited	(56,859)	$2.89	$(164,323)
Granted	56,859	$4.30	$244,494
Vested	(106,859)	$3.64	$(388,994)
Unvested as of June 30, 2018	-		$-

Common Stock Issued for Debt Settlement

In April 2018, the Board granted an aggregate of 985,889 shares of restricted common stock, which were issued on May 4, 2018 with a fair value of $2,021,073, determined using the closing price of $2.05 on April 3, 2018, to Mr. Xianfu Han, the Chief Executive Officer (“CEO”) of the Company, to repay the debt the Company owed to the CEO.

In April 2018, the Board granted an aggregate of 896,766 shares of restricted common stock, which were issued on May 4, 2018 with a fair value of $1,838,370, determined using the closing price of $2.05 on April 3, 2018, to Mr. Weili He, the Chief Financial Officer (“CFO”) of the Company’s, to repay the debt the Company owes to the CFO.

Common Stock Issued for Compensation

In April 2018, the Board granted an aggregate of 200,000 shares of common stock, which were issued with a fair value of $410,000, determined using the closing price of $2.05 on April 3, 2018, to two employees under the 2009 Plan.

In May 2018, the Board granted an aggregate of 218,336 shares of common stock, which were issued with a fair value of $589,507, determined using the closing price of $2.70 on May 21, 2018, to five employees under the 2009 Plan.

Issuance of Common Stock

In May 2018, the Company sold 300,000 shares of common stock at the price of $2.00 per share to certain unrelated third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

In June 2018, the Board granted an aggregate of 500,000 shares of common stock with a fair value of $2,825,000, determined using the closing price of $5.65 on June 28, 2018, to two service providers. These shares were issued in July 2018 and to be amortized over the service period of one year starting from July 1, 2018.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

Date: December 10, 2018	By:	/s/ Xianfu Han
Xianfu Han
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Han	Chief Executive Officer and Chairman of the Board	December 10, 2018
Xianfu Han	(principal executive officer)

/s/ Weili He	Vice Chairman, Chief Operating Officer and	December 10, 2018
Weili He	Interim Chief Financial Officer (interim principal financial officer and principal accounting officer)

/s/ Tao Jin	Director	December 10, 2018
Tao Jin

/s/ Wei Pei	Director	December 10, 2018
Wei Pei

/s/ Jiehui Fan	Director	December 10, 2018
Jiehui Fan