Form 10-Q/A
period 2017-09-30
China Advanced Construction Materials Group, Inc
filed 2018-12-19
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2018, on October 6, 2018, the Audit Committee of the Board of Directors of China Advanced Construction Materials Group, Inc. (the “Company”), after consultation with the Company’s independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s then audited financial statements as at and for the period ended June 30, 2017 contained in the Company’s Annual Reports on Form 10-K originally filed with the SEC on September 28, 2017 as well the unaudited financial statements as at and for the periods ended March 31, 2018, December 31, 2017 and September 30, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on May 15, 2018, February 13, 2018 and November 15, 2017, and, respectively, should no longer be relied upon as a result of omission of certain contingencies omitted.

We are therefore filing this this amended 10-Q (“Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Original 10-Q”), to restate our audited financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures, contained in the Original 10-Q to reflect certain contingencies omitted. The amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 was filed on November 21, 2018. The Company expects to file amendments to the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and December 31, 2017 as soon as practical. The Amended 10-Q and the amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and December 31, 2017 are herein referred to as “Restated Reports” or “Restatement”.

Specifically, this Amended 10-Q is being filed in order to restate:

●	Our consolidated balance sheets as of September 30, 2017 by recording the accrued contingent liabilities from $0 to $4,338,030. Our consolidated balance sheets as of June 30, 2017 by recording the accrued contingent liabilities from $0 to $609,160 and other payable – related party amounts from $0 to $663,777.

●	Our consolidated statements of operations and other comprehensive income (loss) for the quarter ended September 30, 2017. As a result of the Restatement, our consolidated net loss for the quarter ended September 30, 2017 increased by $2,444,998 and

●	Our consolidated total shareholder’s equity decreased by $2,947,514 as of September 30, 2017 and decreased by $1,272,938 as of June 30, 2017.

As several parts of the Original 10-Q are amended and/or restated by this Amended 10-Q, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amended 10-Q. Readers should therefore read and rely on this Amended 10-Q in lieu of the Original 10-Q.

Except as amended and/or restated by this Amended 10-Q, no other information included in the Original 10-Q is being amended or updated by this Amended 10-Q. This Amended 10-Q continues to describe the conditions as of the date of the Original 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

TABLE OF CONTENTS

		PAGE

	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4.	CONTROLS AND PROCEDURES	36

	PART II
	OTHER INFORMATION

ITEM 6.	EXHIBITS	42

 i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(unaudited and as restated)	As restated
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$923,882	$224,679
Restricted cash	1,810,216	4,208,765
Accounts receivable, net	48,718,090	47,543,077
Inventories	427,931	626,738
Other receivables, net	190,080	240,123
Other receivable – related party	1,390,516	-
Prepayments and advances, net	14,789,521	16,894,781
Prepayments - related party	6,384,631	6,996,400

Total current assets	74,634,867	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	3,425,059	3,644,203
Total assets	$78,059,926	$80,378,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short term bank loans	$22,889,929	$17,700,720
Notes payable	6,011,800	14,013,070
Accounts payable	31,834,527	29,081,790
Customer deposits	588,401	614,558
Other payables	343,451	4,098,772
Other payables - shareholders	2,448,342	2,925,543
Accrued liabilities	1,415,740	1,352,750
Taxes payable	272,463	103,419
Accrued contingent liabilities	4,338,030	609,160

Total current liabilities	70,142,683	70,499,782

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 shares issued and outstanding as of September 30, 2017 and June 30, 2017	2,388	2,388
Additional paid-in-capital	39,461,496	38,662,377
Accumulated deficit	(45,233,540)	(42,242,951)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,438,807	7,209,078

Total shareholders’ equity	7,917,243	9,878,984

Total liabilities and shareholders’ equity	$78,059,926	$80,378,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended
	September 30,
	2017	2016
	As restated

REVENUE	$13,768,459	$7,456,862

COST OF REVENUE	12,322,055	8,409,274

GROSS PROFIT (LOSS)	1,446,404	(952,412)

PROVISION FOR DOUBTFUL ACCOUNTS	(159,740)	(2,085,337)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,412,145)	(1,862,928)
RESEARCH AND DEVELOPMENT EXPENSES	(90,658)	(79,165)

LOSS FROM OPERATIONS	(216,139)	(4,979,842)

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	(2,001)	86,201
Interest income	2,443	8,401
Interest expense	(328,054)	(197,217)
Finance expense	(1,839)	(238,315)
Estimated claims charges	(2,444,998)	-
TOTAL OTHER EXPENSE, NET	(2,774,449)	(340,930)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,990,588)	(5,320,772)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,990,588)	$(5,320,772)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(2,990,588)	$(5,320,772)
Other comprehensive income (loss) - foreign currency translation income (loss)	229,729	(86,262)

COMPREHENSIVE LOSS	$(2,760,859)	$(5,407,034)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	2,387,658	2,272,986
Diluted	2,387,658	2,272,986

Loss per share:
Basic	$(1.25)	$(2.34)

Diluted	$(1.25)	$(2.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2017	2016
	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,990,588)	$(5,320,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	301,756	305,121
Gain on disposal of equipment	(2,250)	-
Stock-based compensation expense	-	289,000
Provision for doubtful accounts	159,740	2,085,337
Changes in operating assets and liabilities:
Accounts receivable	(1,904,883)	(1,568,623)
Inventories	210,261	328,810
Other receivables	(739,511)	6,332,111
Prepayments and advances	3,214,703	3,544,889
Prepayments - related party	742,649	(361,336)
Accounts payable	3,667,697	1,441,577
Customer deposits	(37,705)	(3,113,460)
Other payables	(3,824,320)	(158,050)
Other payables - shareholders	186,110	156,109
Accrued liabilities and contingent liabilities	2,487,769	(361,577)
Taxes payable	166,773	(4,527)
Net cash provided by operating activities	1,638,201	3,594,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	-	(29,999)
Purchases of property, plant and equipment	(12,001)	(37,778)
Net cash used in investing activities	(12,001)	(67,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loans	9,645,707	4,499,820
Repayments of short term bank loans	(4,800,352)	(2,999,880)
Proceeds from notes payable	-	11,549,538
Repayments of notes payable	(8,250,605)	(8,999,640)
Advances from shareholders	-	146,586
Change in restricted cash	2,473,444	(488,301)
Net cash (used in) provided by financing activities	(931,806)	3,708,123
EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	4,809	(7,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	699,203	7,227,539

CASH AND CASH EQUIVALENTS, beginning of period	224,679	1,006,970

CASH AND CASH EQUIVALENTS, end of period	$923,882	$8,234,509

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$328,054	$150,783
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Forgiveness of payable to shareholder as a capital contribution	$675,050	$-
Litigation liability paid by related party	$122,559	$-
Accrued rent liability and other receivable – related party	$1,387,889	$-

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$1,468,990	$-

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

Note 2 – Restatement

This financial statements for the quarter ended September 30, 2017 have been restated to reflect various legal actions arising and coming to management’s attention after the financial statements for the year ended June 30, 2017 and the three months ended September 30, 2017 were initially filed. See Note 13 - Commitments and contingencies for the detail disclosures and impact due to those legal actions.

The impact of those restatements on the September 30, 2017 unaudited financial statements is reflected in the following table:

	September 30, 2017
Consolidated Balance Sheets	Original	Restatement	As Restated
Other receivable – related party	$-	$1,390,516	$1,390,516
Total assets	$76,669,410	$1,390,516	$78,059,926
Accrued contingent liabilities	$-	$4,338,030	$4,338,030
Total liabilities	$65,804,653	$4,338,030	$70,142,683
Accumulated deficit	$(41,521,249)	$(3,712,291)	$(45,233,540)
Total Shareholders’ Equity	$10,864,757	$(2,947,514)	$7,917,243
Consolidated statement of Operations
Estimated claim charges	$-	$(2,444,998)	$(2,444,998)
Total other expenses, net	$(329,451)	$(2,444,998)	$(2,774,449)
Net Loss	$(545,590)	$(2,444,998)	$(2,990,588)
Loss Per Share
Basic and Diluted	$(0.24)		$(1.25)

Note 3 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. The Company’s working capital was approximately $4.5 million as of September 30, 2017, as compared to $6.2 million as of June 30, 2017. As of September 30, 2017, the Company had cash on-hand of approximately $0.9 million and restricted cash balances of approximately $1.8 million, with remaining current assets mainly composed of accounts receivable and prepayments and advances.

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

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.3 million, (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.0 million (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws.  Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay.  Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of September 30, 2017 would be reduced from approximately $4.5 million to a net working capital deficiency of approximately $9.5 million.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q/A should be read in conjunction with information included in the amended annual report for the fiscal year ended June 30, 2017 on Form 10-K/A filed with the SEC on November 21, 2018.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	June 30,
	2017	2017
	(unaudited and as restated)	(As Restated)
Current assets	$74,507,820	$76,607,089
Property, plants and equipment	3,425,059	3,644,203
Total assets	77,932,879	80,251,292
Liabilities	(67,326,632)	(67,885,085)
Intercompany payables*	(7,107,101)	(7,088,094)
Total liabilities	(74,433,733)	(74,973,179)
Net assets	$3,499,146	$5,278,113

* Payables to China-ACMH and BVI-ACM have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, and fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

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

Asset and liability accounts at September 30, 2017 and June 30, 2017 were translated at RMB 6.65 and RMB 6.78 to USD$1.00, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended September 30, 2017 and 2016 were RMB 6.67 and RMB 6.67 to USD$1.00, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions within the PRC and the United States. As of September 30 and June 30, 2017, the Company had deposits in excess of federally insured limits totaling approximately $0.5 million and $0.2 million, respectively, in the PRC.

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

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. As of September 30 and June 30, 2017, the Company determined that no allowance was necessary.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Management plans to adopt this ASU early after the quarter ending December 2017. The Company does not believe that the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments is to assisting stakeholders with implementation questions and issues as organizations prepare to adopt the new leases standard affect the amendments in ASU 2016-02. Many stakeholders inquired about the following two requirements in the new leases standard: 1) Comparative reporting requirements for initial adoption and 2) For lessors only, separating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components. ASU 2018-11 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2018-11 on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Note 4 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	September 30, 2017	June 30, 2017
	(unaudited and as restated)	(as restated)
Accounts receivable	$65,004,147	$63,370,426
Less: Allowance for doubtful accounts	(16,286,057)	(15,827,349)
Total accounts receivable, net	$48,718,090	$47,543,077

Movement of allowance for doubtful accounts is as follows:

	Three months ended	Year ended
	September 30, 2017	June 30, 2017
	(unaudited and as restated)	(As restated)
Beginning balance	$15,827,349	$11,524,131
Provision for doubtful accounts	159,148	3,987,890
Add: Recovery	-	524,789
Exchange rate effect	299,560	(209,461)
Ending balance	$16,286,057	$15,827,349

During the three months ended September 30, 2017 and 2016, the Company offset approximately $1.5 million and $0 of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 5 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	September 30, 2017	June 30, 2017
	(unaudited and as restated)
Other receivables	$853,757	$1,653,351
Other receivable from sale of Asset Group	-	18,867
Less: Allowance for doubtful accounts	(663,677)	(1,432,095)
Total other receivables, net	$190,080	$240,123

Movement of allowance for doubtful accounts is as follows:

	Three months ended	Year ended
	September 30, 2017	June 30, 2017
	(unaudited and as restated)
Beginning balance	$1,432,095	$2,334,672
Recovery of doubtful accounts	(793,992)	(852,275)
Less: write-off	-	-
Exchange rate effect	25,574	(50,302)
Ending balance	$663,677	$1,432,095

Note 6 – Property, plant and equipment, net

Property, plants and equipment consist of the following:

	September 30, 2017	June 30, 2017
	(unaudited and as restated)
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

Note 7 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	September 30, 2017	June 30, 2017
	(unaudited)
Loans from China Construction Bank, each with an interest rate of 4.35% per annum, due between October 2017 and March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	$13,526,550	$17,700,720

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between January 2018 and August 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	9,363,379	-

	$22,889,929	$17,700,720

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 8 – Related party transactions.

Interest expense for the three months ended September 30, 2017 and 2016 amounted to approximately $0.3 million and $0.2 million, respectively.

In October 2017, the Company repaid one short-term bank loan totaling $4,508,850 (RMB 30,000,000) and obtained one short term bank loan totaling $4,057,965 (RMB 27,000,000), which matures on September 19, 2018.

Notes payable:

The Company has an approximately $31 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended in August 2017 through August 2018. Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $6.0 million and $14.0 million as of September 30, 2017 and June 30, 2017, respectively, and were non-interest bearing with expiration dates between November 2017 and December 2017. The notes are generally charged with a transaction fee of 0.1% of the note amount. The restricted cash for the notes was approximately $1.8 million and $4.2 million as of September 30, 2017 and June 30, 2017, respectively. The Company’s availability under the CCB Credit Facility was $2.1 million as of September 30, 2017.

Note 8 – Related party transactions

Rent expense - related party

The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of September 30, 2017 and June 30, 2017, the Company prepaid $6,384,631 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

Other receivable - related party

This balance represents a litigation against Xin Ao who entered into a capital lease agreement on behalf of Beijing Lianlv, an entity whose shareholders are Mr. Han and Mr. He. The balance was subsequently offset and indemnified by Mr. Han and Mr. He in September 2018. As of June 30, 2018, other receivable-related party is from Beijing Lianlv for $1,390,516.

Other payables – shareholders

Mr. Xiaofu Han and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 7). The other payables-shareholders balance also includes the Company’s salary payable to the two individuals and payment made to settle a legal claim.

Other payables – shareholders consisted of the following:

	September 30, 2017	June 30, 2017
	(unaudited and as restated)
Xianfu Han	$1,160,535	$1,402,423
Weili He	1,287,807	1,523,120
	$2,448,342	$2,925,543

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

Loss before provision for income taxes consisted of:

	Three months ended September 30,
	2017	2016
	(unaudited and as restated)	(unaudited)
USA and BVI	$(309,083)	$(643,524)
PRC	(2,681,505)	(4,677,248)
	$(2,990,588)	$(5,320,772)

Significant components of deferred tax assets were as follows:

	September 30, 2017	June 30, 2017
	(unaudited and as restated)	(As Restated)
Deferred tax assets
Allowance for doubtful accounts	$2,661,873	$2,588,917
Accrued claims charges	556,844	190,094
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	132,157	411,436
Net operating loss carryforward in the U.S.	143,096	238,649
Valuation allowance	(3,887,643)	(3,822,769)
Total deferred tax assets	$-	$-

As of September 30, 2017 and June 30, 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforwards in the PRC. If the Company continues to incur losses in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of September 30, 2017, the Company has a net operating loss carry forward in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $3.9 million and $3.8 million related to its operations in the PRC as of September 30, 2017 and June 30, 2017, respectively. The valuation allowance has been increased by $64,874 and $729,481 for the three months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and June 30, 2017, the Company had $272,463 and $103,419 of other business tax payables, respectively.

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

Following is a summary of the restricted stock grants:

		Weighted Average
		Grant Date	Aggregate
Restricted stock grants	Shares	Fair Value Per Share	Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Granted	-	$-	$-
Vested	-	$-	$-
Unvested as of September 30, 2017 (unaudited)	106,859	$2.89	$308,823

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of September 30, 2017 and June 30, 2017, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.8 million and $0.8 million, respectively.

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

Note 12 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

Note 13 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expired on September 30, 2017, with annual payments of approximately $199,000. The lease was renewed through September 30, 2022 with annual payments of approximately $422,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

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

As of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.3 million (including interest and penalty of $0.1 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three months ended September 30, 2017, additional estimated claims charges amount of approximately $2.4 million on some of remaining claims balance is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this Amended 10-Q, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this amended 10-Q report from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in the litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of September 30, 2017, the Company had approximately $4.3 million in accrued contingent liabilities, net of litigation paid by related party of approximately $0.8 million, and an additional approximately $2.4 million estimated claims charges for the three months ended September 30, 2017. As of September 30, 2017, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of September 30, 2017	Interest and penalties	Total claim amount as of September 30, 2017
1) Guarantees	$2,223,921	$-	$2,223,921
2) Sales	20,824	7,853	28,677
3) Purchase	1,134,102	112,382	1,246,484
4) Leases	1,616,548	-	1,616,548
5) Labor	26,876	-	26,876
6) Others	12,678	-	12,678
Total	$5,034,949	$120,235	5,155,184
Payments			(817,154)
Accrued contingent liabilities			$4,338,030

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.2 million (RMB 14,736,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,214,747	December 29, 2017

This loan has not been repaid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.2 million contingent liability in connection with such guarantee.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s major shareholders. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 in an amount of RMB 1,572,669 (approximately US$0.2 million), plus interest, expenses for utilities in an amount of RMB 271,579 (approximately US$41,000), penalty under the agreement of RMB 250,000 (approximately US$38,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to September 30, 2017 of RMB 1,136,297 (approximately US$0.2 million). The total amount of compensation is RMB 3,303,783 (approximately US$0.5 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.0 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgement amounts from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.0 million.

The type of litigation disputes with contingencies associated are summarized as follows as of September 30, 2017:

Dispute matter	Claim amount as of September 30, 2017	Interest and penalties	Total claim amount as of September 30, 2017
1) Guarantees	$57,854,538	$-	$57,854,538
2) Purchase	1,635,703	-	1,635,703
3) Leases	924,050	-	924,050
4) Labor	235,437	-	235,437
Total	$60,649,728	$-	60,649,728
Settled claims			(46,676,768)
Remaining claims amount			$13,972,960

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.4 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$45.8 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.5 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership has not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable or exposure for the pending judgement as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Tianhang’s potential default of its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, which is a shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Chengde Tianhang in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million).

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

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest for the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse with Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million) against the respondents. Mr. Han and Mr. He provided personal indemnification for Xin Ao’s potential guarantee liability.

2)	Purchase dispute

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was in an aggregate amount of RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified on such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

(b)	Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was in an aggregate amount of RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

3)	Leasing disputes

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

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amount of judgments of approximately RMB 1,701,979 (approximately US$0.3 million). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

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

As of September 30, 2017, approximately $2.3 million was on deposit with a bank located in the PRC subject to credit risk, respectively. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD$75,000). As of September 30, 2017, no cash was on deposit with a bank located in the US subject to credit risk. In the US, the insurance coverage of each bank is USD $250,000. Management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended September 30, 2017, the Company had two customers accounted for approximately 14% and 11% of total revenue, respectively. For the three months ended September 30, 2016, two customers accounted for 16.8% and 16.5% of total revenue, respectively. As of September 30, 2017 and June 30, 2017, no customer accounted for more than 10% of the total balance of accounts receivable. As of September 30, 2017 and June 30, 2017, the total accounts receivable for top five customers is approximately $5.5 million and $17.9 million, respectively

For the three months ended September 30, 2017, no vendor accounted for more than 10% of total purchases. For the three months ended September 30, 2016, the Company had two vendors representing approximately 10.7% and 10.2% of total purchases. As of September 30, 2017 and June 30, 2017, no vendor accounted for more than 10% of the total balance of accounts payable.

Note 15 – Subsequent events

Effective January 19, 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which were issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant.

In April 2018, the Company guaranteed approximately US$10.4 million (RMB 69,000,000) that a related-party borrowed from bank as follows:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,370,000	April 11, 2019

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table sets forth key components of our results of operations for the three months ended September 30, 2017, and 2016, in U.S. dollars:

	Three months ended
	September 30,
				Percentage
	2017	2016	Change	Change
Total revenue	$13,768,459	$7,456,862	$6,311,597	85%
Total cost of revenue	12,322,055	8,409,274	3,912,781	47%
Gross profit (loss)	1,446,404	(952,412)	2,398,816	(252)%
Provision for doubtful accounts	(159,740)	(2,085,337)	1,925,597	(92)%
Selling, general and administrative expenses	(1,412,145)	(1,862,928)	450,783	(24)%
Research and development expenses	(90,658)	(79,165)	(11,493)	15%
Loss from operations	(216,139)	(4,979,842)	4,763,703	(96)%
Other expense, net	(2,774,449)	(340,930)	(2,433,519)	714%
Loss before provision for income taxes	(2,990,588)	(5,320,772)	2,330,184	(44)%
Provision for income taxes	-	-	-	-%
Net loss	$(2,990,588)	$(5,320,772)	$2,330,184	(44)%

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

Loss from Operations. We incurred loss from operations of approximately $0.2 million and approximately $5.0 million for the three months ended September 30, 2017 and 2016, respectively. The decrease of approximately $4.8 million was primarily due to the reasons previously discussed.

Other Expense, Net. Our other expense consists of interest income (expense), finance expense and other non-operating income (expense). We had other income (expense) of approximately $(2,000) and $86,000 during the three months ended September 30, 2017 and 2016, respectively. We earned interest income of approximately $2,000 and $8,000 for the three months ended September 30, 2017, and 2016, respectively. We incurred interest expense of approximately $0.3 million and $0.2 million for the three months ended September 30, 2017, and 2016, respectively. We incurred finance expense of approximately $2,000 and $0.2 million for the three months ended September 30, 2017, and 2016, respectively. We recorded estimated claims charges expense of approximately $2.4 million and $0 for the three months ended September 30, 2017, and 2016, respectively.

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

Net Loss. We had net loss of approximately $3.0 million for the three months ended September 30, 2017, as compared to a net loss of approximately $5.3 million for the three months ended September 30, 2016, a positive change in the amount of approximately $2.3 million. Such change was the result of the combination of the changes as discussed above.

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

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $4.5 million as of September 30, 2017, as compared to $6.2 million as of June 30, 2017. As of September 30, 2017, in addition to cash on-hand and restricted cash, we also have other current assets mainly composed of accounts receivable and prepayments and advances to suppliers.

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

Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for our products, economic conditions, competitive pricing in the concrete-mix industry, our operating results not continuing to improve and our bank and shareholders being able to provide continued financial support.

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.4 million, (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.0 million (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws.  Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay.  Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of September 30, 2017 would be reduced from approximately $4.5 million to  a net working capital deficiency of approximately $9.5 million.

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2017	2016
	(unaudited and as restated)	(unaudited)
Net cash provided by operating activities	$1,638,201	$3,594,609
Net cash used in investing activities	(12,001)	(67,777)
Net cash (used in) provided by financing activities	(931,806)	3,708,123
Effect of foreign currency translation in cash and cash equivalents	4,809	(7,416)
Net change in cash and cash equivalents	$699,203	$7,227,539

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $1.6 million for the three months ended September 30, 2017, which was attributable to a net loss of approximately $3.0 million and net cash provided by operating activities of approximately $4.6 million, including adjustments for approximately $0.3 million of depreciation, approximately $0.2 million of provision for doubtful accounts as well as approximately $4.2 million cash inflow from a change in operating assets and liabilities. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for reduction in inventories of approximately $0.2 million, reduction of prepayments and advances of approximately $3.2 million as we have already secured enough materials for production, reduction of prepayments – related party of approximately $0.7 million, additional accounts payable of approximately $3.7 million, excluding non-cash offset of approximately $1.5 million, as we were in waiting for our accounts receivable collection to repay our vendors, and addition of approximately $0.2 million other payables-shareholders, increase of approximately $2.5 million in accrued liabilities, excluding non-cash effect of approximately $2.2 million, and increase taxes payable of approximately $0.2 million and was primarily offset by additional accounts receivable of approximately $1.9 million, excluding a non-cash offset of approximately $1.5 million, payments of other payables of approximately $3.8 million.

Investing Activities. Net cash used in investing activities was approximately $12,000 for the three months ended September 30, 2017, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $0.9 million for the three months ended September 30, 2017, which was primarily attributable to approximately $4.8 million for the repayments of bank loans and bank guarantees, approximately $8.3 million for the repayments of notes payable, and was offset by approximately $9.6 million new bank loans and bank guarantees, and releases of approximately $2.5 million of restricted cash.

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

Loan Facilities. We had a total of approximately $28.9 million and $31.7 million outstanding on loans and credit facilities as of September 30 and June 30, 2017, respectively. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expired on September 30, 2017, with annual payments of approximately $199,000. The lease was renewed through September 30, 2022 and requires annual payments of approximately $422,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2018, with annual payments of approximately $24,000.

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

As of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.3 million (including interest and penalty of $0.1 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three months ended September 30, 2017, additional estimated claims charges amount of approximately $2.4 million on some of remaining claims balance is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this Amended 10-Q, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this amended 10-Q report from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in the litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

Legal matters

As of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.0 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.0 million.

The type of litigation disputes with contingencies associated are summarized as follows as of September 30, 2017:

Dispute matter	Claim amount as of September 30, 2017	Interest and penalties	Total claim amount as of September 30, 2017
1) Guarantees	$57,854,538	$-	$57,854,538
2) Purchase	1,635,703	-	1,635,703
3) Leases	924,050	-	924,050
4) Labor	235,437	-	235,437
Total	$60,649,728	$-	60,649,728
Settled claims			(46,676,768)
Remaining claims amount			$13,972,960

Off-Balance Sheet Arrangements

Due to the Company’s consolidated VIE being named as a guarantor for certain agreements per the courts in the PRC (see Note 13 for details), we may have some off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders. On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from the civil lawsuits mentioned above.

Recently issued accounting pronouncements

Refer to Note 3 of the unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

As required by Rule 13a-15 under the Exchange Act, in connection with the restatement, our management, including our Chief Executive Officer and interim Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, we concluded that as of September 30, 2017, due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of September 30, 2018, our internal control over financial reporting, because of the material weaknesses in our internal control over financial reporting described below, were not effective.

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

As of the date of this amended 10-Q, the Company is in the process of conducting comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedure.

(c) Changes in internal control over financial reporting

Except as otherwise disclosed in this amended 10-Q, during the first quarter of fiscal year ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

As of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.3 million (including interest and penalty of $0.1 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three months ended September 30, 2017, additional estimated claims charges amount of approximately $2.4 million on some of remaining claims balance is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this amended 10-Q, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this amended 10-Q report from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in the litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of September 30, 2017, the Company had approximately $4.3 million in accrued contingent liabilities, net of litigation paid by related party of approximately $0.8 million, and an additional approximately $2.4 million estimated claims charges for the three months ended September 30, 2017. As of September 30, 2017, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of September 30, 2017	Interest and penalties	Total claim amount as of September 30, 2017
1) Guarantees	$2,223,921	$-	$2,223,921
2) Sales	20,824	7,853	28,677
3) Purchase	1,134,102	112,382	1,246,484
4) Leases	1,616,548	-	1,616,548
5) Labor	26,876	-	26,876
6) Others	12,678	-	12,678
Total	$5,034,949	$120,235	5,155,184
Payments			(817,154)
Accrued contingent liabilities			$4,338,030

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.2 million (RMB 14,736,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,214,747	December 29, 2017

This loan has not paid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.2 million contingent liability in connection with such guarantee.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s major shareholders. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 in an amount of RMB 1,572,669 (approximately US$0.2 million), plus interest, expenses for utilities in an amount of RMB 271,579 (approximately US$41,000), penalty under the agreement of RMB 250,000 (approximately US$38,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to September 30, 2017 of RMB 1,136,297 (approximately US$0.2 million). The total amount of compensation is RMB 3,303,783 (approximately US$0.5 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of September 30, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.0 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.0 million.

The type of litigation disputes with contingencies associated are summarized as follows as of September 30, 2017:

Dispute matter	Claim amount as of September 30, 2017	Interest and penalties	Total claim amount as of September 30, 2017
1) Guarantees	$57,854,538	$-	$57,854,538
2) Purchase	1,635,703	-	1,635,703
3) Leases	924,050	-	924,050
4) Labor	235,437	-	235,437
Total	$60,649,729	$-	60,649,729
Settled claims			(46,676,768)
Remaining claims amount			$13,972,961

 The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.4 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$45.8 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.5 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership has not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable of the exposure to the pending judgements as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Tianhang’s potential default in its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, which is a shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Chengde Tianhang in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million).

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

Item 1A.	Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on December 10, 2018, except a new material risk factor as follows.

We may be exposed to liability due to the legal proceedings involving Xin Ao.

As of September 30, 2017, Xin Ao was subject to several civil lawsuits with potential judgments in the amount of approximately $14.0 million and the likelihood of the outcome of some of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the controlling shareholders  of Xin Ao and we are a U.S. public company, the plaintiffs included Xin Ao in the legal proceedings. Although Xin Ao was not involved in some of the lawsuits, it was named as co-defendant. In the event the companies Mr. Han and Mr. He previously provided personal guarantees too were involved in any new legal proceedings, Xin Ao may have additional exposure in such proceedings in the future. Although Mr. Han and Mr. He provided indemnity to Xin Ao pursuant to certain indemnification agreements to indemnify Xin Ao for the outstanding claims, Xin Ao may have exposure, to the extent there are any new or additional claims, Xin Ao may have additional exposure. In the event Mr. Han or Mr. He defaults on their Indemnification Agreements or are unable to fulfill their obligations under the Indemnification Agreements, Xin Ao may have exposure. Any Increase in the Company’s accrued liability for litigation could negatively affect our stockholders’ equity working capital and results of operations in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2018	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Filed
Exhibit No.	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of August 1, 2013, by and among CADC Delaware and CADC Nevada.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 2, 2013.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.3 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.9	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015		(1) Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009.

(2) Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 27, 2015.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒

31.2	Certifications of Interim Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒

32.1	Certifications of Principal Executive Officer and Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	☒

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document