Form 10-Q
period 2018-09-30
China Advanced Construction Materials Group, Inc
filed 2019-01-04
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 3, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,584,626

TABLE OF CONTENTS

		PAGE

	PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	34

	PART II OTHER INFORMATION

ITEM 6.	EXHIBITS	41

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,803,989	$1,098,691
Accounts and notes receivable, net	41,434,815	43,322,463
Inventories	351,062	427,193
Other receivables, net	1,650,543	71,242
Other receivable - related party	1,346,908	1,397,042
Prepayments and advances, net	5,341,297	1,569,162
Prepayment - related party	2,228,939	2,725,423
Prepaid expenses	2,308	40,458
Total current assets	54,159,861	50,651,674

PROPERTY PLANT AND EQUIPMENT, net	2,350,606	2,748,409

Total assets	$56,510,467	$53,400,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term bank loans – in default (Note 6)	$24,678,993	$26,062,665
Accounts payable	8,946,786	10,340,072
Customer deposits	2,171,004	903,034
Other payables	4,578,084	369,780
Other payables - shareholders	379,926	195,763
Accrued liabilities	1,237,012	1,217,584
Taxes payable	136,969	178,190
Accrued contingent liabilities	4,834,635	4,430,787
Total current liabilities	46,963,409	43,697,875

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 5,584,626 and 5,488,649 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	5,585	5,489
Additional paid-in-capital	48,810,272	48,360,368
Deferred stock compensation	(2,118,750)	(2,825,000)
Deficit	(50,570,144)	(49,642,916)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,172,003	7,556,175
Total shareholders’ equity	9,547,058	9,702,208
Total liabilities and shareholders’ equity	$56,510,467	$53,400,083

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended
	September 30,
	2018	2017

REVENUE	$13,059,651	$13,768,459

COST OF REVENUE	10,827,737	12,322,055

GROSS PROFIT	2,231,914	1,446,404

PROVISION FOR DOUBTFUL ACCOUNTS	(33,027)	(159,740)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,513,375)	(1,412,145)
RESEARCH AND DEVELOPMENT EXPENSES	(74,221)	(90,658)
AMORTIZATION OF DEFERRED STOCK COMPENSATION COST	(706,250)	-

LOSS FROM OPERATIONS	(94,959)	(216,139)

OTHER INCOME (EXPENSE), NET
Other expenses, net	(1,446)	(2,001)
Interest income	623	2,443
Interest expense	(260,060)	(328,054)
Finance expense	(3,887)	(1,839)
Estimated claims charges	(567,499)	(2,444,998)
TOTAL OTHER EXPENSE, NET	(832,269)	(2,774,449)

LOSS BEFORE PROVISION FOR INCOME TAXES	(927,228)	(2,990,588)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(927,228)	$(2,990,588)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(927,228)	$(2,990,588)
Other comprehensive (loss) income - foreign currency translation (loss) gain	(384,172)	229,729

COMPREHENSIVE LOSS	$(1,311,400)	$(2,760,859)

LOSS PER COMMON SHARE
Weighted average number of shares:
Basic	5,542,784	2,387,658
Diluted	5,542,784	2,387,658

Loss per share:
Basic	$(0.17)	$(1.25)
Diluted	$(0.17)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(927,228)	$(2,990,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	301,645	301,756
Gain on disposal of equipment	-	(2,250)
Amortization of deferred stock compensation	706,250	-
Provision for doubtful accounts	33,027	159,740
Changes in operating assets and liabilities
Accounts receivable	(1,765,039)	(1,904,883)
Inventories	61,303	210,261
Other receivables	(1,686,347)	(739,511)
Prepayments and advances	(3,880,271)	3,214,703
Prepayment - related party	446,637	742,649
Prepaid expenses	38,150	-
Accounts payable	5,423,984	3,667,697
Customer deposits	1,311,116	(37,705)
Other payables	(63,430)	(3,824,320)
Other payables - shareholders	180,000	186,110
Accrued liabilities and contingent liabilities	626,323	2,487,769
Taxes payable	(35,115)	166,773
Net cash provided by operating activities	771,005	1,638,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	-	(12,001)
Net cash used in investing activities	-	(12,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	4,990,656	9,645,707
Repayments of short term loans, banks and bank guarantees	(5,442,751)	(4,800,352)
Repayments of notes payable	-	(8,250,605)
Borrowings from shareholders	5,978	-
Proceeds from issuance of common stock	450,000	-
Change in restricted cash	-	2,473,444
Net cash provided by (used in) financing activities	3,883	(931,806)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(69,590)	4,809

NET INCREASE IN CASH AND CASH EQUIVALENTS	705,298	699,203

CASH AND CASH EQUIVALENTS, beginning of period	1,098,691	224,679

CASH AND CASH EQUIVALENTS, end of period	$1,803,989	$923,882

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$260,060	$328,054
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Forgiveness of payable to shareholder as a capital contribution	$-	$675,050
Litigation liability paid by related party	$-	$122,559
Accrued rent liability and other receivable - related party	$-	$1,387,889

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$2,134,856	$1,468,990
Reclassification from accounts payable to other payables for payments made by employees of the Company on its behalf	$4,319,798	$-

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

On August 20, 2018, CACM Group NY, Inc. (“CACM”) was incorporated in the State of New York and is 100% owned by China ACM. The establishment of CACM is to expand the Company’s construction material business in the New York. As of the date of the report, CACM has not commenced any operations.

Agreement and Plan of Merger

In July 2018, the Company adopted the Agreement and Plan of Merger by and between the Company and China Advanced Construction Materials Group, Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“CADC Cayman”). The proposal was approved by the Company’s shareholders at its annual meeting on December 27, 2018.

China ACM, CADC Cayman, CACM, BVI-ACM, China-ACMH and Xin Ao are collectively referred to as the “Company”.

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. The Company’s working capital was approximately $7.2 million as of September 30, 2018, as compared to $7.0 million as of June 30, 2018. As of September 30, 2018, the Company had cash on-hand of approximately $1.8 million, with remaining current assets mainly composed of accounts receivable and prepayments and advances.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of September 30, 2018. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of twelve months. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

●	Equity financing.

●	Other available sources of financing from PRC banks and other financial institutions, given the Company’s credit history.

●	Financial support and credit guarantee commitments from Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products, economic conditions, competitive pricing in the concrete-mix industry, the Company’s operating results not improving, additional legal liabilities, or the inability of the Company’s bank and shareholders to provide continued financial support.

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.8 million, (see Note 12 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $13.7 million (see Note 12 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws.  Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay.  Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of September 30, 2018 could be reduced from approximately $7.2 million to a net working capital deficiency of approximately $6.5 million.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and VIEs listed below. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended June 30, 2018 on Form 10-K filed with the SEC on December 10, 2018.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the following subsidiaries and VIEs. All material intercompany transactions have been eliminated.

Subsidiaries and VIEs	Place incorporated	Ownership percentage
CADC Cayman	Cayman Islands	100%
CACM	New York, USA	100%
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability.  The VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

Management makes ongoing assessments of whether China ACMH is the primary beneficiary of Xin Ao. Based upon a series of contractual arrangements, the Company determined that Xin Ao is a VIE subject to consolidation and that China ACMH is the primary beneficiary. Accordingly, the accounts of Xin Ao are consolidated with those of China ACMH.

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	June 30,
	2018	2018
	(unaudited)
Current assets	$53,535,729	$50,219,221
Property, plants and equipment	2,350,606	2,748,409
Total assets	55,886,335	52,967,630

Liabilities	(46,430,836)	(43,372,069)
Intercompany payables*	(7,377,238)	(7,705,339)
Total liabilities	(53,808,074)	(51,077,408)
Net assets	$2,078,261	$1,890,222

*	Payables to China-ACMH and BVI-ACM have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, contingent liabilities, fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM, CACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency, the Chinese Renminbi (“RMB”) as their functional currency. In accordance with U.S. GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Asset and liability accounts at September 30, 2018 and June 30, 2018 were translated at RMB 6.87 and RMB 6.62 to USD$1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss and cash flows for the three months ended September 30, 2018 and 2017 were RMB 6.81 and RMB 6.67 to USD$1.00, respectively.

Translation gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations. There were no foreign currency transaction gains or losses for the three months ended September 30, 2018 and 2017. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Revenue recognition

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018. The core principle underlying revenue recognition is that the Company recognizes its revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s revenue streams are primarily recognized at a point in time, principally upon delivery.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no material differences in the pattern of revenue recognition.

Sales of concrete products

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to July 1, 2018.

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

Accounts and notes receivable, net

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

Notes receivable represents commercial notes due from various customers where the customers’ banks have guaranteed the payments. The notes are noninterest bearing and normally paid within three to six months. The Company has the ability to submit requests for payments to the customer’s banks earlier than the scheduled payments date, but will incur an interest charge and a processing fee.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than cost. As of September 30, 2018 and June 30, 2018, the Company determined that no allowance was necessary.

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification needs, advances to employees, amounts due from unrelated entities refundable, VAT tax and other deposits. Management regularly reviews the aging of these receivables and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection are made. The Company provides an allowance for doubtful accounts of 5% for other receivables balances that are aged within one year, an allowance for doubtful accounts of 50% for other receivables aged from one to two years, and an allowance for doubtful accounts of 100% for other receivables aged beyond two years.

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

The Company reversed an allowance of approximately $0.3 million and provided an allowance of approximately $0.8 million for the three months ended September 30, 2018 and 2017, respectively. The Company did not write off any unrealizable prepayments for the three months ended September 30, 2018 and 2017, respectively.

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

There were no impairment charges for the three months ended September 30, 2018 and 2017.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by the long-lived assets, and thus could result in future impairment losses.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company records stock-based compensation expense for employees at fair value on the grant date and recognizes the expense over the employee’s requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the Company’s current and expected dividend policy.

The Company records stock-based compensation expense for non-employees at fair value on the grant date and recognizes the expense over the service provider’s requisite service period.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed for calendar years ended December 31, 2015 to 2017 are subject to examination by any applicable tax authorities.

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

Stock dividends or stock splits are accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it effective as of the beginning of each period presented.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its unaudited condensed consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU No. 2017-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this ASU during the quarter ending September 2018. The adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In October 2017, the FASB issued ASU No. 2017-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU during the quarter ending September 2018. The adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-18, “Statement of Cash Flows: Restricted Cash”. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU during the quarter ending September 2018. The adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which to include share-based payment transactions for acquiring goods and services from non-employees, which nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the goods have been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share based payment award. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. Management plans to adopt this ASU during the quarter ending September 2019. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Accounts and notes receivable, net

Accounts and notes receivable, net consisted of the following:

	September 30, 2018	June 30, 2018
	(unaudited)
Accounts receivable	$59,330,806	$62,610,943
Notes receivable	669,675	3,292
Less: Allowance for doubtful accounts	(18,565,666)	(19,291,772)
Total accounts and notes receivable, net	$41,434,815	$43,322,463

Movement of allowance for doubtful accounts is as follows:

	Three months ended September 30, 2018	Year ended June 30, 2018
	(unaudited)
Beginning balance	$19,291,772	$15,827,349
(Recovery of) provision for doubtful accounts	(34,083)	3,145,087
Less: write-off	-	-
Exchange rate effect	(692,023)	319,336)
Ending balance	$18,565,666	$19,291,772

During the three months ended September 30, 2018 and 2017, the Company offset approximately $2.1 million and $1.5 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	September 30, 2018	June 30, 2018
	(unaudited)
Other receivables	$1,941,930	$279,339
Less: Allowance for doubtful accounts	(291,387)	(208,097)
Total other receivables, net	$1,650,543	$71,242

Movement of allowance for doubtful accounts is as follows:

	Three months ended September 30, 2018	Year ended June 30, 2017
	(unaudited)
Beginning balance	$208,097	$1,432,095
Provision for (recovery of) doubtful accounts	91,507	(1,280,566)
Exchange rate effect	(8,217)	56,568)
Ending balance	$291,387	$208,097

Note 5 – Property, plant and equipment, net

Property, plants and equipment consist of the following:

	September 30, 2018	June 30, 2018
	(unaudited)
Machinery and equipment	$884,109	$917,017
Transportation equipment	4,241,481	4,399,356
Office equipment	1,177,863	1,221,704
Buildings and improvements	442,257	458,718
Total	6,745,710	6,996,795
Less: Accumulated depreciation and amortization	(4,395,104)	(4,248,386)
Plants and equipment, net	$2,350,606	$2,748,409

Depreciation expense amounted to approximately $0.3 million for each of the three months ended September 30, 2018 and 2017.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	September 30, 2018		June 30, 2018
	(unaudited)
Loans from China Construction Bank, each with an interest rate of 5.66% to 6.09% per annum, due between July 2018 and January 2019, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	$24,678,993	(1)	$26,062,665

(1)	As of the date of this report, approximately $19.7 million of the outstanding balance is past due and in default due to nonpayment. The Company is in the process of negotiating a renewal of the loans with the bank and the Company did not receive any demand notice from the bank to pay off the loans immediately.

Beijing Jinshengding Mineral Products Co., LTD is a supplier to the Company. Mr. Xianfu Han is the Company’s Chief Executive Officer. Chunying Wang is the spouse of Mr. Xianfu Han. Mr. Weili He is the Company’s Interim Chief Financial Officer. Ms. Junkun Chen is the spouse of Mr. Weili He. Also see Note 7 – Related party transactions.

Interest expense was approximately $0.3 million for each of the three months ended September 30, 2018 and 2017.

The Company has an approximate $30.6 million (RMB210, 000,000) credit facility from China Construction Bank (the “CCB Credit Facility”), which was extended through August 2018. The Company has completed the application for extension as of the report date and is waiting for the approval.

Note 7 – Related party transactions

Rent expense - related party

The Company leases office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $24,000.

Prepayment - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% of the shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of September 30 and June 30, 2018, the Company prepaid $2,475,790 and $3,027,409 to Beijing Lianlv for inventory purchases, respectively.

Due to Beijing Lianlv being named as a joint defendant in one of the civil lawsuits of the Company, the Company provided a provision of 5% of an allowance for doubtful accounts for Beijing Lianlv’s prepayment that are aged from six months to one year and 10% for the balance beyond one year. As of September 30 and June 30, 2018, the Company made an allowance approximately $0.2 million and $0.3 million, respectively, for prepayment – related party.

Other receivable - related party

This balance represents litigation related to a related party, whose shareholders are Mr. Han and Mr. He. The litigation is due to the fact that Xin Ao signed a capital lease agreement on behalf of Bejing Lianlv. The balance has been indemnified by Mr. Han and Mr. He in September 2018. As of September 30, 2018 and June 30, 2018, other receivable – related party is from Beijing Lianlv was $1,346,908 and $1,397,042, respectively. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

Other payables – shareholders

Mr. Xiaofu Han and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 6).

Other payables - shareholders consisted of the following:

	September 30, 2018	June 30, 2018
	(unaudited)
Xianfu Han	$181,336	$91,336
Weili He	198,590	104,428
	$379,926	$195,763

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income taxes

(a)	Corporate income tax

China ACM and CACM were incorporated in the United States. China ACM and CACM had no taxable income for United States income tax purposes for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, China ACM and CACM’s net operating loss carry forward for United States income taxes was approximately $0.5 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the net deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have adjusted our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this adjustment has no effect on the Company’s income tax expense as the Company has provided a 100% valuation allowance on its net deferred tax assets previously.

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

BVI-ACM was incorporated in the British Virgin Islands (“BVI”), where its income tax rate is 0% under current BVI law.

China-ACMH and VIE-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions with respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The High-Tech Certificate is required to be renewed every 3 years. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao was entitled to a reduction in its income tax rate from 25% to 15% until July 21, 2018. The Company has completed the application for the updated certificate as of the report date and obtained the approval notice and is waiting for the official certificate.

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

Loss before provision for income taxes consisted of:

	Three months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
USA and BVI	$(1,179,240)	$(309,083)
PRC	252,012	(2,681,505)
	$(927,228)	$(2,990,588)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets were as follows:

	September 30, 2018	June 30, 2018
Deferred tax assets	(unaudited)
Allowance for doubtful accounts	$2,870,345	$2,972,087
Accrued claims charges	696,488	611,363
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	149,301	145,641
Net operating loss carryforward in the U.S.	94,413	62,852
Valuation allowance	(4,204,220)	(4,185,616)
Total net deferred tax assets	$-	$-

As of September 30, 2018 and June 30, 2018, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforwards in the PRC. If the Company is unable to generate taxable income in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of September 30, 2018, the Company has a net operating loss carry forward in the PRC that expires in 2022. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $4.1 million and $4.1 million related to its operations in the PRC as of September 30, 2018 and June 30, 2018, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $0.1 million and $0.1 million of valuation allowance against the deferred tax assets related to the Company’s United States operations as of September 30, 2018 and June 30, 2018, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

As of September 30, 2018 and June 30, 2018, the Company had $136,969 and $178,190 of other business taxes (principally VAT) payable, respectively.

(b)	Uncertain tax positions

There were no uncertain tax positions as of September 30, 2018 and June 30, 2018. Management does not anticipate any potential future adjustments which would result in a material change to its tax positions. For the three months ended September 30, 2018 and 2017, the Company did not incur any tax related interest or penalties.

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

In January 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which were issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant. As of September 30, 2018, there was no shares available under the 2009 Plan.

For the three months ended September 30, 2018 and 2017, the Company recognized $0 compensation expense related to restricted stock grants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Forfeited	(56,859)	$2.89	$(164,323)
Granted	56,859	$4.30	$244,494
Vested	(106,859)	$3.64	$(388,994)
Unvested as of June 30, 2018	-	$-	$-
Granted	-	$-	$-
Vested	-	$-	$-
Unvested as of September 30, 2018	-	$-	$-

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

In June 2018, the Board granted an aggregate of 500,000 shares of common stock with a fair value of $2,825,000, determined using the closing price of $5.65 on June 28, 2018, to two service providers. These shares were issued in July 2018 and to be amortized over the service period of one year starting from July 1, 2018. Amortization of deferred stock compensation for the three months ended September 30, 2018 was $706,250.

On July 25, 2018, the Company sold 45,977 shares of common stock at the price of $6.525 per share for total proceeds of $300,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 23, 2018, the Company sold 50,000 shares of common stock at the price of $3.0 per share for total proceeds of $150,000 to a third-party individual. The issuance was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of September 30, 2018 and June 30, 2018, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.8 million as of each of the three months ended September 30, 2018 and 2017.

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

Note 11 – Employee post-retirement benefits

The Company offers a defined contribution plan to eligible employees which consists of two parts: (i) the first part, paid by the Company, is 20% of the employee’s compensation from the prior year and (ii) the second part, paid by the employee, is 8% of the employee’s compensation. The Company’s contributions of employment benefits were approximately $0.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively.

Note 12 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $409,000.  The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $24,000. The Company has a lease agreement for office space in New York through May 31, 2019, with annual payments of $27,600.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.1 million and $60,000 for the three months ended September 30, 2018 and 2017, respectively. Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending September 30,	Amount
2019	$462,000
2020	433,000
2021	433,000
2022	433,000
2023	24,000
Thereafter	2,000
Total	$1,787,000

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantee

In April 2018, the Company guaranteed approximately $10.0 million (RMB 69,000,000) that a related-party borrowed from the bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,045,000	April 11, 2019

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

As of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.8 million (including interest and penalty of $0.8 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three months ended September 30, 2018, additional estimated claims charges of approximately $0.6 million principally for interest and penalties on existing claims which are presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this 10-Q, the Company’s management does not expect any other material liability from the disposition of claims from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of September 30, 2018, the Company had approximately $4.8 million in accrued contingent liabilities, net of amounts paid by a related party of approximately $1.3 million, and approximately $0.6 million of additional estimated claims charges for the three months ended September 30, 2018. As of September 30, 2018, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of September 30, 2018	Interest and penalties	Total claim amount as of September 30, 2018
1) Guarantees	$2,155,054	$-	$2,155,054
2) Sales	20,171	9,062	29,233
3) Purchase	1,098,535	344,665	1,443,200
4) Leases	1,992,119	430,864	2,422,983
5) Labor	26,196	-	26,196
6) Others	12,281	-	12,281
Total	$5,304,356	$784,591	6,088,947
Payments made by related party			(1,254,312)
Accrued contingent liabilities			$4,834,635

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.1 million (RMB 14,736,000) that a third-party borrowed from a bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,145,296	December 29, 2017

This loan has not paid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.1 million contingent liability in connection with such guarantee as of June 30, 2018.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1.3 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao appealed to the Decision which was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s officers/major shareholders. Accordingly, the Company accrued approximately $1.3 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the officers/major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make payment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 in an amount of RMB 1,572,669, plus interest, expenses for utilities in an amount of RMB 271,579 (approximately US$40,000), penalty under the agreement of RMB 250,000 (approximately US$36,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to September 30, 2018 of RMB 2,264,329 (approximately US$0.3 million). The total amount of compensation is RMB 4,431,816 (approximately US$0.6 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $13.7 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, and of which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to indemnify the Company for these liabilities and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $13.7 million.

On December 10, 2018, Mr. Han and Mr. He entered into an amendment No. 1 to the indemnification agreement to clarify the indemnification terms which Mr. Han and Mr. He’s certain actions including but not limited to personal guarantees, loans or investments in their own name to other entities which has caused Xinao to be involved as a co-defendant in certain legal proceedings. Mr. Han and Mr. He have agreed to unconditionally indemnify Xin Ao for all losses, damages, legal fees, expenses or other costs related to the legal proceedings whereby Xin Ao was named as a co-defendant or defendant due to Mr. Han and Mr. He being a shareholder of Xin Ao. The indemnification for the amended terms are irrevocable. In addition, Mr. Han and Mr. He agreed to unconditionally indemnify Xin Ao for all the losses, damages, legal fees, expenses and other costs, including additional interest, related to the legal proceedings accrued and contingencies determined in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of September 30, 2018:

Dispute matter	Claim amount as of September 30, 2018	Interest and penalties	Total claim amount as of September 30, 2018
1) Guarantees	$56,039,285	$10,093,006	$66,132,291
2) Purchase	1,584,406	47,897	1,632,303
3) Leases	895,071	-	895,071
4) Labor	227,890	-	227,890
Total	$58,746,652	$10,140,903	68,887,555
Settled claims			(55,202,577)
Remaining claims amount			$13,684,978

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$42.0 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$44.4 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$46.9 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$21.8 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership had not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable of the exposure to the pending judgements as the enforcement order has been resolved with the establishment of the Partnership.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default in its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He are the controlling shareholders and officers of Xin Ao. They are also the shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.8 million). Currently, none of the Company’s funds on deposit have been seized.

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

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest of the loan (the amount of expected interest was computed with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment as the Company is currently in the process of appealing the judgement);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) (collectively the “Respondents”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.4 million). Currently, none of the Company’s funds on deposit have been seized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2)	Purchase dispute

(a)	Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was in an aggregate amount of RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

3)	Leasing disputes

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

During 2017, Sihong was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$0.2 million). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, since the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended September 30, 2018, the Company no longer complies with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until August 20, 2018 to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from September 30, 2018, or December 27, 2018, to regain compliance.

The Company submitted its compliance plan on July 31, 2018 to the Staff. On August 8, 2018, the Staff, considering the Company was proposing to seek shareholder approval to re-domicile the Company in the Cayman Islands, determined to grant the Company an extension until December 27, 2018 to regain compliance with the Rule by holding an annual meeting of shareholders. The Company has remediated this condition on December 27, 2018 by holding such meeting. The Company is still in the process of bringing delinquent filings current.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Concentrations of risk

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts and notes receivable, other receivables and advances on equipment purchases.

As of September 30, 2018, approximately $0.9 million was on deposit with a bank located in the PRC subject to credit risk. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD $73,000). As of September 30, 2018, approximately $0.2 million was on deposit with a bank located in the US subject to credit risk. In the US, the insurance coverage of each bank is USD $250,000. Management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer Concentration Risk

For the three months ended September 30, 2018, the Company had one customer accounting for approximately 10.2% of total revenue. For the three months ended September 30, 2017, the Company had two customers accounting for approximately 14.6% and 11.2% of total revenue. As of September 30, 2018 and June 30, 2018, no customer accounted for more than 10% of the total balance of accounts receivable. As September 30, 2018 and June 30, 2018, the total accounts receivable for top five customers is approximately $8.1 million and $5.5 million, respectively.

For the three months ended September 30, 2018, the Company had two vendors each accounting for approximately 14.7% of total purchases, respectively. For the three months ended September 30, 2017, no vendor accounted for more than 10% of total purchases. As of September 30, 2018 and June 30, 2018, no vendor accounted for more than 10% of the total balance of accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Overview

We are a holding company whose primary business operations are conducted through our wholly-owned subsidiaries CACM Group NY Inc. (“CACM”), Xin Ao Construction Materials, Inc. (“BVI-ACM”), Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”), and our variable interest entity, Beijing XinAo Concrete Group (“Xin Ao”) and its subsidiaries. We engage in the production and supply of advanced construction materials for large-scale commercial, residential, and infrastructure developments, and are primarily focused on producing and supplying a wide range of advanced ready-mix concrete materials for highly technical, large-scale, and environmentally-friendly construction projects that are only sold in the People’s Republic of China (“PRC”).

During the three months ended September 30, 2018, we supplied materials and provided services to our projects through one ready-mix concrete plant in Beijing.

Our management believes that we have the ability to capture a greater share of the Beijing market via expanding relationships and networking, signing new contracts, and continually developing market-leading innovative and eco-friendly ready-mix concrete products.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-	Large-Scale Contractor Relationships. We have contracts with major construction contractors that are constructing key infrastructure, commercial and residential projects. Our sales efforts focus on large-scale projects and large customers which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2018, one customer accounted for approximately 10.2% our sales. Should we lose any large-scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

-	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure major infrastructure projects, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards and environmentally sensitive policies. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

-	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintain close relationships with Tsinghua University, Xi’an University of Architecture and Technology and Beijing Dongfang Jianyu Institute of Concrete Science & Technology. We entered into technical service contracts with these research institutes to further improve our production and products. If our research and development efforts are not sufficient to adapt to the change in technology in the industry, our products may not compete effectively.

-	Competition. Our competition includes a number of state-owned and large private PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Essentially, all of the contracts on which we bid are awarded through a competitive bidding process, with award contracts usually being made to the lowest bidder, though other factors such as shorter delivery schedules or prior experience with the customer are often just as important. Within our markets, we compete with many national, regional and local state-owned and private construction entities some of which have achieved greater market penetration or have greater financial and other resources than us. In addition, there are a number of larger national companies in our industry that could potentially establish a presence in our market and compete with us for contracts. If we are unable to compete successfully in our market, our relative market share and profits could be reduced.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations for the three months ended September 30, 2018 and 2017, in US dollars:

	Three months ended
	September 30,
				Percentage
	2018	2017	Change	Change
Revenue	$13,059,651	$13,768,459	$(708,808)	(5)%
Cost of revenue	10,827,737	12,322,055	(1,494,318)	(12)%
Gross profit	2,231,914	1,446,404	785,510	54%
Provision for doubtful accounts	(33,027)	(159,740)	126,713	(79)%
Selling, general and administrative expenses	(1,513,375)	(1,412,145)	(101,230)	7%
Research and development expenses	(74,221)	(90,658)	16,437	(18)%
Amortization of deferred stock compensation cost	(706,250)	-	(706,250)	(100)%
Loss from operations	(94,959)	(216,139)	121,180	(56)%
Other expense, net	(832,269)	(2,774,449)	1,942,180	(70)%
Loss before provision for income taxes	(927,228)	(2,990,588)	2,063,360	(69)%
Provision for income taxes	-	-	-	-%
Net loss	$(927,228)	$(2,990,588)	$2,063,360	(69)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended September 30, 2018, we generated revenue of approximately $13.1 million, as compared to approximately $13.8 million during the three months ended September 30, 2017, a decrease of approximately $0.7 million, or 5%. The decrease in revenue was principally due to the decreased sales volume of products by 16.0% from 251,568 units dropped to 211,230 units. Compared to the same period in 2017, there were fewer construction jobsites and smaller construction areas during the three months ended September 30, 2018, so our sales volume dropped. The decrease was also due to the depreciation of Chinese Reminbi (“RMB”) against the U.S. dollar of 2.1%. The decrease was partially offset by the increased selling price of 15.4% resulting from the turnaround of the concrete industry. In late 2017, the local government shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of concrete was reduced. Therefore, the average market price increased starting from October 2017 and has been remained consistent since.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $10.8 million for the three months ended September 30, 2018, as compared to approximately $12.3 million for the three months ended September 30, 2017, a decrease of approximately $1.5 million, or 12%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume mainly due to the decreased construction needs as discussed above partially offset by the increase of unit production costs of 6.9%, which was principally caused by unit price inflation of our raw materials, such as cement, sand, slag powder and mine powder for the three months ended September 30, 2018, as compared to the same period in 2017.

Gross Profit. Gross profit was approximately $2.2 million for the three months ended September 30, 2018, as compared to approximately $1.4 million of gross profit for the three months ended September 30, 2017, a positive change of approximately $0.8 million, which was primarily due to the increase only partially offset by the slight increase of unit production cost during the three months ended September 30, 2018 as compared to the same period in 2017 for the reasons as discussed above.

Provision for Doubtful Accounts. We had a provision for doubtful accounts of approximately $33,000 for the three months ended September 30, 2018 as compared to a provision of approximately $160,000 during the three months ended September 30, 2017, a decrease of approximately $127,000, or 79%. The change was attributable to the fact that we collected more of our aged other receivables that were over 180 days past due during the three months ended September 30, 2018 as compared to the same period in 2017 which resulted in a reduction of previously provided allowances in accordance with our policy. The decrease was also attribute to the decrease of the provision of doubtful accounts of account receivables and prepayments as we had lesser past due accounts receivable and prepayments accounts as of September 30, 2018 as compared to the same period of last year, which result in a decrease of the provision for doubtful accounts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $1.5 million for the three months ended September 30, 2018 as compared to approximately $1.4 million for the three months ended September 30, 2017, an increase of approximately $0.1 million. The increase was primarily due to the approximately $45,000 increase in board of director fees and approximately $80,000 increase in salary and social insurance expense. The increase was offset by approximately $20,000 decrease in professional fees such as audit, legal and consulting as compared to the three months ended September 30, 2017.

Research and Development Expenses. Research and development expenses were approximately $74,000 for the three months ended September 30, 2018 as compared to $91,000 for the same period in 2017.

Amortization of Deferred Stock Compensation Cost. Deferred stock compensation cost was approximately $0.7 million for the three months ended September 30, 2018 as the service provider has started to provide certain business consulting services and we need to amortize the cost of the stock we issued to them on June 28, 2018.

Loss from Operations. We incurred a loss from operations of approximately $0.1 million and a loss of approximately $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of approximately $0.1 million was primarily due to the reasons previously discussed.

Other (Expense), Net. Our other (expense) net consists of interest income (expense), finance expenses and other non-operating income (expense). We had other expense of approximately $1,000 and $2,000 during the three months ended September 30, 2018 and 2017, respectively. We earned interest income of approximately $600 and $2,000 for the three months ended September 30, 2018 and 2017, respectively. Approximately $260,000 and $328,000 of interest expense was recorded for the three months ended September 30, 2018 and 2017, and approximately $4,000 and $2,000 of finance expense was recorded for the three months ended September 30, 2018 and 2017, respectively. Approximately $0.6 million and $2.4 million of estimated claims charges (including interest) were recorded for the three months ended September 30, 2018 and 2017, respectively, due to legal actions related to several lawsuits against Xin Ao.

Provision for Income Taxes. We did not incur income tax expense for the three months ended September 30, 2018 and 2017 as we had net operating losses.

Net Loss. We incurred net loss of approximately $0.9 million for the three months ended September 30, 2018, as compared to a net loss of approximately $3.0 million for the three months ended September 30, 2017. This change was the result of the combination of the changes as discussed above.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of approximately $1.8 million, which was held by our consolidated PRC subsidiaries and VIE located outside the U.S. Any company which is registered in mainland PRC must apply to the State Foreign Exchange Administration for approval in order to remit foreign currency to any foreign country. We currently do not intend to repatriate to the U.S. the cash and short-term investments held by our foreign subsidiaries. However, if we were to repatriate funds to the U.S., we would assess the feasibility and plan any transfer in accordance with foreign exchange regulations, taking into account tax consequences. As we conduct all of our operations in the PRC, the restriction on the conversion of cash and short-term investments held in RMB to other currencies should not affect our liquidity.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $7.2 million as of September 30, 2018, as compared to $7.0 million as of June 30, 2018. As of September 30, 2018, in addition to cash on-hand, we also have other current assets mainly composed of accounts receivable and prepayments.

Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of September 30, 2018. We expect to realize balances net of any allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

●	Equity financing.

●	Other available sources of financing from PRC banks and other financial institutions, given our credit history.

●	Financial support and credit guarantee commitments from Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers.

Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for our products, economic conditions, competitive pricing in the concrete-mix industry, our operating results not improving and our bank and shareholders being able to provide continued financial support.

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.8 million, (see Note 12 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $13.7 million (see Note 12 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao could have exposure to any judgements in the future under PRC laws.  Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay in these accounts.  Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of September 30, 2018 would be reduced from approximately $7.2 million to  a net working capital deficiency of approximately $6.5 million.

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the three months ended
	September 30,
	2018	2017
Net cash provided by operating activities	$771,005	$1,638,201
Net cash used in investing activities	-	(12,001)
Net cash provided by (used in) financing activities	3,883	(931,806)
Effect of foreign currency translation on cash and cash equivalents	(69,590)	4,809
Net increase in cash and cash equivalents	$705,298	$699,203

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities totaled approximately $0.8 million for the three months ended September 30, 2018, which was attributable to a net loss of $0.9 million and adjustments to reconcile the net loss to net cash provided by operating activities of approximately $1.0 million, including adjustments for $0.3 million of depreciation, $0.7 million of stock compensation expense. Net cash from changes in operating assets and liabilities resulted in a net cash inflow, which mainly included cash inflow for decrease of prepayment – related party of $0.4 million, increase of accounts payable of approximately $5.4 million, excluding a non-cash offset of $6.5 million, increase of customer deposit of approximately $1.3 million, addition of approximately $0.2 million other payables-shareholders, and an increase of approximately $0.6 million in accrued liabilities and contingent liabilities. Net cash inflow was primarily offset by increase of accounts receivable of approximately $1.8 million, excluding a non-cash offset of $2.1 million, payments of other receivables of approximately $1.7 million, and payments of prepayments and advances of approximately $3.9 million.

Investing Activities. No cash was provided by or used in investing activities during the three months ended September 30, 2018.

Financing Activities. Net cash provided by financing activities totaled approximately $4,000 for the three months ended September 30, 2018, which was primarily attributable to approximately $5.0 million in new bank loans and approximately $0.5 million for the issuance of common stock. Net cash inflow was offset by approximately $5.4 million in repayments of bank loans.

Cash and cash equivalents. As of September 30, 2018, we had cash and cash equivalents of approximately $1.8 million as compared to approximately $1.1 million as of June 30, 2018. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for all of our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

Loan Facilities. We had a total of approximately $24.7 million and $26.1 million outstanding on loans and credit facilities as of September 30, 2018 and June 30, 2018, respectively. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, CADC Cayman, CACM, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In accordance withASC810, the Company concluded that Xin Ao is a VIE and China ACMH is the primary beneficiary. The financial statements of Xin Ao are consolidated with China ACM’s financial statements.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the allowance for doubtful accounts, the valuation allowance for deferred tax assets, and prepayments and advances, stock-based compensation, accrued contingent liabilities, fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Revenue recognition

On July 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018. The core principle underlying revenue recognition is that we recognize our revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. This requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  Our revenue streams are primarily recognized at a point in time, principally upon delivery.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way we record our revenue. Upon adoption, we evaluated our revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no material differences in the pattern of revenue recognition.

Sales of concrete products

We derive our revenues from sales contracts with our customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery had occurred prior to July 1, 2018.

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

There was no impairment charge for the three months ended September 30, 2018, and 2017.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by long-lived assets, and thus could result in future impairment losses

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires us to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of a met deferred tax asset will not be realized.

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

Commitments and contingencies

Lease Commitments

The Company has a lease agreement for its concrete service plant with an unrelated party which will expire on September 30, 2022, with annual payments of approximately $409,000.  The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payments of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $24,000. The Company has a lease agreement for office space in New York through May 31, 2019, with annual payments of $27,600.

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.1 million and $60,000 for the three months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately US$4.8 million (including interest and penalty of US$0.8 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three months ended September 30, 2018, additional estimated claim charges of approximately $0.6 million for remaining claim balances for interest and penalty of existing claims are presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this 10-Q, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this 10-Q report from litigation individually, or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in litigation based upon the guarantees of Mr. Han and Mr. He and/or their related entities.

Legal matters

As of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $13.7 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of our VIE, Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of September 30, 2018:

Dispute matter	Claim amount as of September 30, 2018	Interest and penalties	Total claim amount as of September 30, 2018
1) Guarantees	$56,039,285	$10,093,006	$66,132,291
2) Purchase	1,584,406	47,897	1,632,303
3) Leases	895,071	-	895,071
4) Labor	227,890	-	227,890
Total	$58,746,652	$10,140,903	68,887,555
Settled claims			(55,202,577)
Remaining claims amount			$13,684,978

Off-Balance Sheet Arrangements

Due to the Company’s consolidated VIE being named as a guarantor for certain agreements per the courts in the PRC (see Note 12 for details), we may have some off-balance sheet arrangements that could have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures and capital resources that is material to our stockholders. On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to indemnify it for any liabilities and be personally responsible for any the pending potential judgements amount from the civil lawsuits mentioned above.

Recently issued accounting pronouncements

Refer to Note 2 of the unaudited condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Interest Rate Risk

We are exposed to interest rate risk while we have short-term bank loans outstanding. Although interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates are approximately 5.66% to 6.09% for our RMB bank loans with a term of twelve months or less.

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, accounts receivable, other receivables, and prepayments and advances on inventory purchases. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable, other receivables, and prepayments and advances on inventory purchases are subject to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Exchange Risk

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. In August 2017, the PRC’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making PRC exports cheaper and imports into the PRC more expensive by that amount. The effect on trade can be substantial. The RMB started to appreciate during 2017 and the trend of appreciation fluctuated during the three months ended September 30, 2018. Compared with the lowest point of RMB versus U.S. dollars in 2017, the RMB has appreciated by 3.6% compared to the exchange rate as of September 30, 2018. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. In addition, the value of RMB could be affected by the tariffs regarding trade with the United States.

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

As required by Rule 13a-15 under the Exchange Act, in connection with the restatement, our management, including our Chief Executive Officer and interim Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, we concluded that as of September 30, 2018, due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of September 30, 2018, our internal control over financial reporting, because of the material weaknesses in our internal control over financial reporting described below, were not effective.

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

As of the date of this 10-Q, the Company is in the process of conducting a comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedures.

(c) Changes in internal control over financial reporting

Except as otherwise disclosed in this 10-Q, during the first quarter ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.8 million (including interest and penalty of $0.8 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three months ended September 30, 2018, additional estimated claims charges of approximately $0.6 million principally for interest and penalties on existing claims which are presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this 10-Q, the Company’s management does not expect any other material liability from the disposition of claims from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a defendant in litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of September 30, 2018, the Company had approximately $4.8 million in accrued contingent liabilities, net of amounts paid by a related party of approximately $1.3 million, and approximately $0.6 million of additional estimated claims charges for the three months ended September 30, 2018. As of September 30, 2018, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of September 30, 2018	Interest and penalties	Total claim amount as of September 30, 2018
1) Guarantees	$2,155,054	$-	$2,155,054
2) Sales	20,171	9,062	29,233
3) Purchase	1,098,535	344,665	1,443,200
4) Leases	1,992,119	430,864	2,422,983
5) Labor	26,196	-	26,196
6) Others	12,281	-	12,281
Total	$5,304,356	$784,591	6,088,947
Payments by related party			(1,254,312)
Accrued contingent liabilities			$4,834,635

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.1 million (RMB 14,736,000) that a third-party borrowed from a bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,145,296	December 29, 2017

This loan has not paid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.1 million contingent liability in connection with such guarantee as of June 30, 2018.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages in an amount of RMB 9,168,463 (approximately US$1.3 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao appealed the Decision which was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s officers/major shareholders. Accordingly, the Company accrued approximately $1.3 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the officers/major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make payment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 in an amount of RMB 1,572,669, plus interest, expenses for utilities in an amount of RMB 271,579 (approximately US$40,000), penalty under the agreement of RMB 250,000 (approximately US$36,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to September 30, 2018 of RMB 2,264,329 (approximately US$0.3 million). The total amount of compensation is RMB 4,431,816 (approximately US$0.6 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of September 30, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $13.7 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, and of which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to indemnity the company for these liabilities of the Company and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interest in their privately held companies to pay for any of the pending potential judgements amounts of approximately $13.7 million.

On December 10, 2018, Mr. Han and Mr. He entered into an amendment No. 1 to the indemnification agreement to clarify the indemnification terms which Mr. Han and Mr. He’s certain actions including but not limited to personal guarantees, loans or investments in their own name to other entities which has caused Xinao to be involved as a co-defendant in certain legal proceedings. Mr. Han and Mr. He have agreed to unconditionally indemnify Xin Ao for all losses, damages, legal fees, expenses or other costs related to the legal proceedings whereby Xin Ao was named as a co-defendant or defendant due to Mr. Han and Mr. He being a shareholder of Xin Ao. The indemnification for the amended terms are irrevocable. In addition, Mr. Han and Mr. He agreed to unconditionally indemnify Xin Ao for all the losses, damages, legal fees, expenses and other costs, including additional interest, related to the legal proceedings accrued and contingencies determined in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of September 30, 2018:

Dispute matter	Claim amount as of September 30, 2018	Interest and penalties	Total claim amount as of September 30, 2018
1) Guarantees	$56,039,285	$10,093,006	$66,132,291
2) Purchase	1,584,406	47,897	1,632,303
3) Leases	895,071	-	895,071
4) Labor	227,890	-	227,890
Total	$58,746,652	$10,140,903	68,887,555
Settled claims			(55,202,577)
Remaining claims amount			$13,684,978

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$42.0 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$44.4 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$46.9 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$21.8 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership had not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable of the exposure to the pending judgements as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default in its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He are the controlling shareholders and officers of Xin Ao. They are also the shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.8 million). Currently, none of the Company’s funds on deposit have been seized.

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

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest of the loan (the amount of expected interest was computed with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment as the Company is currently in the process of appealing the judgement);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) (collectively the “Respondents”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents Respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.4 million). Currently, none of the Company’s funds on deposit have been seized.

2)	Purchase dispute

(a)	Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was in an aggregate amount of RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

3)	Leasing disputes

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

During 2017, Sihong was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$0.3 million). Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

Item 1A.  Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on December 10, 2018, except a new material risk factor as follows.

We may be exposed to liabilities due to the legal proceedings involving Xin Ao.

As of September 30, 2018, Xin Ao was subject to several civil lawsuits with potential judgments in the amount of approximately $13.7 million and the likelihood of the outcome of some of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao and we are a U.S. public company, the plaintiffs included Xin Ao in the legal proceedings. Although Xin Ao was not involved in some of the lawsuits, it was named as co-defendant. In the event the companies Mr. Han and Mr. He previously provided personal guarantees too were involved in any new legal proceedings, Xin Ao may have additional exposure in such proceedings in the future. Although Mr. Han and Mr. He provided certain indemnification agreements to indemnify Xin Ao for the outstanding claims, Xin Ao may have exposure, to the extent there are any new or additional claims. In the event Mr. Han or Mr. He defaults on their Indemnification Agreements or are unable to fulfill their obligations thereunder, Xin Ao may have exposure. Any increase in the Company’s accrued liability for litigation could negatively affect our stockholders’ equity working capital and results of operations in the future.

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

Date: January 4, 2019	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
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