Form 10-Q/A
period 2017-12-31
China Advanced Construction Materials Group, Inc
filed 2019-01-15
CIK 1392363

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2018, on October 6, 2018, the Audit Committee of the Board of Directors of China Advanced Construction Materials Group, Inc. (the “Company”), after consultation with the Company’s independent registered public accounting firm, Friedman LLP (“Friedman”) concluded, that the Company’s then audited financial statements as of and for the period ended June 30, 2017 contained in the Company’s Annual Reports on Form 10-K originally filed with the SEC on September 28, 2017 as well the unaudited financial statements as of and for the periods ended March 31, 2018, December 31, 2017 and September 30, 2017 contained in the Company’s Quarterly Reports on Form 10-Q originally filed on May 15, 2018, February 13, 2018 and November 15, 2017, respectively, should no longer be relied upon as a result of omission of certain contingencies omitted.

We are therefore filing this this amended 10-Q (“Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (the “Original 10-Q”), to restate our audited financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures, contained in the Original 10-Q to reflect certain accrued contingent liabilities and contingencies previously omitted. The amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 were filed on November 21, 2018 and December 7, 2018 respectively. The Company expects to file amendments to the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2018 as soon as practical. The Amended 10-Q and the amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and Quarterly Reports on Form 10-Q for the three and six month periods ended December 31, 2017 are herein referred to as “Restated Reports” or “Restatement” or “As Restated.”

Specifically, this Amended 10-Q is being filed in order to restate:

●	Our consolidated balance sheets as of December 31, 2017 by recording other receivable – related party from $0 to $1,421,906 and accrued contingent liabilities from $0 to $4,400,710. Our consolidated balance sheets as of June 30, 2017 by recording the accrued contingent liabilities from $0 to $609,160 and other payable – shareholders amounts from $2,261,766 to $2,925,543.

●	Our consolidated statements of operations and other comprehensive income (loss) for the three months and six months ended December 31, 2017. As a result of the Restatement, our consolidated net loss for the three months and six months ended December 31, 2017 increased by $170,414 and $2,615,412, respectively, and

●	Our consolidated statements of changes in equity as of December 31, 2017 and June 30, 2017. As a result of the Restatement, our consolidated total shareholder’s equity decreased by $2,978,804 as of December 31, 2017 and decreased by $1,272,938 as of June 30, 2017.

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

TABLE OF CONTENTS

		PAGE

	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4.	CONTROLS AND PROCEDURES	36

	PART II
	OTHER INFORMATION

ITEM 6.	EXHIBITS	43

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	Unaudited and as restated	As restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,137,395	$224,679
Restricted cash	-	4,208,765
Accounts receivable, net	46,920,488	47,543,077
Inventories	752,268	626,738
Other receivables, net	1,127,853	240,123
Other receivable – related party	1,421,906	-
Prepayments and advances, net	8,125,800	16,894,781
Prepayments - related party	5,457,469	6,996,400
Total current assets	64,943,179	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	3,226,068	3,644,203

Total assets	$68,169,247	$80,378,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$27,095,148	$17,700,720
Notes payable	-	14,013,070
Accounts payable	22,055,353	29,081,790
Customer deposits	1,136,303	614,558
Other payables	420,979	4,098,772
Other payables - shareholders	2,635,292	2,925,543
Accrued liabilities	1,508,675	1,352,750
Taxes payable	113,441	103,419
Accrued contingent liabilities	4,400,710	609,160
Total current liabilities	59,365,901	70,499,782

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 shares issued and outstanding as of December 31, 2017 and June 30, 2017	2,388	2,388
Additional paid-in-capital	39,658,431	38,662,377
Accumulated deficit	(44,937,348)	(42,242,951)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	7,831,783	7,209,078
Total shareholders’ equity	8,803,346	9,878,984
Total liabilities and shareholders’ equity	$68,169,247	$80,378,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	As restated		As restated

REVENUE	$10,255,073	$14,732,354	$24,023,532	$22,189,216

COST OF REVENUE	8,354,051	15,648,509	20,676,106	24,057,783

GROSS PROFIT (LOSS)	1,901,022	(916,155)	3,347,426	(1,868,567)

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	856,573	(2,276,981)	696,833	(4,362,318)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,362,471)	(1,214,549)	(2,774,616)	(3,077,477)
RESEARCH AND DEVELOPMENT EXPENSES	(696,276)	(610,278)	(786,934)	(689,443)

INCOME (LOSS) FROM OPERATIONS	698,848	(5,017,963)	482,709	(9,997,805)

OTHER INCOME (EXPENSE), NET
Other (expense) income, net	1,979	149,920	(22)	236,121
Interest income	1,883	3,433	4,326	11,834
Interest expense	(235,538)	(190,112)	(563,592)	(387,329)
Finance expense	(565)	(97,416)	(2,404)	(335,731)
Estimated claims charges	(170,414)	-	(2,615,412)	-
TOTAL OTHER EXPENSE, NET	(402,655)	(134,175)	(3,177,104)	(475,105)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	296,193	(5,152,138)	(2,694,395)	(10,472,910)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$296,193	$(5,152,138)	$(2,694,395)	$(10,472,910)

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$296,193	$(5,152,138)	$(2,694,395)	$(10,472,910)
Other comprehensive income (loss) - foreign currency translation income (loss)	392,976	(625,922)	622,705	(712,184)

COMPREHENSIVE INCOME (LOSS)	$689,169	$(5,778,060)	$(2,071,690)	$(11,185,094)

EARNINGS (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	2,387,658	2,387,658	2,387,658	2,330,322
Diluted	2,387,658	2,387,658	2,387,658	2,330,322

Earnings (loss) per share:
Basic	$0.12	$(2.16)	$(1.13)	$(4.49)
Diluted	$0.12	$(2.16)	$(1.13)	$(4.49)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	December 31,
	2017	2016
	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,694,395)	$(10,472,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	606,165	598,972
Gain on disposal of equipment	(2,259)	-
Stock-based compensation expense	-	289,000
(Recovery of) provision for doubtful accounts	(696,833)	4,362,318
Changes in operating assets and liabilities
Accounts receivable	622,561	(10,706,622)
Inventories	(97,271)	374,813
Other receivables	295,626	7,499,561
Prepayments and advances	5,597,569	(8,356,631)
Prepayments - related party	1,795,377	6,013,070
Accounts payable	(6,085,552)	9,606,205
Customer deposits	486,038	(2,784,215)
Other payables	(623,089)	2,872,998
Other payables - shareholders	372,268	312,072
Accrued liabilities and contingent liabilities	2,754,771	(562,213)
Taxes payable	5,574	98,266
Net cash provided by (used in) operating activities	2,336,550	(855,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,503)	(51,552)
Net cash used in investing activities	(44,503)	(51,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	24,593,633	15,560,685
Repayments of short term loans, banks and bank guarantees	(16,114,628)	(9,632,805)
Proceeds from notes payable	-	16,598,064
Repayments of notes payable	(14,307,380)	(17,783,640)
Advances from shareholders	-	146,611
Change in restricted cash	4,297,159	(1,443,051)
Net cash (used in) provided by financing activities	(1,531,216)	3,445,864

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	151,885	(116,282)

NET CHANGE IN CASH AND CASH EQUIVALENTS	912,716	2,422,714

CASH AND CASH EQUIVALENTS, beginning of period	224,679	1,006,970

CASH AND CASH EQUIVALENTS, end of period	$1,137,395	$3,429,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$563,592	$374,326
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Forgiveness of payable to shareholder as a capital contribution	$800,758	$-
Litigation liability paid by related party	$195,296	$-
Accrued rent liability and other receivable – related party	$1,393,375	$-
OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$1,994,213	$873,793
Prepayments and advances offset with other payables upon execution of a tri-party agreement	$3,176,238	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China Advanced Construction Materials Group, Inc. (“CADC Delaware”) was incorporated in the State of Delaware on February 15, 2007. CADC Delaware, through its 100% owned subsidiaries and its variable interest entities (“VIEs”), is engaged in producing general ready-mix concrete,customized mechanical refining concrete, and other concrete-related products that are only sold in the People’s Republic of China (the “PRC”). CADCDelaware has a wholly-owned subsidiary in the British Virgin Islands, Xin Ao Construction Materials, Inc. (“BVI-ACM”), which is a holding companywith no operations. BVI-ACM has a wholly-owned foreign subsidiary, Beijing Ao Hang Construction Material Technology Co., Ltd. (“China-ACMH”),and China-ACMH has contractual agreements with Beijing XinAo Concrete Group (“Xin Ao”) and therefore Xin Ao is considered to be a VIE of China- ACMH.

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

Note 2 – Restatement

This financial statements for the quarter ended December 31, 2017 have been restated to reflect various legal actions arising and coming to management’s attention after the financial statements for the year ended June 30, 2017 and the six months ended December 31, 2017 were initially filed. See Note 14 - Commitments and contingencies for the detail disclosures and impact due to those legal actions.

The impact of those restatements on the December 31, 2017 unaudited financial statements is reflected in the following table:

	December 31, 2017
Consolidated Balance Sheets	Original	Restatement	As restated
Other receivable – related party	$-	$1,421,906	$1,421,906
Total assets	66,747,341	1,421,906	68,169,247
Accrued contingent liabilities	-	4,400,710	4,400,710
Total liabilities	54,965,191	4,400,710	59,365,901
Accumulated deficit	(41,054,643)	(3,882,705)	(44,937,348)
Total Shareholders’ Equity	11,782,150	(2,978,804)	8,803,346

	For the three months ended December 31, 2017
Consolidated statement of Operations	Original	Restatement	As restated
Estimated claim charges	$-	$(170,414)	$(170,414)
Total other expenses, net	(232,241)	(170,414)	(402,655)
Net income	466,607	(170,414)	296,193
Earnings (loss) per share
Basic	0.20	(0.08)	0.12
Diluted	0.20	(0.08)	0.12

	For the six months ended December 31, 2017
Consolidated statement of Operations	Original	Restatement	As restated
Estimated claim charges	$-	$(2,615,412)	$(2,615,412)
Total other expenses, net	(561,692)	(2,615,412)	(3,177,104)
Net (loss)	(78,983)	(2,615,412)	(2,694,395)
Earnings (loss) per share
Basic	(0.03)	(1.10)	(1.13)
Diluted	(0.03)	(1.10)	(1.13)

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

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $5.6 million as of December 31, 2017, as compared to $6.2 million as of June 30, 2017. As of December 31, 2017, the Company had cash on-hand of approximately $1.1 million, with remaining current assets mainly composed of accounts receivable and prepayments and advances.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets. Management has considered its historical experience, the economic environment, trends in the construction industry, the expected collectability of its accounts receivable and other receivables and the realization of the prepayments on inventory, and provided for an allowance for doubtful accounts as of December 31, 2017. The Company expects to realize the balance of its current assets net of the allowance for doubtful accounts within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following:

●	Financial support and credit guarantee commitments from the Company’s officers/shareholders (See Note 8 - Related party transactions).

●	Other available sources of financing from PRC banks and other financial institutions, given the Company’s credit history.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products, economic conditions, competitive pricing in the concrete-mix industry, the Company’s operating results continuing to deteriorate, additional legal liabilities as discussed below, or the inability of the Company’s bank and shareholders to provide continued financial support.

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its officers to affiliated entities owned by them. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.4 million, (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.3 million (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws. Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay. Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of December 31, 2017 would be reduced from approximately $5.6 million to a net working capital deficiency of approximately $8.4million.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	June 30,
	2017	2017
	(unaudited and as restated)

Current assets	$64,815,278	$76,607,089
Property, plants and equipment	3,192,948	3,644,203
Total assets	68,008,226	80,251,292

Liabilities	(57,689,969)	(67,885,085)

Intercompany payables*	(7,210,196)	(7,088,094)

Total liabilities	(64,900,165)	(74,973,179)

Net assets	$3,108,061	$5,278,113

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

Asset and liability accounts at December 31, 2017 and June 30, 2017 were translated at RMB 6.51 and RMB 6.78 to USD$1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss for the three months ended December 31, 2017 and 2016 were RMB 6.76 and RMB 6.79 to USD$1.00, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended December 31, 2017 and 2016 were RMB 6.64 and RMB 6.75 to USD$1.00, respectively.

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

Restricted cash

As of December 31, 2017 and June 30, 2017, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides an allowance for doubtful accounts provision of 15% for accounts receivable balances that are past due more than 180 days but less than one year, an allowance for doubtful accounts provision of 40% of for accounts receivable past due from one to two years, an allowance for doubtful accounts provision of 75% for accounts receivable past due beyond two years, an allowance for doubtful accounts provision of 100% of for accounts receivable past due beyond three years, plus additional amounts as necessary when the Company’s collection department determines the collection of the full amount is remote and the Company’s management approves 100% of the allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of its valuation allowance policy and will update it if necessary.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than cost. As of December 31, 2017 and June 30, 2017, the Company determined that no allowance was necessary.

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

Stock dividends or stock splits are to be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by reflecting their effective as of the beginning of each period presented.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. This accounting standard was originally effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU No. 2015-14 simply defers the effective date of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 for public entities and beginning after December 15, 2018 for all other entities, with early adoption permitted for reporting periods after December 15, 2016. The adoption of ASU 2014-09 on July 1, 2018 has not had a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments is to assisting stakeholders with implementation questions and issues as organizations prepare to adopt the new leases standard affect the amendments in ASU 2016-02. Many stakeholders inquired about the following two requirements in the new leases standard: 1) Comparative reporting requirements for initial adoption and 2) For lessors only, eparating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components. ASU 2018-11 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2018-11 on its unaudited condensed consolidated financial statements and related disclosures.

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

Note 4 – Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31, 2017	June 30, 2017
	(unaudited)

Accounts receivable	$63,355,822	$63,370,426
Less: Allowance for doubtful accounts	(16,435,334)	(15,827,349)
Total accounts receivable, net	$46,920,488	$47,543,077

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	Six months ended	Year ended
	December 31, 2017	June 30, 2017
	(unaudited)
Beginning balance	$15,827,349	$11,524,131
(Recovery of) provision for doubtful accounts	(54,203)	3,987,890
Add: recovery	-	524,789
Exchange rate effect	662,188	(209,461)
Ending balance	$16,435,334	$15,827,349

During the six months ended December 31, 2017 and 2016, the Company offset approximately $2.0 million and $0.9 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 5 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	December 31, 2017	June 30, 2017
	(unaudited)
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
	(unaudited)
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
	(unaudited)
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

Note 7 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	December 31, 2017		June 30, 2017
	(unaudited)
Loans from China Construction Bank, with an interest rate of 4.35% per annum, due March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	2,305,316		17,700,720

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between January 2018 and August 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	19,257,073	(1)	-

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between September 2018 and October 2018, guaranteed by Beijing Jinshengding Mineral Products Co., Ltd , Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	5,532,759	(1)	-
	$27,095,148		$17,700,720

(1)	As of the date of this report, these loan balances are past due and in default due to nonpayment. The Company is in the process of negotiating a renewal of the loans with the bank and the Company did not receive any demand notice from the bank to pay off the loans immediately.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes payable:

Bank notes are issued under the CCB Credit Facility for inventory purchases. The notes payable are guaranteed by Beijing Jinshengding Mineral Products Co., LTD., Xianfu Han and his spouse, Chunying Wang, and Weili He and his spouse, Junkun Chen, and amounted to approximately $0 and $14.0 million as of December 31, 2017 and June 30, 2017, respectively. The notes are generally charged with a transaction fee of 0.1% of the note amount. The restricted cash for the notes was approximately $0 and $4.2 million as of December 31, 2017 and June 30, 2017, respectively.

Note 8 – Related party transactions

Rent expense - related party

The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $24,000.

Prepayments - related party

Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, are holding positions as president and director of Ningbo Lianlv Investment Ltd., respectively. This company owns 99% of the shares of Beijing Lianlv Technical Group Ltd. (“Beijing Lianlv”), the Company’s supplier. As of December 31, 2017 and June 30, 2017, the Company prepaid $5,457,469 and $6,996,400 to Beijing Lianlv for inventory purchases, respectively.

Other receivable - related party

This balance represents litigation against Xin Ao who entered into a capital lease agreement on behalf of Beijing Lianlv, an entity whose shareholders are Mr. Han and Mr. He. The balance was subsequently indemnified by Mr. Han and Mr. He in September 2018. As of December 31, 2017, other receivable-related party is from Beijing Lianlv for $1,421,906.

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

Other payables – shareholders consisted of the following:

	December 31, 2017	June 30, 2017
	(unaudited and as restated)
Xianfu Han	$1,250,534	$1,402,423
Weili He	1,384,758	1,523,120
	$2,635,292	$2,925,543

As of December 31, 2017, the balance of other payables-shareholders includes $2,160,000 salary payable and $475,291 of loans payable. As of June 30, 2017, the combined balance of other payables-shareholders includes $1,800,000 of salary payable, $461,766 loans payable to Mr. Han and Mr. He, and $663,777 of a payment made by Beijing Lianlv on behalf of the shareholders to settle a legal claim of the Company.

Note 9 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the six months ended December 31, 2017 and 2016, respectively. China ACM’s net operating income for the six months ended December 31, 2017, amounted to approximately $0.2 million. As of December 31, 2017, China ACM’s net operating loss carry forwards for United States income taxes was approximately $0.2 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment had no effect on the Company’s income tax expense as the Company has provided a 100% valuation allowance on its net deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation\ However, this one-time transition tax had no effect on the Company’s income tax expense as the Company has no undistributed foreign earnings prior to December 31, 2017 because the Company has cumulative foreign losses as of December 31, 2017.

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

Income (loss) before provision for income taxes consisted of:

	Three months ended December 31,
	2017	2016
	(unaudited and as restated)	(unaudited)
USA and BVI	$(377,947)	$(194,777)
PRC	674,140	(4,957,361)
	$296,193	$(5,152,138)

	Six months ended December 31,
	2017	2016
	(unaudited and as restated)	(unaudited)
USA and BVI	$(687,030)	$(838,301)
PRC	(2,007,365)	(9,634,609)
	$(2,694,395)	$(10,472,910)

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets were as follows:

	December 31, 2017	June 30, 2017
	(unaudited and as restated)
Deferred tax assets
Allowance for doubtful accounts	$2,590,748	$2,588,917
Accrued claims charges	582,406	190,094
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	145,604	411,436
Net operating loss carryforward in the U.S.	33,742	238,649
Valuation allowance	(3,746,173)	(3,822,769)
Total deferred tax assets	$-	$-

As of December 31, 2017 and June 30, 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its net deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforwards in the PRC. If the Company continues to incur losses in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of December 31, 2017, the Company has net operating loss carry forwards in the PRC that expire in 2021. As a result, the Company provided a 100% valuation allowance on it net deferred tax assets of approximately $3.7 million and $3.6 million related to its operations in the PRC as of December 31, 2017 and June 30, 2017, respectively. The valuation allowance has been (decreased) increased by $(141,470) and $771,499 for the three months ended December 31, 2017 and 2016, respectively. The valuation allowance has been (decreased) increased by $(76,596) and $1,500,980 for the six months ended December 31, 2017 and 2016, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $34,000 and $0.2 million valuation allowance against the deferred tax assets related to the Company’s United States operations as of December 31, 2017 and June 30, 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

As of December 31, 2017 and June 30, 2017, the Company had $113,441 and $103,419 of other business tax (principally VAT) payables, respectively.

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

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which was issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares shall vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares have vested on the first tranche and 56,859 shares have been forfeited and cancelled on the second tranche.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which was issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant. As of December 31, 2017, there were 56,859 shares available under the 2009 Plan.

For the three months ended December 31, 2017 and 2016, the Company did not recognize any compensation expense related to restricted stock grants. For the six months ended December 31, 2017 and 2016, the Company recognized $0 and approximately $0.3 million, respectively, of compensation expense related to restricted stock grants.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested as of June 30, 2016	-	$-	$-
Granted	206,859	$2.89	$597,823
Vested	(100,000)	$2.89	$(289,000)
Unvested as of June 30, 2017	106,859	$2.89	$308,823
Granted	-	$-	$-
Vested	-	$-	$-
Unvested as of December 31, 2017 (unaudited)	106,859	$2.89	$308,823

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of December 31, 2017 and June 30, 2017, the remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $0.9 million and $0.8 million, respectively.

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

Note 13 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expired on September 30, 2017, with annual payments of approximately $207,000. The lease was renewed through September 30, 2022, with annual payments of approximately $432,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payment of approximately $15,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023, with annual payments of approximately $25,000.

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

As of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.4 million (including interest and penalty of $0.1 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three and six months ended December 31, 2017, additional estimated claims charges of approximately $0.2 million and $2.6 milion, respectively, on some of the remaining claims is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

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

(i)	Disputes Arising in the Ordinary Course of Business

As of December 31, 2017, the Company had approximately $4.4 million in accrued contingent liabilities, net of litigation paid by related party of approximately $1 million, and an additional approximately $0.2 million estimated claims charges for the three months ended December 31, 2017. As of December 31, 2017, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of December 31, 2017	Interest and penalties		Total claim amount as of December 31, 2017

1) Guarantees	$2,274,118	$		$2,274,118
2) Sales	21,294		8,722	30,016
3) Purchase	1,159,705		122,325	1,282,030
4) Leases	1,711,466		97,528	1,808,994
5) Labor	27,483		-	27,483
6) Other	12,965		-	12,965
Total	$5,207,031		$228,575	5,435,606
Payments				(1,034,896)
Accrued contingent liabilities				$4,400,710

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.3 million (RMB 14,736,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,274,127	December 29, 2017

This loan has not been repaid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.3 million contingent liability in connection with such guarantee.

2)	Sales dispute

(a) On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s major shareholders. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b) On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 of RMB 1,572,669 (approximately US$0.2 million), plus interest, expenses for utilities of RMB 271,579 (approximately US$41,000), a penalty of RMB 250,000 (approximately US$38,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to December 31, 2017 of RMB 1,136,297 (approximately US$0.2 million). The total amount of compensation is RMB 3,303,783 (approximately US$0.5 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.3 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgement amounts from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interests in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.3 million.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The type of litigation disputes with contingencies associated are summarized as follows as of December 31, 2017:

Dispute matter	Claims amount as of December 31, 2017	Interest and Penalties	Total claims amount as of December 31, 2017
1) Guarantees	$59,160,639	$8,014,877	$67,175,516
2) Purchase	1,672,631	19,023	1,691,654
4) Leases	944,911	-	944,911
5) Labor	240,752	-	240,752
Total	$62,018,933	$8,033,900	70,052,833
Settled claims			(55,745,401)
Remaining claims amount			$14,307,432

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.4 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$45.8 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.5 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership had not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable and has no exposure for the pending judgement as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default of its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, They are also the shareholder of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of the Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million). Currently, none of the Company’s funds on deposit have been seized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay off the principal and interest of RMB2,927,400 (approximately US$0.4 million) under a certain loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants The Court rendered a judgement in May 2018, ruling that:

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest on the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment as the Company is currently in the process of appealing the judgement);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) (collectively the “Respondents”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million). Currently, none of the Company’s funds on deposit have been seized.

2)	Purchase dispute

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified of such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

(b)

Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

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

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$262,000). Since Mr. Xianfu Han and Mr. Weili He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Concentrations of risk

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, and accounts receivable, other receivables and advances on equipment purchases.

As of December 31 and June 30, 2017, approximately $0.7 million and $4.2 million were on deposit with a bank located in the PRC subject to credit risk, respectively. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD$77,000). Management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

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

In April 2018, the Company guaranteed approximately US$10.6 million (RMB 69,000,000) that a related-party borrowed from bank as follows:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,604,454	April 11, 2019

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

On August 23, 2018, the Company sold 50,000 shares of common stock at the price of $3.00 per share for total proceeds of USD$150,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, since the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended September 30, 2018, the Company no longer complies with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Meeting Requirement”).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until August 20, 2018 to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from September 30, 2018, or December 27, 2018, to regain compliance.

On October 15, 2018, the Company received notification from Nasdaq indicating that, since the Company has not yet filed its Form 10-K for the fiscal year ended June 30, 2018, the Company no longer complied with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Filing Requirement”).

The notification received had no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until November 14, 2018 to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq may grant an extension of up to 180 days from the filing’s due date, or until April 15, 2019, to regain compliance.

The Company submitted its compliance plan for the Annual Meeting Requirement on July 31, 2018 to Nasdaq. On August 8, 2018, Nasdaq, considering that the Company was proposing to seek shareholder approval to re-domicile the Company in the Cayman Islands, granted the Company an extension until December 27, 2018 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders. The Company has met this condition on December 27, 2018 by holding such meeting. The Company received notice from Nasdaq on January 11, 2019 that it was in compliance with the Annual Meeting Requirement.

The Company also submitted a compliance plan for the Periodic Filing Requirement on November 16, 2018 to Nasdaq. On December 20, 2018, Nasdaq granted the Company an extension until January 7, 2019 to regain compliance with the Periodic Filing Requirement. The Company met this condition on January 7, 2019 by filing the required information. The Company received notice from Nasdaq on January 11, 2019 and was in compliance with the Periodic Filing Requirement.

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

Consolidated Results of Operations

Comparison of the three months ended December 31, 2017 and 2016

The following table sets forth key components of our results of operations for the three months ended December 31, 2017 and 2016, in U.S. dollars:

	Three months ended
	December 31,
				Percentage
	2017	2016	Change	Change
Revenue	$10,255,073	$14,732,354	$(4,477,281)	(30)%
Cost of revenue	8,354,051	15,648,509	(7,294,458)	(47)%
Gross profit (loss)	1,901,022	(916,155)	2,817,177	(308)%
Recovery of (provision for) doubtful accounts	856,573	(2,276,981)	3,133,554	(138)%
Selling, general and administrative expenses	(1,362,471)	(1,214,549)	(147,922)	12%
Research and development expenses	(696,276)	(610,278)	(85,998)	14%
Income (loss) from operations	698,848	(5,017,963)	5,716,811	(114)%
Other expense, net	(402,655)	(134,175)	(268,480)	200%
Income (loss) before provision for income taxes	296,193	(5,152,138)	5,448,331	(106)%
Provision for income taxes	-	-	-	-%
Net income (loss)	$296,193	$(5,152,138)	$5,448,331	(106)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended December 31, 2017, we generated revenue of approximately $10.3 million, as compared to approximately $14.7 million during the three months ended December 31, 2016, a decrease of approximately $4.5 million, or 30%. The decrease in revenue was principally due to our customers’ suspension or production limitation policies enforced by certain districts of the local government on November 15, 2017, which prohibits construction jobsites from producing industrial waste or dust to aggravate winter haze weather during the winter time. We expect to increase our production back to normal levels during March, 2018 after the suspension and production limitations expire. In addition, the decrease in revenue was offset by an increase of our unit selling price of approximately 27.7% resulting from the turnaround of the concrete industry. In late 2017, the local government has shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of concrete as the available supply of concrete was reduced.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $8.3 million for the three months ended December 31, 2017, as compared to approximately $15.6 million for the three months ended December 31, 2016, a decrease of approximately $7.3 million, or 47%. The decrease in cost of revenue was primarily associated with the decrease of production volume of 52.8% and partially offset by the increase of unit production costs of 10.3%, which was mainly caused by the unit price inflation of our raw materials, such as cement, sand, gravel, breeze and additive during the three months ended December 31, 2017, as compared to the same period in 2016.

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

Recovery of (Provision for) Doubtful Accounts. We were able to reduce our allowance for doubtful accounts by approximately $0.9 million for the three months ended December 31, 2017, as compared to provision for doubtful accounts charges of approximately $2.3 million during the three months ended December 31, 2016, a change of approximately $3.1 million, or 138%. The change was attributable to the fact that less accounts receivable and prepayments became over 180 days past due and less other receivables became over one year past due with better collections efforts during the three months ended December 31, 2017, as compared to the same period in 2016, and we have correspondingly adjusted our allowance for doubtful accounts in accordance with our allowance policy.

At the end of each quarter, we conduct an aging analysis of each customer’s balance to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider historical experience, the economic environment, trends in the construction industry, expected collectability of amounts receivable that are past due, and the expected collectability of overdue receivables. An allowance for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

As of December 31, 2017, our accounts and notes receivable aging are as follows:

		1-90	91-180	181-360	361-720	over 720	Over 1,080
	Balance	days	days	days	days	days	Days
Accounts and notes receivable	$63,355,822	$ 10,585,638,	$8,776,103	$14,914,670	$24,296,856	$1,212,654	$3,569,901
Allowance for doubtful accounts	(16,435,334)	-	-	(2,237,201)	(9,718,742)	(909,490)	(3,569,901)
Accounts and notes receivable, net	$46,920,488	$10,585,638	$8,776,103	$12,677,469	$14,578,114	$303,164	$-

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid. We incurred selling, general and administrative expenses of approximately $1.4 million for the three months ended December 31, 2017, as compared to approximately $1.2 million for the three months ended December 31, 2016, an increase of approximately $0.2 million. The increase was primarily due to a $0.1 million increase in consulting expenses and $0.2 million increase in salaries, repairs, rent and other various G&A expenses, which was partially offset by a $0.1 million decrease in office, utilities and meals and entertainment expenses as compared to the three months ended December 31, 2016.

Research and Development (“R&D”) Expenses. Research and development expenses were approximately $0.7 million for the three months ended December 31, 2017, as compared to $0.6 million for the same period in 2016.

Income (Loss) from Operations. We generated income from operations of approximately $0.7 million and incurred loss of approximately $5.0 million for the three months ended December 31, 2017 and 2016, respectively. This change of approximately $5.7 million from loss to income was primarily due to a $2.8 million increase in gross profit, a $3.1 million decrease in the provision for doubtful accounts expenses, partially offset by a $0.2 million increase in selling, general and administrative expenses and research and development expenses.

Other Expense, Net. Our other expense primarily consists of interest expense, finance expenses and other non-operating income (expense). We had other expense of approximately $0.4 million and $0.1 million during the three months ended December 31, 2017 and 2016, respectively. We incurred interest expense of approximately $0.2 million for each of the three months ended December 31, 2017 and 2016. We incurred finance expenses of approximately $600 and $97,000 for the three months ended December 31, 2017 and 2016, respectively. We recorded estimated contingencies expense of approximately $170,000 and $0 for the three months ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes. We did not incur a provision for income taxes for the three months ended December 31, 2017, because we had net operating losses on deferred tax assets for which we had provided a 100% allowance to be utilized during the period. We did not incur provision for income taxes for the three months ended December 31, 2016 as we did not generate any income for tax purposes and provided 100% allowance from net operating losses on deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The transition tax, if applicable, is a one time income tax which, if elected, can be paid over 8 years. However, this one-time transition tax has no effect on our income tax expense as we have no undistributed foreign earnings prior to December 31, 2017 since we have cumulative foreign losses as of December 31, 2017.

Net Income (Loss). We had net profit of approximately $0.3 million for the three months ended December 31, 2017, as compared to a net loss of approximately $5.1 million for the three months ended December 31, 2016, a positive change in the amount of approximately $5.4 million. Such change was the result of the combination of the changes as discussed above.

Comparison of the six months ended December 31, 2017 and 2016

The following table sets forth key components of our results of operations for the six months ended December 31, 2017 and 2016, in US dollars:

	Six months ended
	December 31,
				Percentage
	2017	2016	Change	Change
Revenue	$24,023,532	$22,189,216	$1,834,316	8%
Cost of revenue	20,676,106	24,057,783	(3,381,677)	(14)%
Gross profit (loss)	3,347,426	(1,868,567)	5,215,993	(279)%
Recovery of (provision for) doubtful accounts	696,833	(4,362,318)	5,059,151	(116)%
Selling, general and administrative expenses	(2,774,616)	(3,077,477)	302,861	(10)%
Research and development expenses	(786,934)	(689,443)	(97,491)	14%
Income (loss) from operations	482,709	(9,997,805)	10,480,514	(105)%
Other expense, net	(3,177,104)	(475,105)	(2,701,999)	569%
Loss before provision for income taxes	(2,694,395)	(10,472,910)	7,778,515	(74)%
Provision for income taxes	-	-	-	-%
Net loss	$(2,694,395)	$(10,472,910)	$7,778,515	(74)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the six months ended December 31, 2017, we generated revenue of approximately $24.0 million, as compared to approximately $22.2 million during the six months ended December 31, 2016, an increase of approximately $1.8 million, or 8%. The increase in revenue was principally due to increase of our unit selling prices of approximately 27.7% resulting from the turnaround of the concrete industry. In late 2017, the local government had shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of concrete as the available supply of concrete was reduced. The increase in revenue was offset by 16.6% decrease of sales volume due to our customers’ suspension or production limitation policy enforced by certain districts of the local government on November 15, 2017, which prohibits construction jobsites from producing industrial waste or dust to aggravate winter haze weather during the winter time. We expect to increase our production back to normal level during March 2018 after the suspension and production limitations expire.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $20.7 million for the six months ended December 31, 2017, as compared to approximately $24.1 million for the six months ended December 31, 2016, a decrease of approximately $3.4 million, or 14%. The decrease in cost of revenue was primarily associated with the decrease in our sales volume and partially offset by the slight increase of unit production costs of 1.3% for the six months ended December 31, 2017, as compared to the same period in 2016.

Gross Profit (Loss). Gross profit was approximately $3.3 million for the six months ended December 31, 2017, as compared to approximately $1.9 million of gross loss for the six months ended December 31, 2016, a positive change of approximately $5.2 million, which was primarily due to the increase of our selling price of concrete at a higher rate only partially offset by the slight increase of unit production cost during the six months ended December 31, 2017 as compared to the same period in 2016 as the reasons as discussed above.

Recovery of (provision for) Doubtful Accounts. We were able to reduce our allowance for doubtful accounts by approximately $0.7 million for the six months ended December 31, 2017 as compared to the provision for doubtful accounts charge of approximately $4.4 million during the six months ended December 31, 2016, a change of approximately $5.1 million, or 116%. The change was attributable to the fact that less accounts receivable have become over 720 days past due with better collections efforts during the six months ended December 31, 2017 as compared to the same period in 2016 and we have correspondingly decreased our provision for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An allowance for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $2.8 million for the six months ended December 31, 2017 as compared to approximately $3.1 million for the six months ended December 31, 2016, a decrease of approximately $0.3 million. The decrease was primarily due to a $0.3 million decrease in stock compensation expense, $0.1 million decrease in meals and entertainment expense, $0.3 million decrease in other various G&A expenses, which was partially offset by a $0.1 million increase in consulting expenses and a $0.3 million increase in salaries, repairs and rent as compared to the six months ended December 31, 2016.

Research and Development Expenses. Research and development expenses were approximately $0.8 million for the six months ended December 31, 2017 as compared to $0.7 million for the same period in 2016. We increased our research and development expenditures during this period with the prospect of improving our competitive advantage with respect to our products.

Income (Loss) from Operations. We generated income from operations of approximately $0.5 million for six months ended December 31, 2017 as compared to a loss from operations of $10.0 million for the six months ended December 31, 2016. The decrease of approximately $10.5 million was primarily due to a $5.2 million increase in gross profit, a $5.1 million decrease in the allowance for doubtful accounts and a $0.3 million decrease in selling, general and administration expenses, partially offset by a $0.1 million increase in research and development expenses.

Other Income (Expense), Net. Our other expense primarily consists of interest expense, finance expenses and other non-operating income (expense). We had other expenses of approximately $0.6 million and $0.5 million during the six months ended December 31, 2017 and 2016, respectively. Approximately $0.6 million and $0.4 million of interest expense was recorded for the six months ended December 31, 2017 and 2016, and approximately $2,000 and $0.3 million of finance expenses were recorded for the six months ended December 31, 2017 and 2016. We recorded estimated contingencies expense of approximately $2.6 million and $0 for the six months ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes. We did not incur provision for income taxes for the six months ended December 31, 2017 and 2016 as we did not have income and provided 100% allowance for our net operating losses.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The transition tax, if applicable, is a one time income tax which, if elected, can be paid over 8 years. However, this one-time transition tax has no effect on our income tax expense as we have no undistributed foreign earnings prior to December 31, 2017 since we have cumulative foreign losses as of December 31, 2017.

Net Loss. We had a net loss of approximately $2,7 million for the six months ended December 31, 2017, as compared to a net loss of approximately $10.5 million for the six months ended December 31, 2016, a reduction of $7.8 million. Such change was the result of the combination of the changes as previously discussed above.

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

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $5.6 million as of December 31, 2017, as compared to $6.2 million as of June 30, 2017. As of December 31, 2017, in addition to cash on-hand, we also have other current assets mainly composed of accounts receivable and prepayments.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided an allowance for doubtful accounts as of December 31, 2017. We expect to realize our current asset balances, net of allowances, within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

●	Equity Financing

●	Other available sources of financing from PRC banks and other financial institutions, given our credit history.

●	Financial support and credit guarantee commitments from Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders/officers.

Based on the above considerations, management believes that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for our products, economic conditions, competitive pricing in the concrete-mix industry, additional potential litigation exposure, additional government limitations on construction, our operating results not continuing to improve and our bank and shareholders being able to provide continued financial support.

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

Furthermore, as of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.3 million (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders/officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint co-defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws. Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay. Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of December 31, 2017 would be reduced from approximately $5.6 million to a net working capital deficiency of approximately $8.4 million.

The management of the Company has considered whether there is a going concern issue due to the Company’s recurring losses from operations, the estimated claims liability and the possible additional exposure for pending actions against Company which is presently unknown. Based upon the personal indemnifications of Mr. Han and Mr. He and their agreement to provide the necessary funds to the Company to continue its operations should the need arise, the management of the Company believes that it has alleviated the going concern issue.

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the six months ended
	December 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,336,550	$(855,316)
Net cash used in investing activities	(44,503)	(51,552)
Net cash (used in) provided by financing activities	(1,531,216)	3,445,864
Effect of foreign currency translation on cash and cash equivalents	151,855	(116,282)
Net change in cash and cash equivalents	$912,716	$2,422,714

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities was approximately $2.3 million. This was principally due to the utilization of $7.4 million of prepayments and advances and prepayments to related parties, the collection of accounts and other receivables of $0.9 million, and $2.8 million of accrued liabilities partially offset by the payment of accounts payable and other payables of approximately $6.7 million and the loss of $2.7 million.

Investing Activities. Net cash used in investing activities was approximately $45,000 and $51,000 for the six months ended December 31, 2017 and 2016, respectively, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $1.5 million for the six months ended December 31, 2017, which was primarily attributable to $16.1 million for the repayments of bank loans and bank guarantees, $14.3 million for the repayments of notes payable, and partially offset by $24.6 million of new bank loans and bank guarantees, and the release of $4.3 million of restricted cash.

Cash and cash equivalents. As of December 31, 2017, we had cash and cash equivalents of approximately $1.1 million as compared to approximately $0.2 million as of June 30, 2017. We believe that our cash and revenues from ongoing operations, in addition to the close management of our accounts payable and accounts receivable and our ability to obtain loan financing, will be sufficient to meet our liquidity and capital requirements for our ongoing operations. However, we may need to raise additional capital if we undertake any plans for expansion.

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

Contingencies

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

As of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.4 million (including interest and penalty of $0.1 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three and six months ended December 31, 2017, additional estimated claims charges of approximately $0.2 milion and $2.6 million, respectively, on some of the remaining claims is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

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

Legal matters

As of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.3 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgements amount from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interests in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.3 million.

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

The type of litigation disputes not related to the Company or Xian Ao and contingencies associated with the claims are summarized as follows as of December 31, 2017:

Dispute matter	Claims amount as of December 31, 2017	Interest and Penalties	Total claims amount as of December 31, 2017
1) Guarantees	$59,160,639	$8,014,877	$67,175,516
2) Purchase	1,672,631	19,023	1,691,654
4) Leases	944,911	-	944,911
5) Labor	240,752	-	240,752
Total	$62,018,933	$8,033,900	$70,052,833
Settled claims			(55,745,401)
Remaining claims amount			$14,307,432

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

As required by Rule 13a-15 under the Exchange Act, in connection with the restatement, our management, including our Chief Executive Officer and interim Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, we concluded that as of December 31, 2017, due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, our internal control over financial reporting, because of the material weaknesses in our internal control over financial reporting described below, were not effective.

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

Remediation Plan

Management is in the process of re-assessing the design of certain control activities and developing its remediation plan for the above identified weaknesses. The Company’s actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company has implemented or will implement following remedial measures within its resources as soon as practicable:

The prior Head of Legal Department has been terminated and management has hired a qualified person as the current Head of Legal Department.

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

As of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.4 million (including interest and penalty of $0.1 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three and six months ended December 31, 2017, additional estimated claims charges of approximately $0.2 million and $2.6 million, respectively, on some of the remaining claims is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

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

(i)	Disputes Arising in the Ordinary Course of Business

As of December 31, 2017, the Company had approximately $4.4 million in accrued contingent liabilities, net of litigation paid by related party of approximately $0.8 million, and an additional approximately $0.2 million estimated claims charges for the three months ended December 31, 2017. As of December 31, 2017, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of December 31, 2017	Interest and penalties		Total claim amount as of December 31, 2017

1) Guarantees	$2,274,118	$		$2,274,118
2) Sales	21,294		8,722	30,016
3) Purchase	1,159,705		122,325	1,282,030
4) Leases	1,711,466		97,528	1,808,994
5) Labor	27,483		-	27,483
6) Other	12,965		-	12,965
Total	$5,207,031		$228,575	5,435,606
Payments				(1,034,896)
Accrued contingent liabilities				$4,400,710

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.3 million (RMB 14,736,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,274,127	December 29, 2017

This loan has not been repaid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is probable. The Company accrued approximately $2.3 million contingent liability in connection with such guarantee.

2)	Sales dispute

(a)	On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s major shareholders. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

(b)	On April 30, 2016, China Black Metal Materials Beijing Co., Ltd (“China Black Metal”) filed a lawsuit against Xin Ao and Beijing Jinshengding Mineral Products Co., Ltd. (“Jinshengding”) in connection with their failure to make payments under a lease agreement. The court ruled that effective December 28, 2016, the lease agreement was void and Xin Ao and/or Jinshengding shall make a repayment to China Black Metal which shall include rent due from December 4, 2015 to December 28, 2016 of RMB 1,572,669 (approximately US$0.2 million), plus interest, expenses for utilities of RMB 271,579 (approximately US$41,000), a penalty of RMB 250,000 (approximately US$38,000), legal fees of RMB 73,238 (approximately US$11,000) and rent due from December 28, 2016 to December 31, 2017 of RMB 1,136,297 (approximately US$0.2 million). The total amount of compensation is RMB 3,303,783 (approximately US$0.5 million). As of date of this report, Jinshengding has paid RMB 1,800,000 (approximately US$0.3 million) out of the total compensation.

(ii)	Legal matters

As of December 31, 2017, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.3 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgement amounts from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interests in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.3 million.

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

The type of litigation disputes with contingencies associated are summarized as follows as of December 31, 2017:

Dispute matter	Claims amount as of December 31, 2017	Interest and Penalties	Total claims amount as of December 31, 2017
1) Guarantees	$59,160,639	$8,014,877	$67,175,516
2) Purchase	1,672,631	19,023	1,691,654
4) Leases	944,911	-	944,911
5) Labor	240,752	-	240,752
Total	$62,018,933	$8,033,900	70,052,833
Settled claims			(55,745,401)
Remaining claims amount			$14,307,432

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a certain loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.4 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$45.8 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.5 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership had not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome is probable and has no exposure for the pending judgement as the enforcement order has been resolved with the establishment of the Partnership.

(b)

On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and

Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default of its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao. They are also the shareholder of Chengde Tianhang.

Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of the Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million). Currently, none of the Company’s funds on deposit have been seized.

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay off the principal and interest of RMB2,927,400 (approximately US$0.4 million) under a certain loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants The Court rendered a judgement in May 2018, ruling that:

1)	Beijing Lianlv shall pay Yong Fan the damages in an amount of RMB 2.895 million (approximately US$0.4 million) as principal of the loan and an amount of RMB32,400 (approximately US$5,000) as interest on the loan (the amount of expected interest was computed on the basis of the amount of principal with a simple rate of 24%per annum. As of the date of the report, Beijing Lianlv has not made any payment as the Company is currently in the process of appealing the judgement);

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) (collectively the “Respondents”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million). Currently, none of the Company’s funds on deposit have been seized.

2)	Purchase dispute

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified of such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

(b)

Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

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

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is around RMB 1,701,979 (approximately US$262,000). Since Mr. Xianfu Han and Mr. Weili He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment.

Item 1A.	Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on December 10, 2018, except a new material risk factor as follows.

We may be exposed to liability due to the legal proceedings involving Xin Ao.

As of December 31, 2017, Xin Ao was subject to several civil lawsuits with potential judgments in the amount of approximately $14.3 million and the likelihood of the outcome of some of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the controlling shareholders of Xin Ao and we are a U.S. public company, the plaintiffs included Xin Ao in the legal proceedings. Although Xin Ao was not involved in some of the lawsuits, it was named as co-defendant. In the event the companies Mr. Han and Mr. He previously provided personal guarantees too were involved in any new legal proceedings, Xin Ao may have additional exposure in such proceedings in the future. Although Mr. Han and Mr. He provided indemnity to Xin Ao pursuant to certain indemnification agreements to indemnify Xin Ao for the outstanding claims, Xin Ao may have exposure, to the extent there are any new or additional claims, Xin Ao may have additional exposure. In the event Mr. Han or Mr. He defaults on their Indemnification Agreements or are unable to fulfill their obligations under the Indemnification Agreements, Xin Ao may have exposure. Any Increase in the Company’s accrued liability for litigation could negatively affect our stockholders’ equity working capital and results of operations in the future.

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

Date: January 15, 2019	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Filed
Exhibit No.	Description of Document	Herewith	Incorporated by Reference To:

2.1	Agreement and Plan of Merger, dated as of August 1, 2013, by and among CADC Delaware and CADC Nevada.		Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 2, 2013.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 25, 2013, and made effective on August 1, 2013, as amended to date.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

3.2	Bylaws of the registrant.		Exhibits 3.2 the Registrant’s Current Report on Form 8-K filed on August 2, 2013.

10.1	Employment Agreement with Weili He dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.2	Employment Agreement with Xianfu Han dated December 8, 2014		Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on September 25, 2015.

10.3	Form of Director Agreement		Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 23, 2014.

10.4	2009 Equity Incentive Plan, dated as of June 19, 2009, as amended on June 29, 2015		(1) Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2009. (2) Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 27, 2015.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[X]

31.2	Certifications of Interim Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[X]

32.1	Certifications of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	[X]

32.2	Certifications of Interim Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	[X]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document