Form 10-Q/A
period 2018-03-31
China Advanced Construction Materials Group, Inc
filed 2019-01-24
CIK 1392363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

We are therefore filing this this amended 10-Q (“Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Original 10-Q”), to restate our audited financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures, contained in the Original 10-Q to reflect certain accrued contingent liabilities and contingencies previously omitted. The amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and Company’s Quarterly Report on Form 10-Qs for the quarters ended September 30, 2017 and December 31, 2017 were filed on November 21, 2018, December 7, 2018 and January 15, 2019 respectively. The Amended 10-Q and the amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and Quarterly Reports on Form 10-Q for the three and nine month periods ended March 31, 2018 are herein referred to as “Restated Reports” or “Restatement” or “As Restated.”

Specifically, this Amended 10-Q is being filed in order to restate:

•	Our consolidated balance sheets as of March 31, 2018 by recording other receivable – related party from $0 to $1,471,501 and accrued contingent liabilities from $0 to $4,604,028. Our total shareholder’s equity as of March 31, 2018 decreased by $3,131,525. Our consolidated balance sheets as of June 30, 2017 by recording the accrued contingent liabilities from $0 to $609,160 and other payable – shareholders amounts from $2,261,766 to $2,925,543. Our total shareholders’ equity as of March 31, 2108 decreased by $3,132,529 and our total shareholder’s equity as of June 30, 2017 decreased by $1,272,938.

•	Our consolidated statements of operations and other comprehensive income (loss) for the three months and nine months ended March 31, 2018. As a result of the Restatement, our consolidated net income for the three months decreased by $97,472 and our consolidated net loss for the nine months ended March 31, 2018 increased by $2,712,884, and

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

TABLE OF CONTENTS

		PAGE

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4.	CONTROLS AND PROCEDURES	39

PART II
OTHER INFORMATION
ITEM 6.	EXHIBITS	45

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited and as restated)	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,086,882	$224,679
Restricted cash	-	4,208,765
Accounts receivable, net	46,029,256	47,543,077
Inventories	503,115	626,738
Other receivables, net	1,277,051	240,123
Other receivables – related party	1,471,501	-
Prepayments and advances, net	984,453	16,894,781
Prepayments - related party	4,334,988	6,996,400
Total current assets	55,687,246	76,734,563

PROPERTY PLANT AND EQUIPMENT, net	3,024,196	3,644,203

Total assets	$58,711,442	$80,378,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term loans, banks and bank guarantees	$27,992,493	$17,700,720
Notes payable	-	14,013,070
Accounts payable	9,423,015	29,081,790
Customer deposits	1,568,911	614,558
Other payables	295,071	4,098,772
Other payables - shareholders	3,871,350	2,925,543
Accrued liabilities	1,069,166	1,352,750
Taxes payable	79,037	103,419
Accrued contingent liabilities	4,604,028	609,160
Total current liabilities	48,903,071	70,499,782

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 2,387,658 shares issued and outstanding as of March 31, 2018 and June 30, 2017	2,388	2,388
Additional paid-in-capital	40,074,090	38,662,377
Accumulated deficit	(44,684,259)	(42,242,951)
Statutory reserves	6,248,092	6,248,092
Accumulated other comprehensive income	8,168,060	7,209,078
Total shareholders’ equity	9,808,371	9,878,984
Total liabilities and shareholders’ equity	$58,711,442	$80,378,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(As restated)		(As restated)

REVENUE	$12,267,286	$13,592,863	$36,290,818	$35,782,079

COST OF REVENUE	10,155,946	12,125,038	30,832,052	36,182,821

GROSS PROFIT (LOSS)	2,111,340	1,467,825	5,458,766	(400,742)

RECOVERY OF (PROVISION FOR) DOUBTFUL ACCOUNTS	538,216	761,482	1,235,049	(3,600,836)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,730,774)	(1,548,566)	(4,505,390)	(4,626,043)
RESEARCH AND DEVELOPMENT EXPENSES	(290,994)	(99,049)	(1,077,928)	(788,492)

INCOME (LOSS) FROM OPERATIONS	627,788	581,692	1,110,497	(9,416,113)

OTHER INCOME (EXPENSE), NET
Other income, net	114,026	173,057	114,004	409,178
Interest income	848	15,174	5,174	27,008
Interest expense	(389,963)	(246,442)	(953,555)	(633,771)
Finance expense	(2,140)	(154,996)	(4,544)	(490,727)
Estimated claims charges	(97,472)	-	(2,712,884)	-
TOTAL OTHER EXPENSE, NET	(374,701)	(213,207)	(3,551,805)	(688,312)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	253,087	368,485	(2,441,308)	(10,104,425)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$253,087	$368,485	$(2,441,308)	$(10,104,425)

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$253,087	$368,485	$(2,441,308)	$(10,104,425)
Other comprehensive income (loss) - foreign currency translation income (loss)	336,277	21,872	958,982	(690,312)

COMPREHENSIVE INCOME (LOSS)	$589,364	$390,357	$(1,482,326)	$(10,794,737)

EARNINGS (LOSS) PER COMMON SHARE
Weighted average number of shares:
Basic	2,385,131	2,387,658	2,386,828	2,349,155
Diluted	2,385,131	2,387,658	2,386,828	2,349,155

Earnings (loss) per share:
Basic	$0.11	$0.15	$(1.02)	$(4.30)
Diluted	$0.11	$0.15	$(1.02)	$(4.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2018	2017
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,441,308)	$(10,104,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	921,927	890,031
Gain on disposal of equipment	(2,291)	-
Stock-based compensation expense	388,994	289,000
(Recovery of) provision for doubtful accounts	(1,235,049)	3,600,836
Changes in operating assets and liabilities
Accounts receivable	(690,652)	(18,446,428)
Inventories	165,817	316,542
Other receivables	223,060	7,403,538
Prepayments and advances	13,318,745	8,794,720
Prepayments - related party	3,081,584	(5,889,662)
Accounts payable	(15,304,253)	17,543,151
Customer deposits	1,558,292	(3,863,130)
Other payables	(670,583)	5,208,008
Other payables - shareholders	540,000	467,986
Accrued contingent liabilities	2,545,163	(773,052)
Taxes payable	(31,186)	11,408
Net cash provided by operating activities	2,368,260	5,448,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,378)	(52,532)
Net cash used in investing activities	(50,378)	(52,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans, banks and bank guarantees	32,579,229	18,547,704
Repayments of short term loans, banks and bank guarantees	(24,025,845)	(19,283,724)
Proceeds from notes payable	-	24,583,068
Repayments of notes payable	(14,510,205)	(28,999,188)
Borrowings from shareholders	91,431	146,611
Change in restricted cash	4,358,077	28,765
Net cash used in financing activities	(1,507,313)	(4,976,764)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	51,634	(42,997)
NET INCREASE IN CASH AND CASH EQUIVALENTS	862,203	376,230
CASH AND CASH EQUIVALENTS, beginning of period	224,679	1,006,970
CASH AND CASH EQUIVALENTS, end of period	$1,086,882	$1,383,200
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$953,555	$628,553
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Customer deposits reclassified to other payable - shareholders upon execution of tri-party agreements	$687,978	$-
Accrued liabilities reclassified to other payable - shareholders upon execution of tri-party agreements	$259,105	$-
Forgiveness of payable to shareholder as a capital contribution	$813,415	$-
Litigation liability paid by related party	$209,304	$-
Accrued rent liability and other receivable – related party	$1,413,128	$-

OTHER NON-CASH TRANSACTIONS:
Accounts receivable offset with accounts payable upon execution of tri-party agreements	$5,760,038	$1,507,132
Prepayments and advances offset with other payables upon execution of a tri-party agreement	$3,221,266	$-

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

Note 2 – Restatement

This financial statements as of and for the three and nine months ended March 31, 2018 have been restated to reflect various legal actions arising and coming to management’s attention after the financial statements for the year ended June 30, 2017 and the nine months ended March 31, 2018 were initially filed. See Note 13 - Commitments and contingencies for the detail disclosures and impact due to those legal actions.

The impact of those restatements on the March 31, 2018 unaudited financial statements is reflected in the following table:

	March 31, 2018
Consolidated Balance Sheets	Original	Restatement	As restated
Other receivable – related party	$-	$1,471,501	$1,471,501
Total assets	57,239,941	1,471,501	58,711,442
Accrued contingent liabilities	-	4,604,028	4,604,028
Total liabilities	44,299,045	4,604,026	48,903,071
Additional paid-in-capital	39,051,371	1,022,719	40,074,090
Accumulated deficit	(40,704,084)	(3,980,179)	(44,684,263)
Accumulated other comprehensive income	8,343,129	(175,069)	8,168,060
Total Shareholders’ Equity	12,940,896	(3,132,525)	9,808,371

	For the three months ended March 31, 2018
Consolidated statement of Operations	Original	Restatement	As restated
Estimated claim charges	$-	$(97,472)	$(97,472)
Total other expenses, net	(277,229)	(97,472)	(374,701)
Net income	350,559	(97,472)	253,087
Earnings (loss) per share
Basic	0.15	(0.04)	0.11
Diluted	0.15	(0.04)	0.11

	For the nine months ended March 31, 2018
Consolidated statement of Operations	Original	Restatement	As restated
Estimated claim charges	$-	$(2,712,884)	$(2,712,884)
Total other expenses, net	(838,921)	(2,712,884)	(3,551,805)
Net income (loss)	271,576	(2,712,884)	(2,441,308)
Earnings (loss) per share
Basic	0.12	(1.14)	(1.02)
Diluted	0.11	(1.13)	(1.02)

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

The Company engages in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. The Company’s business is capital intensive and the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties and bank acceptance notes have been utilized to finance the working capital requirements and the capital expenditures of the Company. Due to recurring losses, the Company’s working capital was approximately $6.8 million as of March 31, 2018, as compared to $6.2 million as of June 30, 2017. As of March 31, 2018, the Company had cash on-hand of approximately $1.1 million, with remaining current assets mainly composed of accounts receivable and prepayments and advances.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its officers to affiliated entities owned by them. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.6 million, (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.8 million (see Note 14 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders and officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws. Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay. Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of March 31, 2018 would be reduced from approximately $6.8 million to a net working capital deficiency of approximately $8.0 million.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the accounts of all the directly and indirectly owned subsidiaries and its VIE listed below. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q/A should be read in conjunction with information included in the restated annual report for the fiscal year ended June 30, 2017 on Form 10-K/A filed with the SEC on November 21, 2018.

Principles of consolidation

The unaudited condensed consolidated financial statements reflect the activities of the following subsidiaries and its VIE. All material intercompany transactions have been eliminated.

Subsidiaries and VIE	Place incorporated	percentage
BVI-ACM	British Virgin Island	100%
China-ACMH	Beijing, China	100%
Xin Ao	Beijing, China	VIE

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of Xin Ao’s assets and liabilities are as follows:

	March 31,	June 30,
	2018	2017
	(Unaudited and as restated)	As restated
Current assets	$55,662,487	$76,607,089
Property, plants and equipment	2,989,921	3,644,203
Total assets	58,652,408	80,251,292

Liabilities	(45,657,160)	(67,885,085)
Intercompany payables*	(7,415,569)	(7,088,094)
Total liabilities	(53,072,729)	(74,973,179)
Net assets	$5,579,679	$5,278,113

*	Payables to China-ACMH and BVI-ACM have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the allowance for doubtful accounts, deferred income taxes, prepayments and advances, stock-based compensation, fair value and useful lives of property, plant and equipment. Actual results could be materially different from those estimates.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of China ACM and BVI-ACM is the U.S. dollar. China-ACMH and Xin Ao use their local currency Chinese Renminbi (“RMB”) as their functional currency. In accordance with U.S. GAAP guidance on Foreign Currency Translation, the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the audited and unaudited condensed consolidated balance sheets.

Asset and liability accounts at March 31, 2018 and June 30, 2017 were translated at RMB 6.29 and RMB 6.78 to USD$1.00, respectively. The average translation rates applied to the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 were RMB 6.36 and RMB 6.89 to USD$1.00, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended March 31, 2018 and 2017 were RMB 6.55 and RMB 6.79 to USD$1.00, respectively.

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

The Company includes the shipping and handling fees in both revenue and cost of revenue.

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

Financial instruments included in current assets and current liabilities are reported in the audited and unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash

As of June 30, 2017, restricted cash consisted of collateral representing cash deposits for bank guarantees and notes payable.

Accounts receivable

The Company extends unsecured credit to its customers in the normal course of business. Accounts are considered past due after 30 days. In establishing the required allowance for doubtful accounts, management considers historical experience, the economic environment, trends in the construction industry and the expected collectability of the overdue receivables. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovering is considered remote. The Company provides an allowance for doubtful accounts provision of 15% for accounts receivable balances that are past due more than 180 days but less than one year, an allowance for doubtful accounts provision of 40% for accounts receivable past due from one to two years, an allowance for doubtful accounts provision of 75% for accounts receivable past due beyond two years, an allowance for doubtful accounts provision of 100% for accounts receivable past due beyond three years, plus additional amounts as necessary when the Company’s collection department determines the collection of the full amount is remote and the Company’s management approves a 100% allowance for doubtful accounts. The Company’s management has continued to evaluate the reasonableness of its valuation allowance policy and will update it if necessary.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials and are stated at the lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than cost. As of March 31, 2018 and June 30, 2017, the Company determined that no allowance was necessary.

Other receivables

Other receivables primarily include prepayments to be refunded by our suppliers if the supplies do not meet the Company’s specification needs, advances to employees, amounts due from unrelated entities, VAT tax refunds receivable and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records an allowance when management believes collection of amounts are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection are made. The Company provides an allowance for doubtful accounts of 5% for other receivables balances that are aged within one year, an allowance for doubtful accounts of 50% for other receivables aged from one to two years, and an allowance for doubtful accounts of 100% for other receivables aged beyond two years.

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

The Company recovered approximately $0.5 million and approximately $18,000 on unrealizable prepayments for the three months ended March 31, 2018 and 2017, respectively. The Company provided allowances of approximately $9,000 and $0.2 million on unrealizable prepayments for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and June 30, 2017, the Company has approximately $9,000 and $0.8 million, respectively, as a bad debt allowance for prepayments and advances.

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

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has greater than a 50% likelihood of being realized upon ultimate settlement.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes potential dilution and is computed by dividing the income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its unaudited condensed consolidated financial statements and related disclosures

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Accounts and notes receivable, net

Accounts and notes receivable, net consisted of the following:

	March 31, 2018	June 30, 2017
	(unaudited)
Accounts receivable	$62,954,905	$63,370,426
Notes receivable	95,429	-
Less: Allowance for doubtful accounts	(17,021,078)	(15,827,349)
Total accounts and notes receivable, net	$46,029,256	$47,543,077

Movement of allowance for doubtful accounts is as follows:

	Nine months ended	Year ended
	March 31, 2018	June 30, 2017
	(unaudited)
Beginning balance	$15,827,349	$11,524,131
Provision for doubtful accounts	-	3,987,890
Recovery/(write-offs)	(42,977)	524,789
Exchange rate effect	1,236,706	(209,461)
Ending balance	$17,021,078	$15,827,349

During the nine months ended March 31, 2018 and 2017, the Company offset approximately $5.8 million and $1.5 million of accounts receivable and accounts payable pursuant to certain three-party settlement agreements, respectively.

Note 5 – Other receivables, net

Other receivables

Other receivables consisted of the following:

	March 31, 2018	June 30, 2017
	(unaudited)
Other receivables	$1,570,794	$1,653,351
Other receivable from sale of Asset Group	-	18,867
Less: Allowance for doubtful accounts	(293,743)	(1,432,095)
Total other receivables, net	$1,277,051	$240,123

Movement of allowance for doubtful accounts is as follows:

	Nine months ended	Year ended
	March 31, 2018	June 30, 2017
	(unaudited)
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
	(unaudited)
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

Note 7 – Credit Facilities

Short term loans - banks:

Outstanding balances on short-term bank loans consisted of the following:

	March 31, 2018		June 30, 2017
	(unaudited)
Loans from China Construction Bank, with an interest rate of 4.35% per annum, due March 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He and Ms. Junkun Chen.	-		17,700,720

Loans from China Construction Bank, each with an interest rate of 5.66% per annum, due between June 2018 and October 2018, guaranteed by Beijing Jinshengding Mineral Products Co., LTD, Mr. Xianfu Han, Ms. Chunying Wang, Mr. Weili He, and Ms. Junkun Chen.	27,992,493	(1)	-

	$27,992,493		$17,700,720

(1)	As of the filing of this report, these loan balances are past due and in default due to nonpayment. The bank filed demands to freeze and/or put a lien on the Company’s assets, the personal assets of the individual guarantors, and the guarantors of the loans. The court has granted such demand but the bank has not taken any action to enforce such demand. The Company is in the process of negotiating a renewal of the loans with the bank and the Company has not received any demand notice from the bank to pay off the loan immediately.

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

Other receivable - related party

This balance represents litigation against Xin Ao who entered into a capital lease agreement on behalf of Beijing Lianlv, an entity whose shareholders are Mr. Han and Mr. He. The balance was subsequently indemnified by Mr. Han and Mr. He in September 2018. As of March 31, 2018, other receivable-related party is from Beijing Lianlv for $1,471,501.

Other payables – shareholders

Mr. Xiaofu Han and Mr. Weili He have advanced funds to BVI-ACM for working capital purposes. The advances are non-interest bearing, unsecured, and are payable in cash on demand. They and their spouses have also guaranteed certain short-term loans payable and notes payable of the Company (see Note 7). The other payables-shareholders balance also includes the Company’s salary payable to the two individuals and payments made on XinAo’s behalf for a legal claim.

Other payables - shareholders consisted of the following:

	March 31, 2018	June 30, 2017
	(unaudited and as restated)
Xianfu Han	$2,022,409	$1,402,423
Weili He	1,848,941	1,523,120
	$3,871,350	$2,925,543

As of March 31, 2018, the combined balance of other payables-shareholders includes $2,340,000 of salary payable and $1,531,350 loans payable to Mr. Han and Mr. He. As of June 30, 2017, the combined balance of other payables-shareholders includes $1,800,000 of salary payable, $461,766 loans payable to Mr. Han and Mr. He, and $663,777 of a payment made by Beijing Lianlv on behalf of the shareholders to settle a legal claim of the Company.

Note 9 – Income taxes

(a) Corporate income tax

China ACM is organized in the United States. China ACM had no taxable income for United States income tax purposes for the three and nine months ended March 31, 2018 and 2017, respectively. China ACM’s taxable operating income for the nine months ended March 31, 2018, amounted to $0.2 million. As of March 31, 2018, China ACM’s net operating loss carry forward for United States income taxes was approximately $0.1 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on the Company’s income tax expense as the Company has provided a 100% valuation allowance on its net deferred tax assets previously.

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

China-ACMH and VIE-Chinese operations

China-ACMH and Xin Ao are governed by the income tax laws of the PRC. Income tax provisions with respect to operations in the PRC are calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Chinese Enterprise Income Tax (“EIT”) law, the statutory corporate income tax rate applicable to most companies is 25%. In 2009, Xin Ao applied and received an Enterprise High-Tech Certificate. The High-Tech Certificate is required to be renewed every 3 years. The certificate was awarded based on Xin Ao’s involvement in producing high-tech products, its research and development, as well as its technical services. As granted by the State Administration of Taxation of the PRC, Xin Ao is entitled to a reduction in its income tax rate from 25% to 15% until July 21, 2018. The Company has reapplied for the updated certificate as of the report date.

The EIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The Company intends to permanently reinvest undistributed earnings, if any, of its Chinese operations located in the PRC. As a result, there is no deferred tax expense related to withholding tax on the future repatriation of these earnings.

Income (loss) before provision for income taxes consisted of:

	Three months ended March 31,
	2018	2017
	(unaudited and as restated)	(unaudited)
USA and BVI	$(630,901)	$(226,962)
PRC	883,988	595,447
	$253,087	$368,485

	Nine months ended March 31,
	2018	2017
	(unaudited and as restated)	(unaudited)
USA and BVI	$(1,317,931)	$(1,065,263)
PRC	(1,123,377)	(9,039,162)
	$(2,441,308)	$(10,104,425)

Significant components of deferred tax assets were as follows:

	March 31, 2018	June 30, 2017
	(unaudited and as restated)	As restated
Deferred tax assets
Allowance for doubtful accounts	$2,598,588	$2,588,917
Accrued claims charges	597,027	190,094
Impairment loss of long-lived assets	393,673	393,673
Net operating loss carryforward in China	151,294	411,436
Net operating loss carryforward in the U.S.	16,900	238,649
Valuation allowance	(3,757,482)	(3,822,769)
Total deferred tax assets	$-	$-

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and June 30, 2017, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to its allowance for doubtful accounts, impairment loss of long-lived assets and the net operating loss carryforwards in the PRC. If the Company is unable to generate income in its PRC operations, it is more likely than not that it will not have sufficient income to utilize its deferred tax assets. As of March 31, 2018, the Company has a net operating loss carry forwards in the PRC that expires in 2021. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $3.7 million and $3.5 million related to its operations in the PRC as of March 31, 2018 and June 30, 2017, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided approximately $17,000 and $0.2 million valuation allowance against the deferred tax assets related to the Company’s United States operations as of March 31, 2018 and June 30, 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

As of March 31, 2018 and June 30, 2017, the Company had $79,037 and $103,419 of other business taxes (principally VAT) payable, respectively.

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

Effective August 20, 2016, the Board granted an aggregate of 106,859 shares of restricted common stock, which was issued with a fair value of $308,823 to a consultant under the 2009 Plan. These shares were to vest in two tranches upon achieving certain performance-based milestones. On January 15, 2018, 50,000 shares vested on the first tranche and 56,859 shares were forfeited and cancelled on the second tranche.

Effective August 20, 2016, the Board granted an aggregate of 100,000 shares of restricted common stock, which were issued with a fair value of $289,000 to two employees under the 2009 Plan. These shares vested immediately upon grant.

Effective January 19, 2018, the Board granted an aggregate of 56,859 shares of restricted common stock, which was issued with a fair value of $244,494 to one employee under the 2009 Plan. These shares vested immediately upon grant. As of March 31, 2018, there were no shares available under the 2009 Plan.

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

Note 13 – Commitments and contingencies

Lease Commitments

The Company has a lease agreement for a concrete service plant with an unrelated party which expired on September 30, 2017, with annual payments of approximately $214,000. The lease was renewed through September 30, 2022, with annual payments of approximately $447,000. The Company has a lease agreement for roadway access to the west side entry of the concrete service plant with an unrelated party, which will expire on June 30, 2019, with annual payments of approximately $16,000. The Company has a lease agreement for office space from Mr. Weili He, the Company’s Interim Chief Financial Officer, through October 31, 2023 with annual payments of approximately $26,000.

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

Future annual lease payments under non-cancelable operating leases with a term of one year or more consist of the following:

Twelve months ending March 31,	Amount
2019	$488,000
2020	477,000
2021	473,000
2022	473,000
2023	245,000
Total	$2,156,000

Contingencies

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue an amount for potential litigation losses. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the outstanding claims. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.6 million (including interest and penalty of $0.2 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three and nine months ended March 31, 2018, additional estimated claims charges of approximately $0.1million and $2.7 million, respectively, on some of the remaining claims is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a co-defendant in litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of March 31, 2018, the Company had approximately $4.6 million in accrued contingent liabilities, net of litigation paid by a related party of approximately $1.3 million, and an additional $0.1 million of estimated claims charges for the three months ended March 31, 2018. As of March 31, 2018, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of March 31, 2018	Interest and penalties	Total claim amount as of March 31, 2018

1) Guarantees	$2,353,443	$-	$2,353,443
2) Sales	22,037	9,742	31,779
3) Purchase	1,200,152	129,528	1,329,680
4) Leases	2,116,592	101,016	2,217,608
5) Labor	28,441	-	28,441
6) Other	13,417	-	13,417
Total	$5,734,082	$240,286	5,974,368
Payments			(1,370,340)
Accrued contingent liabilities			$4,604,028

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.4 million (RMB 14,797,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,353,443	December 29, 2017

This loan has not been repaid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is still probable. The Company previously accrued approximately $2.4 million for this contingent liability in connection with such guarantee during the three months ended September 30, 2017.

2)	Sales dispute

(a) On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in the People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s shareholders/officers. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ii)	Legal matters

As of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.8 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders/officers, of which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgement amounts from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interests in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.8 million.

On December 10, 2018, Mr. Han and Mr. He entered into an amendment No. 1 to the indemnification agreement to clarify the indemnification terms which Mr. Han and Mr. He s’ certain actions including but not limited to personal guarantees, loans or investments in their own name to other entities which has caused Xin Ao to be involved as a co-defendant in certain legal proceedings. Mr. Han and Mr. He have agreed to unconditionally indemnify Xin Ao for all losses, damages, legal fees, expenses or other costs related to the legal proceedings where Xin Ao was named as a co-defendant or defendant due to Mr. Han and Mr. He being a shareholder of Xin Ao. The indemnification for the amended terms are irrevocable. In addition, Mr. Han and Mr. He agreed to unconditionally indemnify Xin Ao for all the losses, damages, legal fees, expenses and other costs, including additional interest, related to these legal proceedings accrued and contingencies determined in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of March 31, 2018:

Dispute matter	Claims as of March 31, 2018	Interest and Penalties	Total claims as of March 31, 2018
1) Guarantees	$61,224,015	$10,913,705	$72,137,720
2) Purchase	1,730,968	32,596	1,763,564
3) Leases	977,867	-	977,867
4) Labor	249,149	-	249,149
Total	$64,181,999	$10,946,301	75,128,300
Settled claims			(60,308,951)
Remaining claims amount			$14,819,349

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.4 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$45.8 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.5 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and cumulative distributions equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership had not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome has been obtained and that it has no exposure for the pending judgement as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default of its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, They are also the shareholders of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of the Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million). Currently, none of the Company’s funds on deposit have been seized.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay the principal and interest of RMB2,927,400 (approximately US$0.4 million) under a loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants The Court rendered a judgement in May 2018, ruling that:

1)	Beijing Lianlv shall pay Yong Fan RMB 2.895 million (approximately US$0.4 million) as principal of the loan and RMB32,400 (approximately US$5,000) as interest on the loan. As of the date of this report, Beijing Lianlv has not made any payment and the Company is currently in the process of appealing the judgement;

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) (collectively the “Respondents”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million). Currently, none of the Company’s funds on deposit have been seized.

2)	Purchase disputes

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified of such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

(b)	Nanling Yirui Materials Supplier Co., Ltd. (Nanling Yirui”) filed a lawsuit against Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) on October 23, 2017 in the People’s Court in Nanling County, Anhui Province, to seek compensatory damages, interest and attorney’s fees. A Raw Material Purchase Agreement was entered into by and between Nanling Yirui and Sihong on April 30, 2017. The purchase price of raw materials supplied by Nanling Yirui was RMB 3,452,799 (approximately US$0.5 million), the payment of which was overdue. Mr. Xianfu Han and Mr. Weili He are the shareholders of Sihong. Since Mr. Han and Mr. He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. The Court rendered a final judgement in June 2018 in favor of Nanling Yirui. As of the date of the report, Sihong has not made any payment.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3)	Leasing disputes

On March 6, 2018, Beijing Chengda Yu Concrete Co., Ltd (“Beijing Chengda”) filed a lawsuit against Xin Ao in connection with Xin Ao’s breach of a rental lease. Beijing Chengda stated that on January 24, 2014 both parties entered into a lease agreement (the “Agreement”). A lease addendum was later entered into on February 25, 2014. The Agreement provided that, effective from July 18, 2013 to April 30, 2018, Xin Ao shall rent Beijing Chengda’s property, the Concrete Station, and assume all credits and debts incurred during the term of the lease agreement. Mr. Xianfu Han and Mr. Weili He signed a personal guaranty agreement with Xin Ao to undertake the liabilities of Xin Ao in the event of its breach on the lease agreement. On March 31, 2017, Beijing Chengda was sued by Beijing Zhongtong Jiang Xin’hang Construction Materials Co., Ltd for an unpaid balance in an amount of RMB 6,246,059 (approximately US$0.9 million in total) in connection with utilizing the Concrete Station. Beijing Chengda then brought a lawsuit against Xin Ao for the payment of such unpaid balance together plus the legal fees in connection with the lawsuit. The case is still under review by the court, and no potential judgment amount has been decided.

4)	Labor disputes

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is approximately RMB 1,702,000 (approximately US$262,000). Since Mr. Xianfu Han and Mr. Weili He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment

Note 14 – Concentrations of risk

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits, accounts receivable, other receivables and advances on equipment purchases.

As of March 31, 2018 and June 30, 2017, approximately $0.6 million and $4.2 million were on deposit with a bank located in the PRC subject to credit risk, respectively. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD$77,000). Management believes that the credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions.

Accounts receivable, other receivables and advances on inventory purchases are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer Concentration Risk

For the three months ended March 31, 2018, the Company had three customers accounting for approximately 29.2%, 22.8% and 10.9% of total revenue, respectively. For the three months ended March 31, 2017, four customers accounted for 18.4%, 14.0%, 12.9% and 10.4% of total revenue, respectively. For the nine months ended March 31, 2018, the Company had one customer accounting for approximately 13.1% of total revenue. For the nine months ended March 31, 2017, one customer accounted for 15.1% of total revenue. As of March 31, 2018 and June 30, 2017, no customer accounted for more than 10% of the total balance of accounts receivable.

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

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Subsequent events

In April 2018, the Company guaranteed approximately US$10.6 million (RMB 69,000,000) that a related-party borrowed from a bank as follows:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Beijing Lianlv (borrower)	$10,604,454	April 11, 2019

The borrower has been current in its repayment obligations as of the date of this report.

On April 3, 2018, the Board granted an aggregate of 200,000 shares of registered common stock, with a fair value of $410,000, determined using the closing price of $2.05 on April 3, 2018, to two employees under the 2009 Plan. These shares vested immediately upon grant.

On April 3, 2018, the Board granted an aggregate of 985,889 shares of restricted common stock, with a fair value of US$2,021,073, determined using the closing price of $2.05 on April 3, 2018, to Mr. Xianfu Han, the Chief Executive Officer (“CEO”) of the Company, to repay the debt the Company owed to the CEO.

On April 3, 2018, the Board granted an aggregate of 896,766 shares of restricted common stock, with a fair value of US$1,838,370, determined using the closing price of $2.05 on April 3, 2018, to Mr. Weili He, the Interim Chief Financial Officer (“CFO”) of the Company’s, to repay the debt the Company owed to the CFO.

On May 21, 2018, the Board granted an aggregate of 218,336 shares of common stock, with a fair value of US$589,507, determined using the closing price of $2.70 on May 21, 2018, to five employees under the 2009 Plan.

In May 2018, the Company sold 300,000 shares of common stock at $2.00 per share to certain unrelated third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On June 28, 2018, the Board granted an aggregate of 500,000 shares of common stock with a fair value of US$2,825,000, determined using the closing price of $5.65 on June 28, 2018, to two service providers. These shares are to be amortized over the service period of one year starting from July 1, 2018.

In July 2018, the Company adopted the Agreement and Plan of Merger by and between the Company and China Advanced Construction Materials Group, Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“CADC Cayman”). The proposal was approved by the Company’s shareholders at its annual meeting on December 27, 2018.

On July 25, 2018, the Company sold 45,977 shares of common stock at $6.525 per share for total proceeds of USD$300,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 20, 2018, CACM Group NY, Inc. (“CACM”) was incorporated in the State of New York and is 100% owned by China ACM. The establishment of CACM is to expand the Company’s construction material business in New York. As of the date of the report, CACM has not commenced any operations.

On August 23, 2018, the Company sold 50,000 shares of common stock at $3.00 per share for total proceeds of USD$150,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, since the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended June 30, 2017, the Company no longer complies with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Meeting Requirement”).

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

The Company submitted its compliance plan for the Annual Meeting Requirement on July 31, 2018 to Nasdaq. On August 8, 2018, Nasdaq, considering that the Company was proposing to seek shareholder approval to re-domicile the Company in the Cayman Islands, decided to grant the Company an extension until December 27, 2018 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders. The Company met this condition on December 27, 2018 by holding such meeting. The Company received the notice from Nasdaq on January 11, 2019 that it was in compliance with the Annual Meeting Requirement.

The Company also submitted a compliance plan for the Periodic Filing Requirement on November 16, 2018 to Nasdaq. On December 20, 2018, Nasdaq decided to grant the Company an extension until January 7, 2019 to regain compliance with the Periodic Filing Requirement. The Company met this condition on January 7, 2019 by filing the required information. The Company received notice from Nasdaq on January 11, 2019 and was in compliance with the Periodic Filing Requirement.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations for the three months ended March 31, 2018 and 2017, in U.S. dollars:

	Three months ended
	March 31,
				Percentage
	2018	2017	Change	Change
	(As Restated)
Revenue	$12,267,286	$13,592,863	$(1,325,577)	(10)%
Cost of revenue	10,155,946	12,125,038	(1,969,092)	(16)%
Gross profit	2,111,340	1,467,825	643,515	44%
Recovery of doubtful accounts	538,216	761,482	(223,266)	(29)%
Selling, general and administrative expenses	(1,730,774)	(1,548,566)	(182,208)	12%
Research and development expenses	(290,994)	(99,049)	(191,945)	194%
Income from operations	627,788	581,692	46,096	8%
Other expense, net	(374,701)	(213,207)	(161,494)	76%
Income before provision for income taxes	253,087	368,485	(115,398)	(31)%
Provision for income taxes	-	-	-	-%
Net income	$253,087	$368,485	$(115,398)	(31)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the three months ended March 31, 2018, we generated revenue of approximately $12.3 million as compared to approximately $13.6 million during the three months ended March 31, 2017, a decrease of approximately $1.3 million, or 10%. The decrease in revenue was principally due to the suspension or production limitation policies enforced by certain districts of the local government on some of our customers starting from November 15, 2017. The policy prohibits construction jobsites in certain areas from producing industrial waste or dust to aggravate winter haze weather during the winter time. Our production increased back to normal levels during March, 2018 after the suspension and production limitations expired. The decrease in revenue was partially offset by an increase of our unit selling price of approximately 22.4% resulting from the turnaround of the concrete industry. In late 2017, the local government had shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of concrete as the available supply of concrete was reduced. The decrease was also offset by the appreciation of the Chinese Renminbi (“RMB”) against the U.S. dollar of 7.7% .

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $10.2 million for the three months ended March 31, 2018, as compared to approximately $12.1 million for the three months ended March 31, 2017, a decrease of approximately $1.9 million, or 16%. The decrease in cost of revenue was primarily associated with the decrease of production volume by 31.7%, mainly due to the suspension and production limitation policies as discussed above, and was offset by an increase of unit production costs of 13.1%, which was mainly caused by the unit price inflation of our raw materials, such as cement, stone and mine powder during the three months ended March 31, 2018, as compared to the same period in 2017.

Gross Profit. Gross profit was approximately $2.1 million for the three months ended March 31, 2018 as compared to approximately $1.5 million in gross profit for the three months ended March 31, 2017, a positive change of approximately $0.6 million, which was primarily a result of increases in unit selling prices only partially offset by the increase of unit production costs during the three months ended March 31, 2018, as compared to the same period in 2017 as the reasons discussed above.

Recovery of Doubtful Accounts. We were able to reduce our allowance for doubtful account by approximately $0.5 million for the three months ended March 31, 2018, as compared to approximately $0.7 million during the three months ended March 31, 2017, a change of approximately $0.2 million, or 29%. The change was attributable to the fact that we collected more aged other receivables and we utilized more of our aged prepayments that are over 180 days past due during the three months ended March 31, 2018 and 2017, and we have correspondingly adjusted our allowance for doubtful accounts in accordance with our allowance policy which resulted in the reduction of the doubtful accounts in both periods.

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

Income from Operations. We generated income from operations of approximately $628,000 and $582,000 for the three months ended March 31, 2018 and 2017, respectively. This increase of approximately $46,000 was primarily due to a $0.6 million increase in gross profit, partially offset by a $0.2 million decrease in recovery of doubtful accounts expenses and a $0.4 million increase in selling, general and administrative expenses and research and development expenses.

Other Expense, Net. Our other expense primarily consists of interest expense, finance expense and other non-operating income (expense). We had other expense of approximately $0.4 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively. We incurred interest expense of approximately $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. We incurred finance expenses of approximately $2,000 and $155,000 for the three months ended March 31, 2018 and 2017, respectively. We recorded estimated contingencies expense of approximately $97,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes. We did not incur any provision for income taxes for the three months ended March 31, 2018, because we had previous net operating losses on which the net deferred tax assets we previously had provided a 100% allowance to be utilized during the period. We did not incur provision for income for the three months ended March 31, 2017 for the same reasons as previously mentioned.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The transition tax, if applicable, is a one-time income tax which, if elected, can be paid over 8 years. However, this one-time transition tax had no effect on our income tax expense as we have no undistributed foreign earnings prior to December 22, 2017 since we have cumulative foreign losses..

Net Income. We had net profit of approximately $253,087 for the three months ended March 31, 2018, as compared to approximately $368,000 for the three months ended March 31, 2017, a change of approximately $115,398. Such change was the result of the combination of the changes as discussed above.

Comparison of the nine months ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations for the nine months ended March 31, 2018 and 2017, in US dollars:

	Nine months ended
	March 31,
				Percentage
	2018	2017	Change	Change
	(As Restated)
Revenue	$36,290,818	$35,782,079	$508,739	1%
Cost of revenue	30,832,052	36,182,821	(5,350,769)	(15)%
Gross profit (loss)	5,458,766	(400,742)	5,859,508	(1,462)%
Recovery of (provision for) doubtful accounts	1,235,049	(3,600,836)	4,835,885	(134)%
Selling, general and administrative expenses	(4,505,390)	(4,626,043)	120,653	(3)%
Research and development expenses	(1,077,928)	(788,492)	(289,436)	37%
Income (loss) from operations	1,110,497	(9,416,113)	10,526,610	(112)%
Other expense, net	(3,551,805)	(688,312)	(2,863,493)	416%
Loss before provision for income taxes	(2,441,308)	(10,104,425)	(7,663,117)	(76)%
Provision for income taxes	-	-	-	-%
Net (loss)	$(2,441,308)	$(10,104,425)	$(7,663,117)	(76)%

Revenue. Our revenue is primarily generated from sales of our advanced ready-mix concrete products. For the nine months ended March 31, 2018, we generated revenue of approximately $36.3 million, as compared to approximately $35.8 million during the nine months ended March 31, 2017, an increase of approximately $0.5 million, or 1%. The increase in revenue was principally due to increased unit selling prices of 26.3% resulting from the turnaround of the concrete industry. In late 2017, the local government had shut down a number of small and non-qualified concrete manufactures, which led to less competition in the industry and drove up the selling price of the concrete as the supply of available concrete was reduced. The increase was also due to the appreciation of the Chinese Renminbi (“RMB”) against the U.S. dollar of 3.6% . The increase in revenue was offset by 21.9% decrease of sales volume due to the suspension and production limitation policies enforced by certain districts of the local government on some of our customers starting on November 15, 2017. The policy prohibits construction jobsites in certain areas from producing industrial waste or dust to aggravate winter haze weather during the winter time. Our production increased to normal level during March, 2018 after the suspension and production limitations expired.

Cost of Revenue. Cost of revenue, which consists of direct labor, rentals, depreciation, other overhead and raw materials, including inbound freight charges, was approximately $30.8 million for the nine months ended March 31, 2018, as compared to approximately $36.2 million for the nine months ended March 31, 2017, a decrease of approximately $5.4 million, or 15%. The decrease in cost of revenues was primarily associated with the decrease in our sales volume mainly due to the suspension and production limitation policies as discussed above and partially offset by the slight increase of unit production costs of 5.1%, which was caused by the unit price inflation of our raw materials, such as cement, stone and mine powder for the nine months ended March 31, 2018, as compared to the same period in 2017.

Gross Profit (Loss). Gross profit was approximately $5.5 million for the nine months ended March 31, 2018, as compared to approximately $0.4 million gross loss for the nine months ended March 31, 2017, a positive change of approximately $5.9 million, which was primarily due to the increase of our selling price of concrete at a higher rate only partially offset by the increase of unit production costs during the nine months ended March 31, 2018 as compared to the same period in 2017 for the reasons as discussed above.

Recovery of (provision for) Doubtful Accounts. We were able to reduce our allowance for doubtful accounts by approximately $1.2 million for the nine months ended March 31, 2018 as compared to the provision for doubtful accounts charge of approximately $3.6 million during the nine months ended March 31, 2017, a change of approximately $4.8 million, or 134%. The change was attributable to the fact that we collected more of our aged accounts receivable and other receivables that were over 720 days past due with better collections efforts during the nine months ended March 31, 2018 as compared to the same period in 2017 which correspondingly resulted in the recovery of the allowance for doubtful accounts in accordance with our allowance policy. At the end of each quarter, we conduct an aging analysis of each customer’s arrears to determine whether the allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, we consider the historical experience, the economy, trends in the construction industry, expected collectability of amounts receivable that are past due and the expected collectability of overdue receivables. An allowance for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. After reviewing individual balances, we provide a provision of 15% for accounts receivable past due more than 180 days but less than one year, 40% for accounts receivable past due from one to two years, 75% for accounts receivable past due beyond two years, 100% for accounts receivable past due beyond three years, plus additional amounts as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of sales commissions, advertising and marketing costs, office rent and expenses, costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. We incurred selling, general and administrative expenses of approximately $4.5 million for the nine months ended March 31, 2018 as compared to approximately $4.6 million for the nine months ended March 31, 2017, a decrease of approximately $0.1 million. The decrease was primarily due to a $0.2 million decrease in consulting expenses and $0.1 million decrease in meals and entertainment expenses, which was partially offset by a $0.1 million increase in compensation expense and a $0.1 million increase in repair expenses as compared to the nine months ended March 31, 2017.

Research and Development Expenses. Research and development expenses were approximately $1.1 million for the nine months ended March 31, 2018 as compared to $0.8 million for the same period in 2017. We increased our research and development expenditures during this period with the prospect of improving our competitive advantage with respect to our products.

Income (Loss) from Operations. We generated income from operations of approximately $1.1 million for nine months ended March 31, 2018 as compared to a loss from operations of approximately $9.4 million for the nine months ended March 31,2017. The change of approximately $10.5 million was primarily due to a $5.9 million increase in gross profit, a $0.1 million decrease in selling, general and administration expenses and a $4.8 million decrease in the allowance for doubtful accounts, partially offset by a $0.3 million increase in research and development expenses.

Other Income (Expense), Net. Our other expenses primarily consists of interest expense, finance expenses and other non-operating income (expense). We had other expense of approximately $0.9 million and $0.7 million during the nine months ended March 31, 2018 and 2017, respectively. Approximately $0.9 million and $0.6 million of interest expense was recorded for the nine months ended March 31, 2018 and 2017, respectively, and approximately $5,000 and $0.5 million of finance expenses were recorded for the nine months ended March 31, 2018 and 2017, respectively. We recorded estimated contingencies expense of approximately $2.7 million and $0 for the nine months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes. We did not incur a provision for income tax for the nine months ended March 31, 2018 and 2017 as we did not have income and provided 100% allowance for our net operating losses.

Net (Loss). We had net loss of approximately $2.5 million for the nine months ended March 31, 2018, as compared to a net loss of approximately $10.1 million for the nine months ended March 31, 2017, a reduction of $7.7 million. Such change was the result of the combination of the changes as previously discussed above.

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

We engage in the production of advanced construction materials for large-scale infrastructure, commercial and residential developments. Our business is capital intensive and we are highly leveraged. Debt financing in the form of short-term bank loans, loans from related parties and bank acceptance notes, have been utilized to finance our working capital requirements and capital expenditures. Working capital was approximately $6.8 million as of March 31, 2018, as compared to $6.2 million as of June 30, 2017. As of March 31, 2018, in addition to cash on-hand, we also have other current assets mainly composed of accounts receivable and prepayments.

Although we believe that we can realize our current assets, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered historical experience, the economic environment, trends in the construction industry, the expected collectability of accounts receivable and the realization of the prepayments on inventory, and provided an allowance for doubtful accounts as of March 31, 2018. We expect to realize our current asset balances net of allowance within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal twelve-month operating cycle, we may have to consider supplementing our available sources of funds through the following:

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

The Company is involved in various lawsuits, claims and disputes related to its operations and the personal guarantees of its executives to affiliated entities. The Company is actively defending these actions and attempting to mitigate the Company’s exposure to any liability in excess of the current provision of approximately $4.6 million, (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements). The ultimate outcome of these pending actions cannot presently be determined, but currently management is of the opinion that any potential additional liability would not have a material impact on the Company’s consolidated financial position. Nevertheless, due to the uncertainties with litigation, the PRC legal system, claims and disputes, it is at least reasonably possible that management’s view of the outcome could change in the near term.

Furthermore, as of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments in the amount of approximately $14.8 million (see Note 13 in the accompanying notes to the unaudited condensed consolidated financial statements) and the likelihood of the outcome of these lawsuits cannot presently be determined. These lawsuits involve the Company principally due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders/officers, because they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in the joint complaints. Xin Ao was not involved in most of the lawsuits but named as a joint co-defendant in the lawsuits. As a result, Xin Ao might have exposure to any judgements in the future under PRC laws. Mr. Han and Mr. He have agreed to indemnify the Company for any amounts Xin Ao may have to pay. Should the outcome of these lawsuits require Xin Ao to pay because the other co-defendants of the lawsuits and Mr. Han. and Mr. He were unable to liquidate their personal assets or their ownership interest in their privately held companies timely to pay for the judgements, the Company’s working capital as of March 31, 2018 would be reduced from approximately $6.8 million to a net working capital deficiency of approximately $8.0 million.

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

The following table provides summary information about our net cash flow for financial statement periods presented in this report:

	For the nine months ended
	March 31,
	2018	2017
Net cash provided by operating activities	$2,368,260	$5,448,523
Net cash used in investing activities	(50,378)	(52,532)
Net cash used in financing activities	(1,507,313)	(4,976,764)
Effect of foreign currency translation on cash and cash equivalents	51,634	(42,997)
Net increase in cash and cash equivalents	$862,203	$376,230

Principal demands for liquidity are for working capital and general corporate purposes.

Operating Activities. Net cash provided by operating activities was approximately $2.4 million. This was principally due to the utilization of approximately $16.4 million of prepayments and advances and prepayments to related parties, the collection of approximately $1.6 million customer deposits and approximately $2.5 million of accrued liabilities partially offset by the payment of accounts payable of approximately $15.3 million and the loss of $2.4 million.

Investing Activities. Net cash used in investing activities was approximately $50,000 and $52,000 for the nine months ended March 31, 2018 and 2017, respectively, which was primarily attributable to the purchase of equipment.

Financing Activities. Net cash used in financing activities totaled approximately $1.5 million for the nine months ended March 31, 2018, which was primarily attributable to $24.0 million for the repayments of bank loans and bank guarantees, $14.5 million for the repayments of notes payable, and partially offset by $32.6 million of new bank loans and bank guarantees and the release of $4.4 million of restricted cash.

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of China ACM and its wholly owned subsidiaries, BVI-ACM, China-ACMH, and its variable interest entity Xin Ao (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with ASC810, the Company concluded that Xin Ao is a VIE and China ACM is the primary beneficiary. The financial statements of Xin Ao are consolidated with China ACM’s financial statements.

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

There was no impairment charge for the three and nine months ended March 31, 2018, and 2017.

Competitive pricing pressures and changes in interest rates could materially and adversely affect the Company’s estimates of future net cash flows to be generated by long-lived assets, and thus could result in future impairment losses

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires us to use the assets and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, the net deferred tax asset will not be realized.

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

United States federal, state and local income tax returns prior to 2015 are not subject to examination the tax authorities. PRC tax returns filed for calendar years ended December 31, 2015 to 2017 are subject to examination by any applicable tax authorities.

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

Operating lease expenses are allocated between the cost of revenue and selling, general, and administrative expenses. Total operating lease expenses were approximately $0.1 million for each of the three months ended March 31, 2018 and 2017. Total operating lease expenses were approximately $0.3 million and $0.2 million for the nine months ended March 31, 2018 and 2017, respectively.

Contingencies

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue an amount for potential litigation losses. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the outstanding claims. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.6 million (including interest and penalty of $0.2 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three and nine months ended March 31, 2018, additional estimated claims charges of approximately $0.1million and $2.7 million, respectively, on some of the remaining claims is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this Amended 10-Q, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this amended 10-Q report from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a co-defendant in litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

Legal matters

As of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.8 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders/officers, of which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgement amounts from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interests in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.8 million.

On December 10, 2018, Mr. Han and Mr. He entered into an amendment No. 1 to the indemnification agreement to clarify the indemnification terms which Mr. Han and Mr. He s’ certain actions including but not limited to personal guarantees, loans or investments in their own name to other entities which has caused Xin Ao to be involved as a co-defendant in certain legal proceedings. Mr. Han and Mr. He have agreed to unconditionally indemnify Xin Ao for all losses, damages, legal fees, expenses or other costs related to the legal proceedings where Xin Ao was named as a co-defendant or defendant due to Mr. Han and Mr. He being a shareholder of Xin Ao. The indemnification for the amended terms are irrevocable. In addition, Mr. Han and Mr. He agreed to unconditionally indemnify Xin Ao for all the losses, damages, legal fees, expenses and other costs, including additional interest, related to these legal proceedings accrued and contingencies determined in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of March 31, 2018:

Dispute matter	Claims as of March 31, 2018	Interest and Penalties	Total claims as of March 31, 2018
Guarantees	$61,224,015	$10,913,705	$72,137,720
Purchase	1,730,968	32,596	1,763,564
Leases	977,867	-	977,867
Labor	249,149	-	249,149
Total	$64,181,999	$10,946,301	75,128,300
Settled claims			(60,308,951)
Remaining claims amount			$14,819,349

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

As required by Rule 13a-15 under the Exchange Act, in connection with the restatement, our management, including our Chief Executive Officer and interim Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, we concluded that as of March 31, 2018, due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal control over financial reporting, management has concluded that, as of March 31, 2018, our internal control over financial reporting, because of the material weaknesses in our internal control over financial reporting described below, were not effective.

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

(c) Changes in internal control over financial reporting

Except as otherwise disclosed in this amended 10-Q, during the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is a party to various legal actions. The majority of these claims and proceedings relate to or arise from, commercial disputes, labor contract complaints and sales contract complaints. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated (See Dispute Matters Arising in the Ordinary Course of Business for more information). In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue an amount for potential litigation losses. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made as indicated below (See Legal Matters). Currently, except as otherwise noted below, the Company does not believe that it is possible to estimate the potential losses incurred or a range of reasonably possible losses related to the outstanding claims. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits for which the Company estimated that it is more than likely to pay judgments in the amount of approximately $4.6 million (including interest and penalty of $0.2 million). These amounts are presented in the accompanying consolidated balance sheets (See Accrued Contingent Liabilities). During the three and nine months ended March 31, 2018, additional estimated claims charges of approximately $0.1 million and $2.7 million, respectively, on some of the remaining claims is presented in the accompanying consolidated statements of operations under the caption “Estimated claims charges”.

As of the date of this Amended 10-Q, the Company’s management does not expect any other material liability from the disposition of claims as of the date of this amended 10-Q report from litigation individually, or in the aggregate that would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Due to the Company’s operations in the PRC and the legal environment in the PRC, it is possible that the Company’s VIE, Xin Ao could be named as a co-defendant in litigation based upon the guarantees of Mr. Han and Mr. He and/or their related parties.

(i)	Disputes Arising in the Ordinary Course of Business

As of March 31, 2018, the Company had approximately $4.6 million in accrued contingent liabilities, net of litigation paid by a related party of approximately $1.3 million, and an additional $0.1 million of estimated claims charges for the three months ended March 31, 2018. As of March 31, 2018, further details regarding the type of litigation disputes and accrued costs associated with the claims are summarized as follows:

Dispute matter	Claim amount as of March 31, 2018	Interest and penalties	Total claim amount as of March 31, 2018

1) Guarantees	$2,353,443	$-	$2,353,443
2) Sales	22,037	9,742	31,779
3) Purchase	1,200,152	129,528	1,329,680
4) Leases	2,116,592	101,016	2,217,608
5) Labor	28,441	-	28,441
6) Other	13,417	-	13,417
Total	$5,734,082	$240,286	5,974,368
Payments			(1,370,340)
Accrued contingent liabilities			$4,604,028

The major legal cases are summarized as follows:

1)	Guarantee

In December 2016, the Company guaranteed approximately $2.4 million (RMB 14,797,000) that a third-party borrowed from bank:

Name of party being guaranteed	Guaranteed amount	Guarantee expiration date
Tangshan Long Tang Trading Co., Ltd	$2,353,443	December 29, 2017

This loan has not been repaid as of the date of this report. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is still probable. The Company previously accrued approximately $2.4 million for this contingent liability in connection with such guarantee during the three months ended September 30, 2017.

2)	Sales dispute

(a) On August 10, 2017, Guowang International Finance Leasing Co. Ltd. (“Gouwang”) filed a lawsuit against Xin Ao in the People’s Court of Nankai District, Tianjin Province (“Nankai Court”) to seek compensatory damages in connection with Xin Ao’s failure to make payments under a financing lease agreement. On October 23, 2017, Nankai Court ruled against Xin Ao and rendered a judgement to award damages of RMB 9,168,463 (approximately US$1.4 million) to Guowang (the “Decision”). On September 26, 2018, Xin Ao made an appeal to the Decision in Tianjin First Intermediate People’s Court. The appeal was rejected in its entirety with prejudice. As of date of this report, Xin Ao has not made any payment. This agreement was initially entered into by Xin Ao for the benefit of a related party that is owned by the Company’s shareholders/officers. Accordingly, the Company accrued approximately $1.4 million as a liability and a corresponding “Other Receivable – Related Party” in the same amount. Should the entity not repay the Company, the major shareholders have agreed to indemnify the Company for any unpaid amounts.

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

As of March 31, 2018, the Company’s VIE, Xin Ao, was subject to several civil lawsuits with potential judgments of approximately $14.8 million and the likelihood of the outcome of these lawsuits cannot be determined as of the date of this report. These lawsuits involved with the Company were mainly due to the personal guarantees by Mr. Xianfu Han, and Mr. Weili He, the Company’s shareholders/officers, of which they are also the shareholders of Xin Ao. Because Mr. Han and Mr. He are the shareholders of Xin Ao, the plaintiffs included Xin Ao in their joint complaints. Xin Ao was not involved in some of the lawsuits but named as a joint defendant in the lawsuits. As a result, Xin Ao might have exposure to the pending judgements in the future under PRC laws.

On September 28, 2018, Mr. Han and Mr. He signed an agreement with the Company to waive the liabilities of the Company and personally become responsible for all of the pending potential judgement amounts from these related civil lawsuits. Both Mr. Han and Mr. He agreed to liquidate their personal assets or their ownership interests in their privately held companies to pay for any of the pending potential judgements amounts of approximately $14.8 million.

On December 10, 2018, Mr. Han and Mr. He entered into an amendment No. 1 to the indemnification agreement to clarify the indemnification terms which Mr. Han and Mr. He’s certain actions including but not limited to personal guarantees, loans or investments in their own name to other entities which has caused Xin Ao to be involved as a co-defendant in certain legal proceedings. Mr. Han and Mr. He have agreed to unconditionally indemnify Xin Ao for all losses, damages, legal fees, expenses or other costs related to the legal proceedings where Xin Ao was named as a co-defendant or defendant due to Mr. Han and Mr. He being a shareholder of Xin Ao. The indemnification for the amended terms are irrevocable. In addition, Mr. Han and Mr. He agreed to unconditionally indemnify Xin Ao for all the losses, damages, legal fees, expenses and other costs, including additional interest, related to these legal proceedings accrued and contingencies determined in the future.

The type of litigation disputes with contingencies associated are summarized as follows as of March 31, 2018:

Dispute matter	Claims as of March 31, 2018	Interest and Penalties	Total claims as of March 31, 2018
1) Guarantees	$61,224,175	$10,913,705	$72,137,720
2) Purchase	1,730,968	32,596	1,763,564
3) Leases	977,867	-	977,867
4) Labor	249,149	-	249,149
Total	$64,181,999	$10,946,301	75,128,300
Settled claims			(60,308,951)
Remaining claims amount			$14,819,349

The major legal cases are summarized as follows:

1)	Claims Resulting from Executives’ Personal Guarantee to Affiliated Entities

(a)	Mr. Xianfu Han, the CEO and director of the Company and a shareholder of Xin Ao, Mr. Weili He, the interim CFO and director of the Company and a shareholder of Xin Ao, and Xin Ao (the “Defendants”) were parties to a lawsuit filed on June 23, 2017, by China Cinda Asset Management Co., Ltd. Beijing Branch (“Cinda Beijing Branch”) in the Beijing First Intermediate People’s Court (the “Beijing Intermediate Court”) to seek compensatory damages, liquidated damages, costs, and attorney’s fees for default in a loan repayment. The loan agreement was entered into by and between Xin Ao Ecological Construction Materials Co., Ltd. (“Borrower”) and Cinda Beijing Branch dated as of June 23, 2014 with Mr. Han and Mr. He acting as the guarantors for such loans (the “Guarantors”). Mr. Han and Mr. He together are the controlling shareholders of the Borrower, holding an aggregate of 60% equity interests of the Borrower. The aggregate amount of the loan was RMB288,506,497 (approximately US$43.4 million) with interest at 12.8% per annum (the “Loan”). Cinda Beijing Branch alleged that since the Borrower breached its obligation to make the repayment of the Loan on the maturity date, the Guarantors, along with Xin Ao and those entities owned or controlled by the Guarantors, should be brought into the lawsuit as co-defendants (the “Defendants”). On July 5, 2017, Beijing Intermediate Court ruled in favor of Cinda Beijing Branch and issued a judgment for execution to freeze the Defendants’ assets, an aggregate amount of RMB 304,972,608 (approximately US$45.8 million) which shall be used for the repayment of the Loan, the liquidated damages, the interest on the Loan, and other costs and expenses undertaken by Cinda Beijing Branch. Following the mediation, China Cinda Asset Management Co., Ltd. (“Cinda”), two shareholders of Da Tong Lianlv Technologies Co., Ltd. (“Datong Lianlv”), Beijing Ao Huan Fund Management Co., Ltd. (“Ao Huan”), and Shou Tai Jin Xin (Chang Xing) Investment Management Co., Ltd (“Jin Xin”) entered into a certain limited partnership agreement (the “Partnership Agreement”) on December 22, 2017 to settle the lawsuit. Datong Lianlv is an affiliate of the Company and Xin Ao. Cinda is the parent company of Cinda Beijing Branch. As provided in the Partnership Agreement, the distributions of the limited partnership shall be allocated to Cinda first, who made a capital contribution in the form of its rights, title and interests in and to the repayment of the Loan in an aggregate amount of RMB 322,435,300 (approximately US$48.5 million) (the “Capital Contribution”). Pursuant to the Partnership Agreement, payment shall be made until Cinda has received an amount equal to the aggregate of its unreturned Capital Contributions and a cumulative distribution equal to 7.5% of all distributions made. Datong Lianlv made its capital contribution in cash in an aggregate amount of RMB 150,000,000 (approximately US$22.5 million) along with its shareholders consent to transfer 99% of Datong Lianlv’s equity interests to the limited partnership. The PRC legal counsel of Xin Ao indicated that Cinda and Cinda Beijing Branch orally confirmed that this claim was fully settled in the form of the Partnership Agreement. In February 2018, the Cinda Beijing Branch filed an enforcement order with the court as the partnership had not been formed at that time. The partnership was subsequently formed in March 2018. No attempt to collect payment from Xin Ao has been made since the enforcement order was filed in February 2018. Based upon the legal opinion issued by the Company’s PRC legal counsel, Xin Ao believes a favorable outcome has been obtained and that it has no exposure for the pending judgement as the enforcement order has been resolved with the establishment of the Partnership.

(b)	On July 11, 2018, Chengde County Rural Cooperatives Credit Union (the “Credit Union”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Shuangqiao District, Chengde, Hebei Province (“Shuangqiao Court”) against certain entities and individuals (collectively the “Respondent”) including Xin Ao and Chengde Tianhang Concrete Co Ltd. (“Chengde Tianhang”) and Chengde Kaixuan Real Estate Development Co. Ltd. (“Chengde Kaixuan”) in connection with Chengde Tianhang’s potential default of its loan repayment. In accordance with the loan agreement, Mr. Weili He and Mr. Xianfu Han together acted as the guarantors for such loan. In addition, Mr. Han and Mr. He were the controlling shareholders and officers of Xin Ao, They are also the shareholders of Chengde Tianhang. Mr. Han and Mr. He were therefore named as co-respondents in the Arbitration Demand, where the Bank sought property preservation. Shuangqiao Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of the Respondent in an aggregate amount of RMB 26,000,000 (approximately US$3.9 million). Currently, none of the Company’s funds on deposit have been seized.

(c)	On October 9, 2017, Yong Fan filed a lawsuit against Beijing Lianlv Technology Group Co. Ltd (“Beijing Lianlv”), Xin Ao, and Mr. Weili He, in connection with Beijing Lianlv’s failure to pay the principal and interest of RMB2,927,400 (approximately US$0.4 million) under a loan agreement (the “Loan Agreement”). Given that Mr. Weili He acted as the guarantor for such loan, Mr. He was brought into the lawsuit as one of the co-defendants. Since Mr. He is one of the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as one of the co-defendants The Court rendered a judgement in May 2018, ruling that:

1)	Beijing Lianlv shall pay Yong Fan RMB 2.895 million (approximately US$0.4 million) as principal of the loan and RMB32,400 (approximately US$5,000) as interest on the loan.. As of the date of this report, Beijing Lianlv has not made any payment and the Company is currently in the process of appealing the judgement;

2)	Xin Ao and Mr. Weili He are entitled to the right of recourse to Beijing Lianlv.

(d)	On January 8, 2018, Agricultural Bank of China Tangshan Branch (the “Bank”) filed an arbitration demand (“Arbitration Demand”) with the People’s Court of Fengrun District, Tangshan, Hebei Province (“Fengrun Court”) against certain entities and individuals including Xin Ao and Tangshan Xinglong Technology Development Co. Ltd. (“Xinlong”) (collectively the “Respondents”) in connection with Xinlong’s breach of a loan agreement. In accordance with the loan agreement, Xin Ao, as the guarantor on such loan from the Bank, was named as co-respondent to the Arbitration Demand, where the Bank sought property preservation. Fengrun Court, accepting the Arbitration Demand of the Bank, rendered a decision to seize the bank deposits or equivalents of Respondents in an aggregate amount of RMB 51,000,000 (approximately USD $7.7 million). Currently, none of the Company’s funds on deposit have been seized.

2)	Purchase disputes

(a)	Beijing Jinlong Datong Trading Co. Ltd. (“Jinlong”) filed a lawsuit on April 6, 2017 against Beijing Yucheng Jianda Concrete Co. Ltd. (“Chengyu”) in the People’s Court in Changping District, Beijing (“Changping Court”) to seek compensatory damages, interest and attorney’s fees (“Chengyu Action”). A Concrete Purchase Agreement was entered into by and between Chengyu and Lida Jiye Co. Ltd. (“Lida”) on April 30, 2016 for a construction project (the “Project”). The purchase price of the concrete supplied by Lida was RMB 5,595,093.2 (approximately US$0.8 million), the payment of which was overdue. On April 5, 2017, Lida entered into a debt assignment agreement with Jinlong to assign its right, title and interests in and to the repayment of such overdue purchase price against Chengyu. Chengyu was notified of such transaction on April 6, 2017. Xin Ao, as the contractor of the Project and one of the interested parties whose material interests are directly related to the proceeding, was bought into the lawsuit as a co-defendant. Xin Ao filed a counterclaim for a jurisdiction challenge, which was denied by the Changping Court. The Concrete Purchase Agreement provided that “any dispute arising out of the agreement shall be governed by the court located in the place the agreement was executed”, which was Changping, Beijing. On January 10, 2018, Changping Court rendered a decision in favor of Xin Ao.

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

On March 6, 2018, Beijing Chengda Yu Concrete Co., Ltd (“Beijing Chengda”) filed a lawsuit against Xin Ao in connection with Xin Ao’s breach of a rental lease. Beijing Chengda stated that on January 24, 2014 both parties entered into a lease agreement (the “Agreement”). A lease addendum was later entered into on February 25, 2014. The Agreement provided that, effective from July 18, 2013 to April 30, 2018, XinAo shall rent Beijing Chengda’s property, the Concrete Station, and assume all credits and debts incurred during the term of the lease agreement. Mr. Xianfu Han and Mr. Weili He signed a personal guaranty agreement with Xin Ao to undertake the liabilities of Xin Ao in the event of its breach on the lease agreement. On March 31, 2017, Beijing Chengda was sued by Beijing Zhongtong Jiang Xin’hang Construction Materials Co., Ltd for an unpaid balance in an amount of RMB 6,246,059 (approximately US$0.9 million in total) in connection with utilizing the Concrete Station. Beijing Chengda then brought a lawsuit against Xin Ao for the payment of such unpaid balance together plus with the legal fees in connection with the lawsuit. The case is still under review by the court, and no potential judgment amount has been decided.

4)	Labor disputes

During 2017, Sihong Jinghong Sheng Concrete Co., Ltd. (“Sihong”) was subject to certain labor disputes. The potential total amounts of judgment is approximately RMB 1,702,000 (approximately US$262,000). Since Mr. Xianfu Han and Mr. Weili He are the controlling shareholders of Xin Ao, Xin Ao was also brought into the lawsuit as a co-defendant. As of the date of the report, Sihong has not made any payment

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A for the fiscal year ended June 30, 2018 filed with the SEC on December 10, 2018.

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

Date: January 23, 2019	CHINA ADVANCED CONSTRUCTION MATERIALS GROUP, INC.

	By:	/s/ Xianfu Han
Xianfu Han, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Weili He
Weili He, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Principal Accounting Officer)